Form 10-K
period 2020-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2021-02-25
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020, OR
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
Large accelerated filer  ☐       Accelerated filer   ☒    Non-accelerated filer ☐       Smaller reporting company   ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $372.4 million based on the closing sales price of the common stock as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐
On February 22, 2021, there were 467,863,016 outstanding shares of common stock (excluding 1,364,443 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
Overview
Clear Channel Outdoor Holdings, Inc. (the "Company", "we" or "us") is one of the world’s largest out-of-home advertising companies and the only global out-of-home advertising company with scaled presence in the United States ("U.S.") and Europe. With more than 500,000 advertising displays (including airport structures) spanning 31 countries, we deliver our clients’ marketing campaigns internationally, nationally and locally, enabling advertisers to engage with consumers through our portfolio of out-of-home advertising displays in many of the most desirable markets across the globe.
Our global asset portfolio primarily consists of the following advertising structures:
•print billboards, which are a recognizable medium for delivering big brand messages with broad reach;
•digital billboards, usually in high-traffic commercial areas, which may display advertisements for multiple customers and can change messages throughout the course of a day;
•street furniture displays, the largest element of our international portfolio, which generally focus on urban city centers;
•transit displays, such as bus and rail displays, which provide high-profile exposure throughout communities;
•airport displays, which target travelers with high “dwell times” and multiple exposures for high-frequency campaigns; and
•spectaculars and wallscapes, which are high-profile, high-impact advertising structures erected in mass consumer locations, such as Times Square and Sunset Boulevard, designed to attract maximum attention.
Our business model focuses on building strong customer relationships and leveraging our diverse global asset base to provide customized advertising solutions. Our strategy centers on transforming the way we do business by applying cutting-edge technology to the out-of-home advertising experience, including continuing our expansion of digital displays across our entire asset portfolio. As an industry leader in the development of out-of-home programmatic buying capabilities and the utilization of data and analytics to prove attribution and improve campaign planning and effectiveness, we are a pioneer in the out-of-home technology-fueled transformation that is further enhancing our ability to monetize our digital inventory.
Through our extensive display inventory and technology-based enhancements, we have the ability to deliver innovative, effective marketing campaigns for advertising partners globally, in their target markets, connecting brands with the people they want to reach with ideas that enlighten, entertain and influence them. In the U.S., we are present in 42 out of the top 50 designated market areas (“DMAs”), as well as all top 20 DMAs. Our portfolio in our Europe segment spans 17 countries (16 European countries plus Singapore) and is focused on densely populated metropolitan areas. We also have advertising assets in four countries across Latin America. Our diverse global portfolio gives us exposure to a range of macro-economic, regulatory and media environments, the ability to leverage technology investments and leadership across the portfolio, and the opportunity to develop global relationships with the world’s largest advertisers and agencies.
We believe that with our reach, technology and global asset base, we can provide our clients with a more effective method to reach their audiences and deliver their messages in an impactful manner compared to other traditional advertising mediums.
Development of our Business
Prior to May 1, 2019, we were indirectly owned by iHeartCommunications, Inc. (“iHeartCommunications”) and its parent company, iHeartMedia, Inc. (“iHeartMedia”). On May 1, 2019 (the "Effective Date"), we separated from, and ceased to be controlled by, iHeartMedia and its subsidiaries (the "Separation"). Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2020, for a full discussion of our corporate history prior to 2020.
In April 2020, following a strategic review of our investment in China, we sold our 50.91% stake in Clear Media Limited (“Clear Media”).
Macroeconomic Indicators and Seasonality
Advertising revenue for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we have operations and fluctuations in foreign currency exchange rates.

We typically experience our lowest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year. However, our financial performance in 2020 was severely impacted by COVID-19, as further described below.
Our Industry
    We believe out-of-home advertising enjoys a strong and unique position in the media mix, offering advertisers an opportunity to reach consumers when they are out of the home and close to making purchase decisions through a cost-effective advertising medium.
Out-of-home has the broadest reach among all forms of media, reaching more adults in the U.S. on a weekly basis than radio, TV and the Internet, according to data provided by Scarborough Research. We reach our audience while they are on the move through billboards, transit displays and street furniture located in major commuter locations such as airports, bus networks and railways. With the growth of digital media and the use of data, advertisers can build on this location-targeting ability and alter advertising messages based on environmental conditions, including time of day and weather, making them all the more relevant and effective to their target audience.
Since the inception of the Internet, other traditional media has faced the challenge of online content migration, which has fragmented their audiences and reduced their reach. Out-of-home, on the other hand, has seen its audience grow through increased urbanization and time spent out of the home, in particular, benefiting from the development and worldwide use of the mobile phone. As a consequence, traditional forms of media have lost market share of ad spend, while out-of-home has seen healthy growth. According to data published by Magna Global in December 2020, global revenues in the out-of-home sector are expected to grow at a 4.6% compounded annual growth rate from 2022 to 2025 following the current economic downturn and recovery period, significantly faster than other traditional mediums.
The out-of-home sector in the U.S., particularly billboards, is subject to governmental regulation at the federal, state and local levels, which provides stability to our market position. In other advertising locations within the U.S. market (such as airports, other transit hubs or shopping malls) and in international markets, barriers to entry arise due to the complexity of operating major advertising concessions in these environments. We have developed long-standing municipality and other landlord partner relationships across our markets with long-term contracts and strong forward visibility, and we believe we can leverage our expertise to continue to expand our business.
Our Vision
    Our vision is to create a unique, mass-reach, global media platform that delivers our clients' messages across our distinctive portfolio of digital and traditional displays. We believe out-of-home advertising has opportunities to further improve its value proposition and capture an even greater share of the global advertising market, and part of our vision is to make out-of-home advertising as easy to plan, buy and measure as an online campaign, but with increased impact and reduced brand risk.
The key pillars of our vision are:
•Growing the out-of-home medium. Our strategy is, first and foremost, to grow out-of-home advertising’s share of total media spend by leading the technology-driven transformation of the medium, and to grow our share of total out-of-home advertising spend by leveraging our distinctive global asset base and operations in key markets with strong demographic strengths.
•Technological leadership. Technological advances continue to transform the out-of-home advertising sector and drive growth in the medium overall. We seek to leverage our leadership position in out-of-home technology and data to enhance out-of-home advertising's core proposition through digital displays, making the medium even more flexible and creative to draw consumer interest; to make out-of-home advertisements even easier to plan and buy; and to provide customers with proof of campaign delivery and return on investment.
•Customer focus. We enable advertisers to engage with consumers through innovative advertising solutions that deliver results by putting our portfolio to work in smart and distinctive ways, including differentiating our products through innovation, sales and service. We seek to further develop our sales excellence by using sophisticated revenue management tools to optimize the yield of our asset base, and we are focused on developing our networks of locations into compelling propositions by selling the audience attributes rather than the individual display. We believe that this customer focus, as well as our distinctive global presence and scale, allows us to build relationships with key global advertisers across our portfolio.

•Opportunistic expansion. Part of our long-term vision is to leverage our operational performance to optimize our capital structure, pursue opportunities for acquisitions in a fragmented marketplace and exploit potential for portfolio expansion with acquisitions benefiting from our technology platform. Despite the current challenges of COVID-19, we believe that there are opportunities for expansion in the fragmented out-of-home space, and we remain open to opportunities that accelerate our path to creating enhanced value for shareholders. However, given the current economic environment, our immediate focus is on continuing to own, operate and enhance the value of our existing portfolio of assets.
Our Strategies
Promote outdoor media spending.
Given the attractive industry fundamentals of outdoor media and the depth and breadth of our relationships with advertisers, we believe we can drive out-of-home advertising's share of total media spend by using executive, marketing and dedicated sales teams to highlight the value of out-of-home advertising relative to other media. As part of our effort to promote growth in out-of-home advertising’s share of total media, we are focused on developing and implementing improved out-of-home audience delivery measurement systems to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
    We are at the forefront of integrating out-of-home media with data analytics and attribution, and we have made and continue to make significant investments in research tools like Clear Channel Outdoor RADAR (“RADAR”), our proprietary suite of data-driven solutions for planning, amplifying and measuring the impact of out-of-home advertising. First launched in our Americas business in 2016, RADAR is the industry’s first suite of campaign planning, amplification and attribution solutions that utilizes aggregated and anonymized mobile data insights to help brands reach desired audiences, reengage these audiences across other media platforms, and measure what happens after someone is exposed to an advertisement on printed and digital displays. RADAR offers advertisers an easier way to unlock the value of out-home advertising by applying the same approach from the online world to the physical world’s largest screens. In 2020, we launched RADAR in our European business, with successful roll-outs in the United Kingdom (“U.K.”) and Spain, with other markets to follow.
Continued digitization of our portfolio and capabilities.
We were an early adopter of digital displays, and we continue to invest opportunistically in digital conversion both domestically and internationally. Digitization of the asset base has been a proven driver of growth in the out-of-home sector and for us in particular. Digital displays enhance the core proposition of out-of-home advertising by improving the quality of display, enabling greater utilization of our best advertising locations through sequential displays, allowing advertisers to plan campaigns around specific days or times of day, and enhancing creativity and contextual relevance of advertisements by tailoring messages according to specific locations, times or other inputs. Digitization of the asset base also provides highly attractive economics, and we believe we have established leadership in unlocking the full benefits of a digital portfolio, including improving sales force capability; developing sophisticated pricing and packaging, campaign delivery, and measurement tools; developing flexible propositions, which allow us to change content by time of day and quickly change messaging based on advertisers’ needs; and automation. Additionally, digital technology allows us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers, creating new revenue opportunities from both new and existing customers.
As of December 31, 2020, we had more than 19,000 digital displays worldwide, and revenue from digital displays accounted for approximately 31% of our total revenue for the year ended December 31, 2020, up from 29% for the year ended December 31, 2019. As we move through the economic downturn resulting from COVID-19, we are seeing benefits from our continued investments in technology and the global expansion of our digital footprint, which provides us with the flexibility to quickly ramp-up advertising campaigns and most effectively target the right audiences at the right time. A core element of our capital allocation strategy has been the continued digitization of our displays, and although we are taking a highly disciplined approach in managing our use of cash during the economic downturn, we remain committed to the development of digital out-of-home communication solutions, which we believe will serve to better position our business to meet our customers’ needs. The underlying fundamentals of the out-of-home industry remain attractive and are expected to continue to grow faster than traditional advertising over the long-term, with digital out-of-home driving that growth. According to data published by Magna Global in December 2020, the digital out-of-home sector is expected to grow at a 13.4% compounded annual growth rate from 2022 to 2025 following the current economic downturn and recovery period, and we hope to capture a significant share of this growth.

Improving our programmatic platform.
    Historically, out-of-home campaigns have been relatively hard to buy, with a fragmented media owner landscape, long lead times and relatively inflexible display periods. However, with continued digitization, we are able to leverage technology for ad-buying, and we have become an industry-leader in providing clients with a flexible buying model via a real-time, biddable digital out-of-home marketplace solution. This programmatic platform introduces ease and efficiency to the out-of-home advertising sales process by enabling marketers to buy our out-of-home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis and empowering them with a level of flexibility closest to online platforms relative to other traditional ad mediums. We intend to continue focusing on our programmatic efforts to further develop automated sales technology with the objectives of targeting “new” media spend from digital and mobile markets and making our medium easier to buy so that we can continue to capture advertising dollars from other traditional ad mediums.
Investing in data and analytics technologies.
    Out-of-home advertising has historically suffered from less measurability than some of its peers, both in terms of the specific audience that views a campaign and the attribution of post-exposure activity. However, digitization, programmatic buying, and the pervasive presence of smartphones and other mobile devices generates an enormous amount of data, and our investments in data and analytics over the last several years have allowed us to use anonymous mobile location data to deliver powerful insights for our campaigns through our suite of RADAR products. The insights RADAR provides, in conjunction with flexible ad-buying, enable our clients to deliver highly customized, targeted and measurable out-of-home campaigns, resulting in a more sophisticated approach to delivering messages to the right audience in the right location at the right time. By providing our clients with industry-leading measurement tools for optimization of end-to-end out-of-home campaigns, RADAR is helping us to demonstrate the value of out-of-home advertising and is positioning us as an industry innovator and a true partner to our clients.
We believe the technology investments we have made in building out our RADAR platform position us to better meet our customers’ needs as we move through the economic downturn resulting from COVID-19. During this time, our customers have continued to use RADAR as a vital tool allowing brands to effectively plan and measure their out-of-home campaigns against specific audience segments, especially as traffic patterns changed over the course of the pandemic. For example, in the U.S., we saw an increase in average visitation rates to essential businesses during the pandemic as a result of out-of-home ad exposure, which, in some cases, was higher than pre-COVID visitation rates. We believe we can drive revenue growth by continuing to improve audience insights and data solutions to make campaigns more relevant and by utilizing sophisticated tools to unlock value in revenue management and campaign optimization.
Pursuing opportunistic transactions.
Another component of our long-term strategy is to grow our relevance to our advertising customers by continuously optimizing our portfolio, targeting selective investments in promising market segments and capitalizing on product and geographic opportunities. In the past, we frequently evaluated potential merger and acquisition situations, and, in many cases, identified opportunities to capture synergies, achieve network effects or expand into new markets through the opportunistic acquisition of companies, assets and technologies that fit in with our long-term strategy and vision.
We are focused on taking the necessary steps to de-lever our balance sheet, enhance financial flexibility and invest in the growth of our higher margin markets, particularly in the Americas. As we continue to focus on operational efficiencies that drive greater margin and cash flow, we may from time to time in the future consider strategic transactions, including, among other things, the sale of one or more of our markets or businesses.
COVID-19
Effects on Economy, Industry & Company
In December 2019, it was first reported that there had been an outbreak of a new coronavirus (“COVID-19”), and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. In an effort to reduce transmission of the virus, governments around the world initially implemented lock-downs and placed significant restrictions on travel and transportation, and consumers significantly reduced time spent out-of-home. COVID-19 also resulted in volatile economic conditions, business disruptions across the globe and reductions in consumer spending. COVID-19’s extensive impact on the overall economy and on the global advertising market in particular has had a significant adverse impact on our business.

Starting in March 2020, we observed lock-downs limiting the behavior and movement of consumers and target audiences, which caused a significant decrease in out-of-home audience metrics indicating a reduction in consumer advertising display engagement; a sharp decline in customer bookings as customers deferred advertising buying decisions and reduced marketing spend; an unprecedented level of requests to defer, revise or cancel sales contracts as customers sought to conserve cash; and customers forced to close their businesses temporarily or permanently. As lock-downs and restrictions lifted, the negative impacts of COVID-19 began to lessen during the last weeks of the second quarter, and we saw an increase in mobility, traffic and other out-of-home metrics. During the third quarter, out-of-home metrics, travel patterns, consumer behavior and economic activity improved to varying degrees across our global platform but remained significantly below historic norms. However, the resurgence in COVID-19 cases during the fourth quarter caused certain restrictions to be reinstated, causing the positive momentum to slow down. Additionally, new mobility restrictions in European countries created significant volatility in our Europe segment booking activity.
In December 2020, it was announced that several COVID-19 vaccines had been authorized by certain national regulatory authorities, including the Centers for Disease Control and Prevention (“CDC”) in the U.S., and the first vaccines were administered. It is expected that more vaccines will be authorized and rolled out over the coming months as large clinical trials are completed. Still, the duration and severity of the effects of the pandemic, which is still ongoing as of the filing date of this Annual Report on Form 10-K, continue to evolve and remain unknown. Additionally, it remains unclear when we will see stabilized out-of-home metrics translate into a return to typical out-of-home advertising buying levels.
Company Response
In response to the pandemic, we have used our advertising inventory to facilitate messages of support to medical teams, first responders, delivery professionals, food service workers and many other key workers in all parts of the world; to provide support to governments in helping remind citizens to observe restrictions and how to stay safe; and to shine a light on essential businesses that remained open during the pandemic.
Additionally, in the U.S., we are working to bolster our customers' COVID-19 recovery by offering proven market-ready solutions, grounded in data insights and designed to help businesses nationwide reopen, rally and recover. As part of our ongoing commitment to local and national business owners, we are sharing these resources with marketers and media buyers via a new dynamic hub of solutions – “The COVID-19 Recovery Resource Center.” This online resource gives business owners and brand marketers access to curated solutions, including reports on COVID-influenced behavioral changes, strategic marketing and creative ideas to engage with consumers and tell brand stories in a post-pandemic environment, the latest research and case studies on our proven ability to drive in-store visits and impact consumer behavior even during a crisis, and access to our curated creative galleries that share how advertisers have responded to the crisis, providing proactive ideas for messaging and design. Moreover, these resources include an analysis of COVID-impacted changes to audience travel patterns and behaviors identified through RADAR. We will continue adding marketing and advertising resources to the Recovery Resource Center as the country continues to reopen, businesses rebuild, and new consumer insights become available through our robust ecosystem of partnerships and industry-leading technologies.
Implementation of Cost-Savings Initiatives and Targeted Liquidity Measures
Since the onset of the pandemic, we have taken and continue to take various measures to preserve and strengthen our financial flexibility, including contract renegotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue; reductions in salaries, bonuses and employee hours; hiring freezes, furloughs and reductions in headcount; application for European governmental support and wage subsidies; reduction of certain discretionary expenses; and deferral of capital expenditures, site lease and other payments to optimize working capital levels.
•In 2020, we recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $77.7 million.
•We also received European governmental support and wage subsidies in response to COVID-19 of $15.6 million, which have been recorded as reductions in compensation and rent costs.
During 2020, we also took certain targeted measures to increase our liquidity, including borrowing $150 million under our Revolving Credit Facility, amending our credit agreement governing our Senior Secured Credit Facilities (the “Senior Secured Credit Agreement”) to suspend the springing financial covenant through June 2021 and delay the scheduled financial covenant step-down, and issuing $375 million aggregate principal amount of CCIBV Senior Secured Notes due 2025 through our indirect wholly-owned subsidiary.

In September 2020, we committed to a restructuring plan for our international divisions to reduce headcount in Europe and Latin America. We commenced consultations with works councils, employee representatives, unions and other relevant organizations regarding the intended reduction in force and related cost reduction and restructuring actions. We initially expected to finalize the plans and make relevant announcements to employees on a country by country basis, with an expectation that the majority of all such announcements would be completed by the end of 2020. Due to the evolving nature of COVID-19 impacts and the complexity of executing such a plan, we did not complete the majority of the announcements in Europe by the end of 2020. We now expect to continue making employee announcements during 2021 and expect to substantially complete the plan by the first half of 2022. We previously disclosed an estimate of charges in the range of approximately $21 million to $24 million and annualized pre-tax cost savings of $20 million. As a result of the delay in the Europe portion of the plan, we are unable to estimate the total charges or anticipated cost savings with certainty at this time. The Latin America portion of the plan was substantially completed in the third quarter of 2020. As of December 31, 2020, we had incurred approximately $8.9 million in charges related to this restructuring plan. The restructuring charges primarily consist of one-time termination benefits, including severance and other associated costs.
In addition, during the second half of 2020, we incurred $3.2 million in charges pursuant to a separate plan to reduce headcount in our Americas segment, with expected annualized pre-tax cost savings of approximately $7 million. This plan was completed during the fourth quarter of 2020.
In conjunction with these plans, we incurred charges of $2.5 million related to Corporate operations. We expect annualized pre-tax cost savings of approximately $5 million with limited further charges related to Corporate operations, which we anticipate will be paid over the same time frame as the Europe portion of the international plan.
The duration and severity of COVID-19’s impacts continue to evolve and remain unknown. As such, we will consider expanding, refining or implementing further changes to our existing restructuring plans or implementing new restructuring plans to reduce headcount as circumstances warrant. Actual final charges pursuant to these plans may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect.
Looking Forward
Although COVID-19 had significant adverse effects on our results for 2020, the trends that we saw during the year were at times encouraging. As audiences returned, our advertisers returned as well; however, it remains unclear when we will see stabilized out-of-home metrics translate into a return to typical out-of-home advertising buying levels and Company results. While we expect the near term to remain challenging, we believe that the underlying fundamentals of our industry and our business, the strength of our portfolio and the strategic steps we have taken to bolster our financial position will continue to support our long-term strategies. We expect to continue exploring opportunities to reduce costs while remaining focused on securing new business and building out our digital network as we believe we are well-positioned to capitalize on improving trends. While we believe our distinct media offering, our continued investment in technology, and our strong customer relationships enable a stable path back to growth, the duration and severity of COVID-19’s impacts continue to evolve and remain unknown. See "Risk Factors" in Item 1A of this Form 10-K for further discussion of the possible impact of COVID-19 on our business.
Our Business Segments
    We have two reportable business segments: Americas, which includes operations primarily in the U.S., and Europe, which includes operations in Europe and Singapore. Our remaining operating segments – China, which we sold on April 28, 2020, and Latin America – do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” Americas, Europe and Other represented 53%, 43% and 4% of our 2020 revenue, respectively.
Americas
Overview
We are one of the largest out-of-home advertising companies in the U.S., with operations in 42 of the 50 largest U.S. markets, including all of the top 20 DMAs, and reaching more U.S. adults monthly in the top 10 DMAs than any other out-of-home media company. Our Americas segment generated 53%, 47% and 44% of our revenue in 2020, 2019 and 2018, respectively.

Americas revenue, which is generated through both local and national sales channels, is derived from the sale of advertising copy placed on our printed and digital displays, consisting primarily of billboards, transit displays, street furniture, and spectaculars and wallscapes. As of December 31, 2020, we had approximately 71,000 advertising displays in the Americas. Our Americas business is focused on metropolitan areas with dense populations where our portfolio of assets provides advertisers with compelling opportunities to reach a mass audience in a cost-effective way, and the scale of our advertising networks enables us to deliver highly-targeted campaigns based on the specific audience delivered by individual panels. The majority of our Americas revenue is from large print and digital billboards, which are generally located along major expressways, primary commuting routes and main intersections that are highly-visible and heavily-trafficked. Our footprint is protected by significant barriers to entry for traditional large format roadside advertising, as well as the strong working relationships required with landlords and local governments. We seek to capitalize on our network, diversified product mix and long-standing presence in our existing markets to maximize revenue.
In 2020, the top five client categories in our Americas segment were business services, healthcare/medical, media, retail and banking/financial services. No single advertising market in the U.S. and no advertising category represented greater than 12% of our Americas revenue during the year ended December 31, 2020.
Competition
The out-of-home advertising industry in the Americas is fragmented, consisting of several other large companies such as Outfront Media, Inc. and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. Out-of-home advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display. While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong customer relationships are also critical components of sales. We have long-standing relationships with a diversified group of advertising brands and agencies that allow us to diversify customer accounts and establish continuing revenue streams.
We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement. According to data published by Magna Global in December 2020, out-of-home advertising accounts for approximately 4% of the advertising market in the U.S., excluding search advertising.
Sources of Revenue
The following table shows the approximate percentage of revenue derived from each category for our Americas segment:

	Year Ended December 31,
	2020	2019	2018
Billboards:
Bulletins	65%	60%	61%
Posters	11%	11%	11%
Transit displays	14%	17%	16%
Street furniture displays	2%	4%	4%
Spectaculars/wallscapes	4%	4%	4%
Other(1)	4%	4%	4%
Total	100%	100%	100%
(1)Includes production revenue and other non-advertising revenue.
Approximately 31%, 32% and 30% of our total Americas revenue during 2020, 2019 and 2018, respectively, was from digital displays.
Our advertising rates are based on a number of different factors, including location, competition, size of display, illumination, market and gross rating points (the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population). The number of impressions delivered by a display is measured by Geopath, an independent organization that provides audience measurement for the out-of-home industry in the U.S. using a range of dynamic data sources, including anonymous location and trip data from hundreds of millions of connected vehicles and smartphones, to understand the number of people passing a display during a defined period of time, along with insights into their demographic characteristics. The margins on our billboard contracts tend to be higher than those on contracts for other displays due to their greater size, impact and location along major roadways that are highly trafficked.

Billboards. Our Americas billboard inventory primarily includes bulletins and posters and is available in both printed and digital formats. The terms of our customer contracts for these displays generally range from four weeks to one year. Because of their greater size and impact, we typically receive higher rates for bulletins than we do for posters.
•Bulletins, which are most commonly 14 feet high by 48 feet wide, are generally located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our customers may contract for individual bulletins or a network of bulletins, meaning their advertisements are rotated within the network to increase the reach of the campaign.
•Posters can vary in size but are commonly approximately 11 feet high by 23 feet wide, and junior posters are approximately 5 feet high by 11 feet wide. Posters are generally located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.
•Premiere displays, which use one or more poster panels but with vinyl advertising stretched over the panels similar to bulletins, are innovative hybrids between bulletins and posters that we developed to provide our customers with an alternative for their targeted marketing campaigns, combining the creative impact of bulletins with the additional reach and frequency of posters.
    Transit Displays. Our Americas transit displays, which are available in both printed and digital formats, are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports. The terms of our customer contracts for these displays generally range from four weeks to one year, although some are longer.
    Street Furniture Displays. Our Americas street furniture displays, which are available in both printed and digital formats, include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures and are primarily located in major metropolitan areas and along major commuting routes. We are generally responsible for the construction and maintenance of street furniture structures, and we typically sell advertising on our street furniture displays as part of a network package that includes multiple street furniture displays. The terms of our customer contracts for these displays generally range from four weeks to one year.
    Spectaculars and Wallscapes. Spectaculars are customized display structures that often incorporate video, multi-dimensional lettering and figures, mechanical devices, moving parts and other embellishments to create special effects. Customer contracts for these displays, which are located in New York City's Times Square, typically have terms of at least one year. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures and is generally located in high-profile areas where other types of out-of-home advertising displays are limited or unavailable. The majority of our wallscapes are located in Chicago, Dallas, Los Angeles, San Francisco and New York City’s Times Square, and the terms of our customer contracts for these displays typically range from four weeks to one year.
Other Revenue. In the majority of our markets, our local production staff can perform the full range of activities required to create and/or install advertising copy, including creating the advertising copy design and layout, coordinating its printing, and installing the copy on displays. The remainder of the revenue from our Americas segment consists primarily of fees related to these activities, including vinyl or poster orders, production, embellishments and installation services.
Digital. Digital advertising allows for high-frequency, 24-hour advertising changes in high-traffic locations, enabling us to offer our clients optimal flexibility, distribution, circulation and visibility. Our scale has enabled cost-effective investment in new display technologies, such as digital billboards and smaller format LCD screens. The dynamic nature of digital displays allows us to sell more advertising opportunities to advertisers, optimizing yield on a per structure basis. We deployed 74 new digital billboards during 2020, for a total of more than 1,400 digital billboards as of December 31, 2020. Our Americas segment had more than 2,000 digital billboards and street furniture displays as of December 31, 2020.
Operations
We typically own the physical structures on which our customers’ advertising copy is displayed. We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements or executed long-term management agreements. The site lease terms generally range from 1 to 20 years. We believe that our properties are in good condition and suitable for our operations. No one property is material to our overall operations.
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

Our rights to place transit displays on vehicles, within transit systems, or within the common areas of rail stations and airports and to place street furniture displays in the public domain, as well as the rights to sell advertising on such displays, are governed by contracts awarded by municipal and public transit authorities in competitive bidding processes governed by local law or, in the case of transit displays, may be negotiated with private transit operators. As compensation for the right to sell advertising space on these displays, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the displays, and we are typically required to pay minimum guaranteed amounts. These contracts generally have terms ranging from 5 to 10 years for transit displays and 10 to 20 years for street furniture displays.
Printed advertising copy is primarily printed with computer-generated graphics on a single sheet of vinyl or polyethylene material supplied by the advertiser. These prints are then transported to the display site and secured to the display surface, either by being wrapped around the face of the site or affixed to a hardware anchoring system on the display site. Digital displays are linked through centralized computer systems to simultaneously and rapidly change advertising copy on a large number of displays as needed. Our operational process also includes conducting visual inspections of our inventory for display defects and taking necessary corrective action within a reasonable period of time.
Sales and Marketing
    We are redefining how outdoor media is bought and sold, working closely with customers, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home advertising sales process and enable better targeting of digital billboard advertising. Another example is our Proposal Team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof-of-performance delivery platform that is leading the industry in providing transparency when the ad is delivered, accessible via an application programming interface to allow partners to pull proof-of-performance information into whichever system they choose. Additionally, in light of the effects of COVID-19, we have expanded our client-direct selling initiatives with a focus on selling creative ideas as opposed to specific billboard locations as advertisers work to realign their advertising campaigns.
RADAR
    RADAR is the industry’s first suite of campaign planning, attribution and amplification solutions, designed to utilize anonymous, aggregated mobile location data to help brands reach certain audiences and understand what happens after someone is exposed to an out-of-home advertisement. The individual tools within the suite are as follows:
•RADARView® is our campaign planning and visualization tool, which combines several data sources, including industry standard audience measurement and anonymized, privacy-compliant location data from tens of millions of mobile devices, enabling advertisers to optimize their campaigns to most efficiently reach specific audience segments;
•RADARProof® is our attribution measurement tool, which uses anonymized and aggregated data to understand the behavior of groups of people after they've been exposed to specific campaign ads. The behavior of these "exposed audiences" is compared to a control group of people who have not seen the campaign ads, enabling us to demonstrate to advertisers the impact of their campaigns on a variety of business objectives, including product purchases, store visits, application downloads, TV tune-in, brand awareness, purchase intent and more;
•RADARConnect® amplifies out-of-home campaigns by re-targeting exposed audience groups with mobile ads, providing clients with a simple, easy-to-activate advertising solution that both extends reach and drives further impact of their out-of-home advertising campaigns; and
•RADARSync® facilitates data integration by letting advertisers leverage the benefits of the RADAR tools using their preferred data, while also facilitating the ingestion of RADAR out-of-home campaign performance data into media agencies’ and advertisers’ own multi-touch attribution models, allowing the value of out-of-home to be understood as an integrated element of today's predominantly digital-led advertising and marketing programs.
We continue to make enhancements and expand the RADAR suite. We have also adapted the RADAR offering in Europe, including supplier selection processes and methods, in order to comply with data privacy laws including the European General Data Protection Regulation (“GDPR”), and we ensure our data partners undergo a data privacy impact assessment process. We believe analytics will play a critical role in helping brands particularly in their COVID-19 recovery, and we continue to demonstrate for advertisers how our RADAR suite of solutions can assist.

Europe
Overview
Our Europe segment spans 17 countries in seven regions: France, the U.K., the Nordics (Denmark, Finland, Norway and Sweden), Central Europe (Belgium, the Netherlands and Switzerland), Southern Europe (Italy and Spain), other European countries (Ireland, Poland, Estonia, Lithuania and Latvia) and Singapore. We are the largest out-of-home advertising provider in several of these countries and consistently rank as a top out-of-home player in all of our European locations. Our Europe segment generated 43%, 41% and 43% of our revenue in 2020, 2019 and 2018, respectively.
Our Europe revenue is generated from the sale of advertising space on street furniture displays, billboards, transit displays and retail displays, and the majority of our customers are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. As of December 31, 2020, our portfolio included approximately 430,000 displays. (Our Europe display count includes display faces, which may include multiple faces on a single structure, as well as small individual displays. As a result, our Europe display count is not comparable to our Americas display count, which includes only unique displays.)
Our Europe portfolio is focused on densely populated metropolitan areas and spans many of Europe’s major cities, including London, Paris, Madrid and Rome, as well as Singapore. Similar to our Americas business, we believe our Europe business has attractive industry fundamentals, including the ability to reach a broad audience and drive foot traffic to the point-of-sale, making out-of-home advertising a cost-effective medium for advertisers compared to other traditional media, as measured by cost per thousand persons reached. Europe out-of-home advertising is an urban medium, and street furniture displays are our largest source of advertising revenue. Located at the heart of cities and close to the point-of-sale, street furniture displays have a location advantage, which advertisers leverage to drive foot traffic to their retail locations and influence purchase decisions.
In 2020, the top five client categories in our Europe segment were retail, food/food products, entertainment, automotive and telecommunications. No advertising category represented greater than 15% of our Europe revenue during the year ended December 31, 2020.
Competition
    The out-of-home advertising industry in Europe is highly competitive, consisting of several other large companies such as JCDecaux SA and Global Media & Entertainment, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. Out-of-home advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display. While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial business model allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.
    We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online, mobile and other forms of advertisement. According to data published by Magna Global in December 2020, out-of-home advertising accounts for approximately 6% of the advertising market in Western Europe, excluding search advertising, with out-of-home advertising’s share of the advertising market varying by country based on a number of factors, including regulation, sophistication, sociocultural aspects and historic media buying trends.
Sources of Revenue
The following table shows the approximate percentage of revenue derived from each category for our Europe segment:

	Year Ended December 31,
	2020	2019	2018
Street furniture displays	49%	45%	42%
Billboards	19%	19%	20%
Transit displays	8%	12%	14%
Retail displays	14%	14%	13%
Other(1)	10%	10%	11%
Total	100%	100%	100%
(1)Includes advertising revenue from small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of public bike programs and production revenue.
    Approximately 31%, 29% and 26% of our total Europe revenue during 2020, 2019 and 2018, respectively, was from digital displays.

    Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays, and the speed and viewing angle of approaching traffic.
Street Furniture Displays. Our Europe street furniture displays, which are available in both printed and digital formats, include advertising surfaces on bus shelters, freestanding units, various types of kiosks, telephone boxes and other public structures. Our print street furniture is typically sold to customers as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.
    Billboards. The sizes of our Europe billboards are not standardized. The billboards vary in size across our networks, with the majority of our Europe billboards being similar in size to the posters used in our Americas business. Our Europe billboard inventory is primarily comprised of premium and classic billboards and is available in both printed and digital formats. They are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks, although long-term customer contracts with terms of up to one year are also available.
•Premium billboards, which are typically larger in format, generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked, as well as being located in iconic city center locations. Our customers may contract for individual billboards or a network of billboards. Because of their greater size and impact, as well as the high frequency and 24-hour advertising changes, we typically receive our highest rates for digital premium billboards. Not all of our premium billboards are digitized due to a number of factors such as regulatory consents or commercial considerations.
•Classic billboards are available in a variety of formats across our Europe markets and generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater breadth of demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards.
    Transit Displays. Our Europe transit displays, which are available in both printed and digital formats, consist of advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports. The terms of our customer contracts for these displays generally range from one week to one year, although some are longer.
    Retail Displays. Our retail displays, which are available in both printed and digital formats, are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The terms of our customer contracts for these displays generally range from one to two weeks.
Other Revenue. The remainder of the revenue from our Europe segment consists primarily of advertising revenue from other small displays, production revenue, and non-advertising revenue from the following sources:
•Sales of street furniture equipment and cleaning and maintenance services. In several of our European markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
•Operation of public bike programs. We also have a public bicycle rental program which provides bicycles for rent to the general public in several municipalities. In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.
Digital. Our digital network is a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. Our scale has enabled cost-effective investment in digital display technology, and we continued to expand our digital footprint this year, adding 1,244 digital displays in 2020 for a total of more than 16,000 digital displays as of December 31, 2020. Through our digital brands, including Clear Channel Play and Adshel Live, we are able to offer networks of digital displays in multiple formats and environments including bus shelters, billboards, airports, transit, malls and flagship locations. As we continue to expand our digital reach across European cities, we are well-positioned to deliver increased flexibility and enhanced contextual relevance, at scale, improving our ability to meet brands’ needs.
Operations
We generally build our portfolios of advertising locations by entering into medium to long-term contracts with landlords such as municipalities, private individuals and shopping malls. Upfront investment and ongoing maintenance costs vary across contracts.

•Our rights to place street furniture in the public domain and to sell advertising on such street furniture are governed by contracts awarded by municipal and transit authorities, which typically provide for terms ranging up to 15 years. The major difference between our Europe and Americas street furniture businesses is in the nature of the municipal contracts. In Europe, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. We pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the displays and are typically required to pay minimum guaranteed amounts.
•We lease the majority of our billboard sites from private landowners, usually for one to ten years.
•Similar to street furniture, our rights to place transit displays on vehicles or within transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts generally have terms ranging from two to five years.
•Our rights to place displays in retail locations and to sell advertising space on them generally are awarded by retail outlet operators such as large retailers or mall operators, either through private tenders or bilateral negotiations. These contracts generally have terms ranging from three to ten years.
We generally outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the U.K. We believe that our properties are in good condition and suitable for our operations. No one property is significant to our overall operations.
•The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third-party supplier, and our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
•Digital displays generally use LCD or LED technology. The manufacture and installation process is generally the same as for traditional sites; however, specialist suppliers are used to supply the LED tiles or LCD screen displays, and there may be additional factors, such as electrical supply and network connectivity, involved during design and construction.
Media or advertising agencies often provide our customers creative services to design and produce advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays, which are linked through centralized computer systems to simultaneously and rapidly change messages throughout the course of a day. For traditional advertising campaigns, the printed advertisement – whether in paper or vinyl – is shipped to centralized warehouses operated by us or third parties. The copy is then sorted and delivered to sites where it is installed on our displays.
Sales and Marketing
We believe that we differentiate ourselves from our competition based on our sophisticated sales approach, emphasis on innovation and strong client relationships. In addition to our core focus of building relationships with our advertising customers and their agencies, a key focus is to continue to develop sophisticated pricing, packaging and programmatic selling tools and techniques – in particular pricing and packaging models that leverage the capabilities and benefits of digital display networks. Expanding our proprietary programmatic platform, which enables marketers to buy our out-of-home inventory in audience-based packages, gives customers the ability to manage their campaigns on a self-service basis. We are developing our programmatic capabilities throughout Europe, while securing and expanding partnerships with a number of leading platform partners.
Technologies and Tools
Through our digital transformation, we are committed to making our inventory more accessible to both new and existing advertisers. Additionally, we seek to achieve greater consumer engagement by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, way-finding stations and provision of Wi-Fi, in our street furniture network as additions to traditional methods of displaying our clients’ advertisements. We also work closely with municipalities to develop smart city products, including interactive digital mapping solutions, information kiosks and Wi-Fi hubs, which also provide additional advertising opportunities.

We are also continuing to focus on employing data and technology in order to enhance our revenue and campaign management tools and, in particular, to help brands navigate the audience and environmental impacts of changing COVID-19 restrictions. In 2020, we launched a GDPR-adapted version of RADAR in the U.K. and Spain, which has further strengthened our ability to help brands engage audiences effectively as mobility patterns evolve. We also launched the Return Audience Hub in the U.K., which has become a go-to planning portal for advertisers. The Hub monitors a large anonymized mobile dataset to learn and openly share how the portfolio is delivering audiences compared to pre-lockdown levels, demonstrating how mobility behaviors have adapted, and provides simple off-the-shelf solutions that help advertisers utilize audience ‘hot spots.’
Other
Latin America
In addition to our Americas and Europe segments, we also have operations in Latin America, including in Brazil, Chile, Mexico and Peru. Our Latin America business generated 2%, 3% and 3% of our revenue in 2020, 2019 and 2018, respectively.
The majority of our Latin America revenue is generated from the sale of advertising space on billboards and street furniture displays. As of December 31, 2020, our Latin American portfolio included approximately 5,500 displays, including more than 700 digital displays. In addition, we generate revenue from public bicycle rental programs, which operate in a similar manner to our public bicycle rental programs in Europe.
China
On April 28, 2020, we sold our 50.91% stake in Clear Media, a company based in China whose ordinary shares are listed on the Hong Kong Stock Exchange. Our stake in Clear Media generated 2%, 8% and 10% of our revenue in 2020, 2019 and 2018, respectively.
Our Human Capital Resources
    Our mission is to connect brands and consumers by delivering innovative advertising insights and solutions while enhancing our communities. We believe that our continued success and position as an industry leader is dependent upon successful execution of this mission, and a critical component in achieving this mission is attracting, motivating and retaining great people who allow us to continue to find new and innovative ways to serve our customers and our communities.
As of December 31, 2020, we had approximately 4,800 employees, including approximately 1,500 employees in the U.S., approximately 2,900 employees in Europe and approximately 400 employees in Latin America. Of our total employees, approximately 4,100 were in direct operations and approximately 700 were in administrative or corporate-related activities. We believe that our relationship with our employees is good.
We have a continual focus on talent management in our organization with an annual talent identification process and development programs in place to ensure we have sufficient succession planning strategies for critical roles. Additionally, we have a robust annual goal-setting and performance management process, in line with our global strategy of ensuring that all employees have a connection and purpose aligned to our overall company goals. To facilitate talent attraction and retention, we strive to create strong teams and vibrant culture at every level of our organization through our core values of integrity, innovation, excellence and safety. We also strive to offer a fair and competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, provide a safe workplace, and give employees the opportunity to give back to their communities and make a social impact. We believe people can achieve their full potential when they enjoy their work, so it is our priority to provide a workplace where growth, success and fun go hand in hand. We formally survey our employees on a periodic and ongoing basis to measure engagement and identify areas for improvement.
COVID-19 has affected everyone worldwide and, as a global company bolstered by a diverse workforce, our priority is to protect the safety, health and well-being of our employees and their families. In recognition of the unique challenges facing our people around the world during this time, in May we launched Our People Pledge in order to reaffirm and emphasize our commitment to putting our people first, as well as to guide and support our people through this challenging period. Our People Pledge, which is consistent with the Company’s foundational core values, identifies five core commitments to which we hold our Company and our employees accountable — recognizing the importance of the global Clear Channel community, being fair and transparent in our decision-making approach to our people, being flexible and open to new ideas, partnering with our customers and communities, and looking towards the future. We believe that in doing so, we’ll emerge from this period of uncertainty as a stronger global Clear Channel community.

Code of Business Conduct
We are deeply committed to promoting a culture of ethical conduct and compliance. Our Code of Business Conduct and Ethics, which applies to all employees as well as officers and all members of the Board, reinforces our core values and helps drive our workplace culture of compliance with ethical standards, integrity and accountability. Training on the Code is mandatory upon employment and is provided on an annual basis. Highlights from our Code include a no-retaliation policy for anyone who, acting in good faith, notifies us of a possible violation of the Code, our policies or the law; a commitment to human rights and labor protections in all of our operations, and the expectation that our business partners uphold the same standards; and an anti-corruption policy that prohibits offering, attempting to offer, authorizing or promising any bribe or kickback for the purpose of obtaining or retaining business or an unfair advantage.
Compensation and Benefits Programs
Our compensation and benefits programs are designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary and annual incentive bonuses tied to Company and division performance, in line with our pay-for-performance philosophy. Our sales employees are incentivized through sales commission programs, with our highest performing individuals further awarded through formal recognition programs. Our executives and certain other employees receive long-term equity awards that vest based on our relative total shareholder return or over a defined period. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests.
We also provide our employees and their families with access to a variety of healthcare and insurance benefits, qualified spending accounts, retirement savings plans and various other benefits.
Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work.
We have an ongoing priority to enhance diversity of our workforce and have implemented diversity and inclusion strategies across our global business. Amidst calls for sociopolitical change we’ve seen play out in all corners of the world, we have reinforced our commitment to our people and to promoting diversity and inclusion, as well as the need to do more to continue improving and evolving as an organization. In an effort to further promote a diverse and inclusive environment, we have launched the Executive Diversity Advisory Council in the U.S., implemented the International Fairness program in Europe, and surveyed employees globally to gather insights on diversity and inclusion preferences to help guide and prioritize our efforts.
Safety and Wellness
Safety is one of our core values, and we are committed to providing our employees with a safe workplace and prioritizing the physical and mental health and well-being of our employees. One of the ways in which we do this is by offering an Employee Assistance Program, which gives employees access to licensed professional counselors and other specialists at no cost for help with balancing work and life issues. We have also implemented an Employee Relief Fund to help employees facing financial hardship immediately after a disaster or during unanticipated and unavoidable personal emergencies.
In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate and which comply with government regulations. This included transitioning the vast majority of our employees to work-from-home for a large portion of 2020, while implementing additional safety measures for employees continuing critical on-site work. In recent months, we have started to execute on our phased Return-to-Office plan on an office-by-office basis, ensuring compliance with state and local regulations as well as guidance issued by the CDC. As part of this plan, we have implemented a number of strict safety procedures and protocols, including mandatory trainings, social distancing and rotational schedules, daily screening questionnaires and temperature checks, mandatory use of masks in common areas and enhanced cleaning protocols. Given the uncertainty and evolving-nature of COVID-19 developments, our Return-to-Office plan is nimble, allowing each office the flexibility to return to work-from-home directives as necessary based on local conditions.

In line with our priority of protecting the safety, health and well-being of our employees, we surveyed our employees in May 2020 to determine how we could more effectively provide support. This survey, administered by a third party, focused on the following areas: concern and connection; virtual work effectiveness; senior leadership response and communication; and employee wellness, health and safety. Utilizing the results of this survey, we developed an action plan to face the challenges of COVID-19 while helping employees remain engaged and productive with regular communication of our progress through all-hands meetings, regional and departmental meetings and other forms of communication.
Community Involvement
One of our guiding principles is making a difference in the communities we serve, and our corporate social responsibility initiatives are an important part of our culture. We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. As a company, we endeavor to use our resources and products to drive meaningful societal change and have collaborated with local and national organizations globally to improve health and public safety; to ensure a sustainable environment; to promote arts, education and cultural diversity; and to support market-by-market advertising standards. We also provide employees the opportunity to give back through our Local Spirit Day of Service program, which offers employees a day of paid volunteer time each year.
Regulation of our Business
Regulations have a significant impact on the out-of-home advertising industry and our business. As the owner or operator of various real properties and facilities, we must comply with various environmental, health, safety and land use laws and regulations, including those relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws.
The out-of-home advertising industry in the U.S. is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act (“HBA”), regulates out-of-home advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the U.S. (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates state compliance programs, promotes the expeditious removal of illegal signs, and requires just compensation if a state or other government agency or entity compels the removal of a lawful billboard along a controlled road. To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing, placement and permitting of out-of-home advertising structures. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads at the owner’s expense and without compensation. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. Local governments generally also include billboard control as part of their zoning laws and building codes, regulating those items described above, and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements. Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction, and, in some instances, we have had to remove billboards as a result of such reviews. As part of their billboard control laws, state and local governments also regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures, and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations).
From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Amortization is the required removal of legal non-conforming billboards or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation has been earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

Each of the international countries in which we operate has its own regulatory regime and, in some cases, more than one regulatory regime. International regulation of the out-of-home advertising industry varies by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. In addition, many of these regulations set specific guidelines for the development of new out-of-home locations and address the construction, repair, maintenance, lighting, upgrading, height, size, spacing, location and permitting of billboards as well as the use of new technologies for changing displays, such as digital displays. Other regulations may limit the subject matter and language of out-of-home displays. For example, most European Union (“E.U.”) countries, among other nations, have banned out-of-home advertisements for tobacco products and regulate alcohol advertising.
We have introduced and intend to expand the global deployment of digital billboards, which display static digital advertising copy from various advertisers that changes up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
From time to time, legislation has been introduced in both the U.S. and foreign jurisdictions attempting to impose taxes on revenue from out-of-home advertising, for the right to use out-of-home advertising assets, or for the privilege of engaging in the out-of-home advertising business. Several jurisdictions have imposed such taxes as a percentage of our out-of-home advertising revenue generated in that jurisdiction or based on the size of the billboard and type of display technology. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.
These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the out-of-home advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the out-of-home advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our out-of-home advertising business.
Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including our websites, web pages, interactive features, social media pages and mobile applications (collectively, “Platforms”) in accordance with cookie regulation and our terms of use, with applicable Privacy Notices posted on each Platform. We obtain anonymous and aggregated audience behavior insights about consumers from vetted third-party data providers who are contractually obligated to ensure that any personal information collected is only from consenting consumers and is compliant with applicable laws. We use and share this information for a variety of business purposes and may coordinate out-of-home client campaigns with online advertising campaigns run by our business partners, including interstitial ads and push notifications. In addition, we collect personally identifiable information (“PII”) from our employees, users of our public bike services, our business partners and consumers who interact with our digital panels, including through QR codes and beacon technology, as set out in relevant Privacy Notices.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business or limit the services we are able to offer. In the area of information security and data protection, the laws in several states in the U.S. and most other countries require companies to implement specific information security controls and legal protections to protect certain types of PII. Likewise, most states in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. Any failure on our part to comply with these laws may subject us to significant liabilities.

In the U.S., we regularly review and implement commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse and alteration of our employees’, customers’ and consumers’ PII and to protect our proprietary business information. In late 2020, the state of California adopted the California Privacy Rights Act (“CPRA”) ballot initiative, which expands and modifies the California Consumer Privacy Act of 2018 (“CCPA”) to more closely resemble the E.U.’s GDPR. The CPRA creates a broader set of consumer privacy rights and business obligations than the CCPA, including additional notice and consent obligations relevant to employee data and digital advertising. We will be able to leverage many aspects of our existing privacy compliance efforts to adapt to these regulatory changes, which will go into full effect in 2023. We expect to incur additional compliance costs in doing so and recognize that the government may impose new data collection restrictions on us and on our business partners conforming with other global restrictions. Beyond California, a growing number of other U.S. states are proposing new privacy legislation, which has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape.
Internationally, we have implemented a comprehensive legal and information security-led approach to compliance with legislation, including the E.U.-wide GDPR, the E.U. Privacy and Electronic Communications Regulation, the U.K. Data Protection Act, the Singapore Personal Data Protection Act and the Brazilian General Data Protection Law, in line with our obligations and risk profile. Our Chief Data Privacy Officer runs our European and Latin American Privacy Office, which includes a newly appointed European Data Privacy Officer following the Brexit Agreement between the U.K. and Europe in December 2020 and a new Brazilian Data Privacy Officer. Our Privacy Office has particular focus on assessing and controlling the privacy impact of our audience behavioral measurement tools, which are the subject of occasional European media focus and may be capable of being misunderstood. We are also in the process of adapting our data transfer mechanisms to adapt to significant E.U. privacy case law seeking to further control U.S. transfers of E.U. personal data.
Despite our best efforts, no security measures are perfect or impenetrable. Any failure or perceived failure by us to protect our information or information about our employees, customers and consumers, or to comply with our policies or applicable regulatory requirements, could result in damage to our business and loss of confidence in us; damage to our brands; the loss of users of our services, consumers, business partners and advertisers; and proceedings against us by governmental authorities or others, which could harm our business.
Available Information
You can find more information about us at our Internet website located at clearchanneloutdoor.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through our Investor Relations website, investor.clearchannel.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public at the SEC's website at www.sec.gov.
ITEM 1A.  RISK FACTORS
A wide range of factors could materially adversely affect our business, operating results, financial condition, and/or the value of our common stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties:
Economic Risks and Current Events
The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects.
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and will continue to impact our workforce and operations, the behaviors of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in significant reductions in time spent out of home by consumers, reductions in advertising and consumer spending, volatile economic conditions and business disruptions across markets globally.

Our results of operations for the year ended December 31, 2020 were negatively impacted by COVID-19 largely due to customers deferring buying decisions and reducing marketing spend, and, due to the continued global spread of COVID-19, we anticipate continued adverse effects on our results of operations throughout our business. Additionally, we recognized $150.4 million of impairment charges during 2020 due to a reduction in projected cash flows primarily related to COVID-19. Although it was announced in December 2020 that several COVID-19 vaccines had been authorized by certain national regulatory authorities, and vaccines are being administered, the duration and severity of the effects of the pandemic continue to evolve and remain unknown. We have experienced and are continuing to experience significantly reduced advertising spend, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods and could result in future impairments.
Additionally, impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described herein. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain and cannot easily be predicted, including the re-imposition of government restrictions and mandates in various countries, actions of individuals including mask coverage and social distancing, the rate of vaccine rollout, and other actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing, hard to predict and depends on events beyond our knowledge or control. As such, we might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which may be material.
Our results have been in the past, and could continue to be, adversely affected by economic uncertainty or deteriorations in economic conditions.
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
The COVID-19 pandemic has resulted in a global recession, which has adversely impacted our revenue, profit margins, cash flow and liquidity. Continued disruption to the global economy and economic uncertainty as a result of COVID-19 is likely to continue to negatively affect our advertising customers, and in turn, continue to negatively affect us. It is unclear when an economic recovery could start and what a recovery will look like as countries emerge from this unprecedented shutdown of the global economy.
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
Liquidity, Financing and Capital Structure Risks
We require a significant amount of cash to service our debt obligations and to fund our operations and capital expenditures, which depends on many factors beyond our control.
Our ability to service our debt obligations requires a significant amount of cash. During 2020, we spent $323.8 million of cash to pay interest on our debt, and we anticipate having approximately $361.5 million of cash interest payment obligations in 2021. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time, and could negatively affect our ability to obtain additional financing in the future.
Our other primary uses of liquidity are for our working capital used to fund the operations of the business and for capital expenditures related to display construction, renovation and maintenance. Our primary sources of liquidity are currently cash on hand, cash flow from operations and our credit facilities. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance, cash from operations and our ability to manage our liquidity, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. Availability of our credit facilities for working capital and other needs is limited by certain covenants under our existing indebtedness, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition, our ability to meet our obligations and the value of our company. Additionally, the increased economic and demand uncertainty resulting from the COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may potentially result in an increased cost of capital and an adverse impact on access to capital.

The purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and other strategic initiatives could require additional indebtedness or equity financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all. Further, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.
We may not be able to generate sufficient cash to service all of our substantial indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2020, we had approximately $5.6 billion of total indebtedness outstanding, including approximately $2.0 billion of term loans under the Term Loan Facility, which amortizes in equal quarterly installments in an aggregate annual amount of $20.0 million, with the balance being payable in August 2026; $130.0 million under the Revolving Credit Facility, which matures in August 2024; $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the "CCOH Senior Secured Notes"); $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”); approximately $1.9 billion aggregate principal amount of 9.25% Senior Notes due 2024 (the "CCWH Senior Notes"); and approximately $6.8 million of other debt. Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness.
This substantial amount of indebtedness and other obligations could have negative consequences for us, including, without limitation:
•Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;
•Limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•Limiting our ability to adjust to changing economic, business and competitive conditions;
•Requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities, including our ability to enter into new agreements that will require capital expenditures;
•Limiting our ability to refinance any of the indebtedness or increasing the cost of any such refinancing;
•Making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions, or a disruption in the credit markets; and
•Making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
If compliance with debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.
Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, economic and other factors beyond our control.
•We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, and if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or refinance our indebtedness. Additionally, we may not be able to take any of these actions, or these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

•Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates, increasing our debt service obligations, and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to refinance our debt at all, or we may not be successful in utilizing debt refinancings to meet our scheduled debt service obligations. Furthermore, the terms of existing or future debt instruments may restrict us from pursuing this alternative.
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
Operational Risks
We face intense competition in the out-of-home advertising business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising revenues. We compete for advertising revenue with other out-of-home advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, mobile devices, satellite radio and Internet-based services, within their respective markets. Market shares are subject to change for various reasons including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
The success of our business is dependent upon our ability to obtain and renew contracts with municipalities, transit authorities and private landlords, which we may not be able to obtain on favorable terms.
Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue-share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy, and substantial costs may be incurred in connection with preparing bids. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities, prices or benefits than we can provide. In the past we have not been, and most likely in the future we will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
This competitive bidding process presents a number of risks, including the following:
•We may expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;
•We may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win or anticipate changes in the operating environment on which our financial proposal was based; and
•We may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications or in the termination, reduction or modification of the awarded contract.
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
Certain other factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include but are not limited to:
•Our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;
•Unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;
•Unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers; and
•Unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.
Technology Risks
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, social media pages and mobile applications (collectively, “Platforms”) in accordance with cookie regulation and our terms of use, with applicable Privacy Notices posted on each Platform. In addition, we obtain anonymous and aggregated audience behavior insights about consumers from vetted third-party data providers who are contractually obligated to ensure that any personal information collected is only from consenting consumers and is compliant with applicable laws. We also collect PII from our employees, users of our public bike services, our business partners and consumers who interact with our digital panels, including through QR codes and beacon technology, as set out in relevant Privacy Notices. We use and share this information from and about consumers, business partners and advertisers for a variety of business purposes.
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things, including the GDPR (E.U.), effective as of May 2018, and the CCPA, which became effective in January 2020. Many of these laws are still evolving, new laws may be enacted, and any of these laws could be amended or interpreted by the courts or regulators in ways that could harm our business. For example, the state of California recently adopted the CPRA ballot initiative to expand and modify the CCPA, creating a broader set of consumer privacy rights and business obligations, which will go into full effect in 2023. Any efforts required to comply with these laws may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers. Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers.
Any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us; damage to our brands; the loss of users of our services, consumers, business partners and advertisers; and proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities, including damages to our relationships with customers and business partners.
We regularly review and implement commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information, as well as PII of our employees, customers, consumers and business partners. Although we have implemented physical and electronic security measures, no security measures are perfect and impenetrable, and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively-sensitive business information or suffer disruptions to our business operations, information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, and we could lose customers, consumers and business partners. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings, and changes in our security and system protection measures. Additionally, most states in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII, and any failure on our part to comply with these laws may subject us to significant liabilities. We have experienced security breaches; however, to date, they have not had a material impact on our business, results of operations or financial condition.
Regulatory Risks
Government regulation of out-of-home advertising may restrict our out-of-home advertising operations.
U.S. federal, state and local regulations have a significant impact on the out-of-home advertising industry and our business. One of the seminal laws is the HBA, which regulates out-of-home advertising on controlled roads in the U.S. The HBA regulates the size and placement of billboards, requires the development of state standards, mandates state compliance programs, promotes the expeditious removal of illegal signs, and requires just compensation for takings on controlled roads. Construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of billboards are also regulated by federal, state and local governments, and, from time to time, states and municipalities have prohibited or significantly limited the construction of new out-of-home advertising structures. Due to such regulations, it has become increasingly difficult to develop new out-of-home advertising locations.
International regulation of the out-of-home advertising industry varies by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure to comply with these or any future regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.
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
•There is a U.S. federal and state requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads at the owner’s expense and without compensation, and in some instances we have had to remove billboards as a result of such reviews.
•Certain zoning ordinances provide for amortization, which is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law.

•In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, but there is no assurance that this will continue to be the case in the future.
    Additionally, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. If we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there is an increase in such regulations or their enforcement, our operating results could suffer.
A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from out-of-home advertising, for the right to use out-of-home advertising assets or for the privilege of engaging in the out-of-home advertising business. Several jurisdictions have imposed such taxes as a percentage of our out-of-home advertising revenue generated in that jurisdiction or based on the size of the billboard and type of display technology. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue. The increased imposition of these measures, and our inability to overcome any such measures, could adversely affect our operating income if we are unable to pass on the cost of these items to our customers.
Changes in laws and regulations affecting out-of-home advertising, or changes in the interpretation of those laws and regulations, at any level of government, including in the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures to ensure compliance or otherwise limiting or restricting some of our operations.
Restrictions on out-of-home advertising of certain products may restrict the categories of clients that can advertise using our products.
Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the out-of-home advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including alcohol products. Most E.U. countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising. Regulations vary across the countries in which we conduct business. For example, localized restrictions on the location of advertising for High Fat, Salt and Sugar foods have been implemented in the U.K. Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in available space on the existing inventory of billboards in the out-of-home advertising industry.
Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.
As the owner or operator of various real properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations, including those relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances; employee health and safety; and zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Strategic Risks
We face risks arising from our restructuring activities.
In September 2020, we committed to a restructuring plan for our international division to reduce headcount in Europe and Latin America, partly in response to the impact of the COVID-19 pandemic on our international business and the advertising industry in those regions generally, and we also committed to a separate plan to reduce headcount in our Americas segment. We also undertake other restructuring initiatives with the intention of reducing costs from time to time. The process of restructuring entails, among other activities, reducing the level of staff, realigning our business processes and reorganizing our management.

Restructurings could adversely affect us. We may experience a decrease in employee morale and delays encountered in finalizing the scope of, and implementing, the restructurings, such as the delay we experienced for the Europe portion of our plan during the fourth quarter of 2020. These risks are further complicated in international jurisdictions, where different legal and regulatory requirements govern the extent and speed of our ability to reduce our workforce. In addition, we may be unable to meet our business objectives due to the effects of the restructuring, and we may fail to achieve the expected cost savings of our restructuring plans and initiatives.
Future dispositions, acquisitions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, as well as acquisitions, and we may pursue other strategic transactions, including recapitalization or other corporate restructurings, including a real estate investment trust (“REIT”) conversion. These dispositions or acquisitions could be material. Such transactions involve numerous risks, including:
•Our dispositions may negatively impact revenues from our national, regional and other sales networks or make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including our debt service requirements;
•Our acquisitions may prove unprofitable and fail to generate anticipated cash flows, and we may enter into markets and geographic areas where we have limited or no experience;
•To successfully manage our large portfolio of out-of-home advertising and other businesses, we may need to recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us, and we cannot be certain that our recruiting efforts will succeed;
•We may need to expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses as failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management, and we may encounter difficulties in the integration of operations and systems; and
•Our management’s attention may be diverted from other business concerns.
Dispositions and acquisitions of out-of-home advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice ("DOJ"), the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from disposing of or acquiring out-of-home advertising businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
Litigation Risks
Third-party claims of intellectual property infringement, misappropriation or other violation against us could harm our business, operating results and financial condition.
Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. An adverse outcome of a dispute may damage our reputation, force us to adjust our business practices, require us to pay significant damages and/or take other actions that could have a material adverse effect on our business.
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

Claims that our suppliers infringe on the intellectual property rights of others could cause disruptions in our supply chain.
Our suppliers have received, and in the future may receive, claims that they have infringed the intellectual property rights of others. Any such claim, with or without merit, could result in disruptions to our supply chain. If our suppliers are not successful in defending allegations of infringement, they could be required to redesign their product offerings and could be prevented from manufacturing the products supplied to us in a timely or cost-effective manner, if at all. A reduction or interruption in our suppliers’ production, an increase in our supply purchasing costs derived from reduced competition or otherwise, or an inability to secure alternative sources of supply on substantially the terms and conditions currently available to us, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
International Business Risks
Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the U.S.
Doing business in foreign countries carries with it certain risks that are not found when doing business in the U.S. These risks could result in losses against which we are not insured. Examples of these risks include the potential instability of foreign governments, potential adverse changes in the diplomatic relations of foreign countries with the U.S., changes in laws or regulations or the interpretation or application of laws or regulations, new or increased tariffs or unfavorable changes in trade policy, government policies against businesses owned by foreigners, risks of renegotiation or modification of existing agreements with governmental authorities, difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems, investment restrictions or requirements, expropriations of property without adequate compensation, withholding and other taxes on remittances and other payments by subsidiaries, changes in tax structure and level, and the adverse effect of foreign exchange controls.
Our International operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations. Two former employees of Clear Media, a former indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. For a description of this matter, refer to Note 7 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
We are exposed to foreign currency exchange risks because a large portion of our revenue and cash flows is received in foreign currencies and translated to U.S. dollars for reporting purposes.
We generate a large portion of our revenue in currencies other than U.S. dollars. Additionally, a large portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars. Therefore, exchange rate fluctuations in any currency from a country in which we operate could have an adverse effect on our profitability, and significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.
Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls, or other currency restrictions being imposed. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We expect to experience economic losses and gains and negative and positive impacts on our operating income as a result of foreign currency exchange rate fluctuations.

Effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
    On June 23, 2016, the U.K. held a referendum in which voters approved an exit of the U.K. from the E.U., commonly referred to as "Brexit," and on January 31, 2020, the U.K. formally withdrew from the E.U., entering into a transition period until December 31, 2020 during which the U.K.'s trading relationship with the E.U. remained the same while the two sides negotiated a free trade deal and other aspects of the U.K.'s future relationship with the E.U. A new trade deal was agreed upon between the U.K. and E.U. prior to the expiration of that transition period. Under this deal, which became effective on January 1, 2021, companies can still buy and sell goods across E.U. and U.K. borders without paying taxes; however, there are new checks and paperwork requirements, which could cause some delays and disruptions. Additionally, if in the future the U.K. or E.U. changes its rules, this could trigger a dispute which could ultimately lead to tariffs being imposed on some goods in the future. While the trade deal has delivered some clarity, its overall impact remains uncertain. Our International operations are currently headquartered in the U.K., and we transact business in many key European markets, including the U.K. The uncertainty around the impact of the trade deal on the economies of the U.K., the E.U. or other countries may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Risks Related to Ownership of our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
The market price for our common stock may be volatile. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those previously described and the following:
•Our limited history operating as an independent public company;
•Our quarterly or annual earnings reports or those of other companies in our industry;
•Investors' perceptions of our prospects;
•Changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates, or failure of those analysts to initiate or maintain coverage of our common stock;
•Downgrades by any securities analysts who follow our common stock;
•Market conditions or trends in our industry or the economy as a whole and, in particular, the advertising industry;
•Changes in accounting standards, policies, guidance, interpretations, or principles;
•Announcements by us of significant contracts, acquisitions, joint ventures or capital commitments;
•Changes in key personnel; and
•Future sales of our common stock by our officers, directors and significant stockholders.
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
Future sales of our common stock in the public market, or the perception that such sales may occur, could lower our stock price, and any additional capital raised by us through the sale of our common stock or the issuance of equity awards by us may dilute your ownership percentage.
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
Although we have paid certain special dividends in the past, we do not pay regularly-scheduled dividends and, should we seek to do so in the future, we are subject to restrictions on our ability to pay dividends by the indentures governing our outstanding debt. If we elect not to pay dividends in the future or are prevented from doing so, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.
Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:
•For the first three years following the Separation, our board of directors will be divided into three equal classes, with members of each class elected in different years for different terms, making it impossible for stockholders to change the composition of our entire board of directors in any given year;
•Action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of a majority of our board of directors;
•Advance notice for all stockholder proposals is required;
•Except as otherwise provided by a certificate of designations, any director or the entire board of directors may be removed from office as provided by Section 141(k) of the Delaware General Corporation Law (the "DGCL"); and
•Except as required by law, for the first three years following the Separation, any amendment, alteration, rescission or repeal of our certificate of incorporation requires the affirmative vote of at least 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote thereon, voting together as a single class.
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
Our material financing agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These agreements include covenants restricting, among other things, our ability and the ability of our restricted subsidiaries to:
•Incur or guarantee additional debt or issue certain preferred stock;
•Pay dividends, redeem or purchase capital stock or make other restricted payments;
•Redeem, repurchase or retire our subordinated debt;
•Make certain investments;
•Create liens on our assets or on our restricted subsidiaries' assets to secure debt;
•Create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;
•Enter into transactions with affiliates;
•Merge or consolidate with another company, or sell or otherwise dispose of all or substantially all of our assets;
•Sell certain assets, including capital stock of our subsidiaries;
•Alter the business that we conduct; and
•Designate our subsidiaries as unrestricted subsidiaries.
These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, these restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. In addition, under our Revolving Credit Facility, the suspension of the springing financial covenant will expire after the fiscal quarter ending June 30, 2021, and we will be required to comply with a first lien net leverage ratio covenant starting with the reporting periods ending on and after September 30, 2021 if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million at that time. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness and, as a result, we could be forced into bankruptcy.

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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations may be adversely affected.
Risks Related to Our Separation from iHeartCommunications
Our historical financial information is not necessarily representative of the results we would have achieved as an independent public company and may not be a reliable indicator of our future results.
The historical financial information included in this Annual Report on Form 10-K for periods prior to 2020 does not necessarily reflect the results of operations and financial position we would have achieved as an independent public company not controlled by iHeartMedia during the periods presented, or those that we will achieve in the future. Prior to the Separation, we operated as part of iHeartMedia’s broader corporate organization, and subsidiaries of iHeartMedia performed various corporate functions for us, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. Additionally, we are also now solely responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. Our historical financial information reflects allocations of corporate expenses from iHeartMedia for these and similar functions, but these allocations may not reflect the costs incurred for similar services as an independent publicly-traded company. Additionally, our historical financial information for periods prior to 2020 does not reflect the subsequent changes in our organizational structure as part of the Separation, including changes to our capital structure, tax structure and new personnel needs. Therefore, our historical financial statements may not be indicative of our future performance as an independent publicly-traded company, and we cannot assure you that our operating results will continue at a similar level.

In connection with the Separation, iHeartMedia agreed to indemnify us and we agreed to indemnify iHeartMedia for certain liabilities. There can be no assurance that the indemnities from iHeartMedia will be sufficient to insure us against the full amount of such liabilities.
Pursuant to agreements that we entered into with iHeartMedia in connection with the Separation, iHeartMedia agreed to indemnify us for certain liabilities, including certain tax matters, and we agreed to indemnify iHeartMedia and its subsidiaries for certain liabilities, including certain tax matters. For example, we will indemnify iHeartMedia and its subsidiaries for liabilities arising from or accruing prior to the closing date of the Separation to the extent such liabilities related our business, assets and liabilities, as well as liabilities relating to a breach of the Settlement and Separation Agreement governing the terms of the Separation. However, third parties might seek to hold us responsible for liabilities that iHeartMedia agreed to retain, and there can be no assurance that iHeartMedia will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to iHeartMedia and its subsidiaries could be significant and could adversely affect our business.
General Risks
We are dependent upon the performance of our senior management team and other key individuals.
Our business is dependent upon the performance of our senior management team and other key individuals. Competition for these individuals is intense, and many of our key employees are at-will employees who are under no obligation to remain with us and may decide to leave for a variety of personal or other reasons beyond our control. If members of our senior management or key individuals decide to leave in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
    This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our restructuring plans, our ability to comply with the covenants in the agreements governing our indebtedness, and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:
•the impact of the COVID-19 pandemic on our operations and on general economic conditions;
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;
•our ability to service our debt obligations and to fund our operations and capital expenditures;
•the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;
•industry conditions, including competition;
•our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords;
•technological changes and innovations;
•shifts in population and other demographics;
•fluctuations in operating costs;
•changes in labor conditions and management;
•regulations and consumer concerns regarding privacy and data protection;
•a breach of our information security measures;
•legislative or regulatory requirements;
•restrictions on out-of-home advertising of certain products;
•our ability to execute restructuring plans;

•the impact of future dispositions, acquisitions and other strategic transactions;
•third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers;
•risks of doing business in foreign countries;
•fluctuations in exchange rates and currency values;
•effects of Brexit on our business;
•volatility of our stock price;
•the effect of analyst or credit ratings downgrades;
•our ability to continue to comply with the applicable listing standards of the NYSE;
•the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;
•the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;
•uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR;
•the risk that our historical financial information is not necessarily representative of the results we would have achieved as an independent public company and may not be a reliable indicator of future results;
•the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities;
•our dependence on our management team and other key individuals; and
•certain other factors set forth in our other filings with the SEC.
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
Our operations are located primarily in the U.S. for our Americas segment, where we are present in 42 out of the top 50 U.S. markets; primarily in Europe for our Europe segment, where our portfolio spans 17 countries (16 European countries plus Singapore) and is focused on densely populated metropolitan areas in major cities; and in four countries across Latin America. The types of properties required to support each of our out-of-home advertising branches include offices and production facilities, generally located in an industrial or warehouse district, as well as structure sites.
Our Americas display inventory consists primarily of billboards, transit displays, street furniture, and spectaculars and wallscapes, and our Europe display inventory consists primarily of street furniture displays, billboards, transit displays and retail displays. As of December 31, 2020, we had approximately 71,000 advertising displays in the Americas, including more than 2,000 digital displays, and approximately 430,000 advertising displays in Europe, including more than 16,000 digital displays. We also had approximately 5,500 advertising displays in Latin America, including more than 700 digital displays. We typically own the physical structures on which our clients’ advertising copy is displayed, and we primarily lease our out-of-home display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our out-of-home displays. Our site lease terms may range from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. For additional information regarding our properties, refer to Item 1 of Part I of this Annual Report on Form 10-K (“Business”).

ITEM 3.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, refer to Note 7 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information with respect to our executive officers is presented as of February 25, 2021:

Name	Age	Title
C. William Eccleshare	65	Chief Executive Officer-Worldwide and President
Brian D. Coleman	55	Chief Financial Officer
Scott R. Wells	52	Executive Vice President and Chief Executive Officer of the Americas Division
Lynn A. Feldman	52	Executive Vice President, General Counsel and Secretary
Jason A. Dilger	47	Chief Accounting Officer
C. William Eccleshare was appointed as our Chief Executive Officer on May 1, 2019 in connection with the Separation. Prior to that time, Mr. Eccleshare served as the Chief Executive Officer-Clear Channel International at iHeartMedia and Clear Channel Outdoor Holdings, Inc. (prior to the Separation, “CCOH”) and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer-Outdoor of iHeartMedia and CCOH since January 24, 2012. Prior to such time, he served as Chief Executive Officer-Clear Channel Outdoor-International of iHeartMedia since February 17, 2011 and as Chief Executive Officer-International of CCOH since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002. Mr. Eccleshare has an M.A. in History from Trinity College, University of Cambridge. Mr. Eccleshare was selected to serve as a director because of his extensive experience in the out-of-home advertising business gained through the course of his career.
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
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an MBA, with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information & Stockholders
Shares of our common stock trade on the NYSE under the symbol “CCO.” As of February 22, 2021, there were 467,863,016 shares of our common stock outstanding (excluding 1,364,443 shares held in treasury) and 235 stockholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common made during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	—		—	—
November 1 through November 30	—		—	—
December 1 through December 31	45,989	$1.65	—	—
Total	45,989	$1.65	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended December 31, 2020 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for our common stock, the stock of peer issuers ("Outdoor Index") and the S&P 500 Composite Index from December 31, 2015 through December 31, 2020.
•The calculation of cumulative total returns for the Company is calculated based on the share price of the common stock traded under the symbol, "CCO."
•The Outdoor Index, which provides a peer comparison for our Outdoor business, consists of Lamar Advertising Company and Outfront Media, Inc., which both operate as REITs.

Indexed Yearly Stock Price Close
(Price Adjusted for Stock Splits and Dividends)
Source: Bloomberg
ITEM 6.  RESERVED
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of the MD&A.
•Results of Operations – An analysis of our financial results of operations at the consolidated and segment levels.
•Liquidity and Capital Resources – Discussion of our cash flows, anticipated cash requirements and financial condition, sources and uses of capital and liquidity, and guarantor subsidiaries.
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

OVERVIEW
Relationship with and Separation from iHeartCommunications
Prior to May 1, 2019, we were indirectly owned by iHeartCommunications and its parent company, iHeartMedia, through Clear Channel Holdings, Inc. (“CCH”), a wholly-owned subsidiary of iHeartCommunications. As of December 31, 2018, CCH, directly and indirectly through its subsidiaries, collectively represented approximately 89.1% of the outstanding shares of our common stock and nearly 100% of the total voting power.
On March 14, 2018, iHeartMedia and certain of its subsidiaries, including iHeartCommunications and CCH, (collectively, the “Debtors”) filed voluntary petitions for relief (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code. (CCOH and its subsidiaries did not file petitions for relief and were not Debtors in the iHeart Chapter 11 Cases.)
The Debtors emerged from Chapter 11 bankruptcy on May 1, 2019 (the “Effective Date”), and, pursuant to the iHeartMedia Plan of Reorganization, CCH, CCOH and its subsidiaries (collectively, the “Outdoor Group”) were separated from, and ceased to be controlled by, iHeartMedia and iHeartCommunications (collectively, with its subsidiaries, the “iHeart Group”) through a series of transactions (the “Separation”). CCOH merged with and into CCH (the “Merger”), with CCH surviving the Merger, becoming the successor to CCOH and changing its name to Clear Channel Outdoor Holdings, Inc.
In connection with the Settlement and Separation Agreement (the “Separation Agreement”), several agreements that governed our relationship with iHeartCommunications (the “Intercompany Agreements”), including agreements related to corporate services, employees and taxes, were terminated, and we entered into a transition services agreement (the “Transition Services Agreement”) with the iHeart Group, which ended on August 31, 2020. In addition, certain intercompany notes and accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the Due from iHeartCommunications Note and the post-petition intercompany balance outstanding. We also received the Clear Channel tradename and other trademarks, as well as title and interest in the Outdoor assets as specified in the Separation Agreement.
In total, we received a net payment of $115.8 million from iHeartCommunications pursuant to the Separation Agreement. Refer to Notes 1 and 12 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.
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
We changed our presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company’s Chief Operating Decision Maker (“CODM”). Effective January 1, 2020, there are two reportable business segments: Americas, which includes operations primarily in the U.S., and Europe, which consists of operations in Europe and Singapore. Our remaining operating segments, China (before its sale, as described under “Executive Summary” below) and Latin America, do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” We have conformed the segment disclosures for prior periods in this MD&A and throughout this Annual Report on Form 10-K to the 2020 presentation. Refer to Note 3 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding our segments.
We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. The significant expenses associated with our operations include site lease expenses, as well as direct production, maintenance and installation expenses.
•Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from 1 to 20 years.

•Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays; related labor costs; vinyl costs, which vary according to the complexity of the advertising copy and the quantity of displays; electricity costs and costs of cleaning and maintaining our displays.
COVID-19 Update
In March 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. The pandemic is still ongoing as of the filing date of this Annual Report on Form 10-K.
COVID-19 initially caused unprecedented worldwide lock-downs, significant travel and transportation restrictions in airports and transit systems, a significant reduction in time spent out-of-home by consumers, reductions in consumer spending and volatile economic conditions and business disruptions across the globe. Starting in March, we observed a significant decrease in out-of-home audience metrics indicating a reduction in consumer advertising display engagement, a sharp decline in customer bookings, an unprecedented level of requests to defer, revise or cancel sales contracts as customers sought to conserve cash, and customers forced to close their businesses temporarily or permanently.
As lock-downs and restrictions lifted, the negative impacts of COVID-19 began to lessen during the last weeks of the second quarter, and we saw an increase in mobility, traffic and other out-of-home metrics, including from our own RADAR data movement platform. During the third quarter, out-of-home metrics, travel patterns, consumer behavior and economic activity improved to varying degrees across our global platform. During the fourth quarter, the resurgence of COVID-19 cases, particularly in Europe, increased mobility restrictions, causing the positive momentum experienced during the third quarter to slow down. Our fourth quarter revenues remained significantly below historic norms in all our segments.
For the first quarter of 2021, we expect Americas segment revenue to be down high 20 percentage points against prior year, with our roadside business performing significantly ahead of our transit business. The recent mobility restrictions in European countries, particularly in France and the U.K., have created significant volatility in our Europe segment booking activity. As a result, for the first quarter of 2021, we expect Europe segment revenue to be down mid 30 percentage points against prior year. Both our Americas and Europe segments are experiencing customer advertising buying decisions later in the buying cycle, which can delay bookings and may cause performance to vary from our current expectations. Latin America bookings continue to be severely constrained.
The duration and severity of COVID-19's impacts continue to evolve and remain unknown. Since the onset of the pandemic, we have taken various measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives, a restructuring plan to reduce headcount and other targeted liquidity measures, as further described under “Liquidity and Capital Resources” below.
We continue to consider other cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant. However, the extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, and the curtailed customer demand we have experienced and are continuing to experience could materially adversely impact our business, results of operations and overall financial performance in future periods. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.
Executive Summary
The key developments that impacted our business during the year ended December 31, 2020 are summarized below:
•Consolidated revenue decreased 30.9% during the year ended December 31, 2020, as compared to 2019. Excluding the impact from movements in foreign exchange rates, consolidated revenue decreased 31.4%. This decrease was primarily driven by COVID-19 and its extensive impact on the global advertising market, which severely reduced our performance in both Americas and Europe in 2020.
•On April 28, 2020, we sold our stake in Clear Media, our former indirect, non-wholly owned subsidiary based in China, for $253.1 million. In October 2020, we paid $23.3 million of withholding taxes to the Chinese taxing authorities related to our $75.2 million gain on the sale.
•In May 2020, CCIBV, our indirect wholly-owned subsidiary, issued a promissory note, which was transferred to the holder of our mandatorily-redeemable preferred stock (“Preferred Stock”) in exchange for the Preferred Stock, which remains outstanding and held by one of our subsidiaries and is eliminated in consolidation. This promissory note was repaid in full in August 2020.
•In August 2020, CCIBV issued $375 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”).

•We have taken a number of additional liquidity measures in 2020, including making a cautionary draw of $150 million under our Revolving Credit Facility, of which $20.0 million was repaid during the fourth quarter, and amending our senior credit agreement to suspend the springing financial covenant of the Revolving Credit Facility through June 2021 and delay the timing of the financial covenant step-down until March 31, 2022.
•We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $77.7 million. We also received European governmental support and wage subsidies in response to COVID-19 of $15.6 million, which have been recorded as reductions in compensation and rent costs.
•In September 2020, we committed to a restructuring plan to reduce headcount in Europe and Latin America. We expect to substantially complete this plan by the first half of 2022, but we are unable to estimate the anticipated cost savings with certainty at this time. Also, during the third quarter, we began a similar restructuring plan in our Americas segment, with expected annualized pre-tax cost savings of approximately $7 million. In conjunction with these plans, we expect an additional annualized pre-tax cost savings of approximately $5 million in our Corporate operations. We incurred a combined $14.6 million in restructuring costs pursuant to these plans as of December 31, 2020. Refer to Item 1 of this Annual Report on Form 10-K for additional details related to these restructuring plans.
RESULTS OF OPERATIONS
The discussion of our results of operations is presented on both a consolidated and segment basis. In connection with our change in reportable segments, beginning in 2020, our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. The material components of Segment Adjusted EBITDA are discussed below by segment for all periods presented. Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
    Revenue and expenses “excluding the impact of movements in foreign exchange rates” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period-to-period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact of movements in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior year.

2020 Compared to 2019
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2020 to the year ended December 31, 2019 is as follows:

(In thousands)	Years Ended December 31,		%
	2020	2019	Change
Revenue	$1,854,608	$2,683,810	(30.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,201,208	1,452,177	(17.3)%
Selling, general and administrative expenses (excludes depreciation and amortization)	442,310	520,928	(15.1)%
Corporate expenses (excludes depreciation and amortization)	137,297	144,341	(4.9)%
Depreciation and amortization	269,421	309,324	(12.9)%
Impairment charges	150,400	5,300
Other operating income, net	53,614	1,162
Operating income (loss)	(292,414)	252,902	(215.6)%
Interest expense, net	360,259	419,518
Loss on extinguishment of debt	(5,389)	(101,745)
Loss on Due from iHeartCommunications	—	(5,778)
Other expense, net	(170)	(15,384)
Loss before income taxes	(658,232)	(289,523)
Income tax benefit (expense)	58,006	(72,254)
Consolidated net loss	(600,226)	(361,777)
Less amount attributable to noncontrolling interest	(17,487)	1,527
Net loss attributable to the Company	$(582,739)	$(363,304)
Consolidated Revenue
Consolidated revenue decreased $829.2 million, or 30.9%, during 2020 compared to 2019. Excluding the $12.4 million impact of movements in foreign exchange rates, consolidated revenue decreased $841.6 million, or 31.4%, primarily due to the significant adverse impacts of COVID-19 on our business. Also contributing to the decrease in consolidated revenue was the sale of our Clear Media business on April 28, 2020.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $251.0 million, or 17.3%, during 2020 compared to 2019. Excluding the $4.4 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $255.4 million, or 17.6%. This decrease was largely due to lower site lease and other direct operating expenses throughout our business, mainly driven by lower revenue and renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $77.7 million during the year ended December 31, 2020. Additionally, direct employee compensation costs were lower driven by global cost saving initiatives implemented by the Company in response to COVID-19 and the receipt of European governmental support and wage subsidies totaling $10.4 million in 2020. Also contributing to the decrease in consolidated direct operating expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated direct operating expenses were $7.3 million and $4.6 million during the years ended December 31, 2020 and 2019, respectively. Included within restructuring and other costs for the year ended December 31, 2020 were severance costs of $4.1 million related to the restructuring plans to reduce headcount.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $78.6 million, or 15.1%, during 2020 compared to 2019. Excluding the $0.6 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $79.2 million, or 15.2%. This decrease was largely due to lower employee compensation costs driven by operating cost savings initiatives implemented by the Company in response to COVID-19, including reductions in salaries, bonuses and employee hours, as well as hiring freezes and furloughs; European governmental support and wage subsidies totaling $5.1 million during the year ended December 31, 2020; and lower revenue. Also contributing to the decrease in consolidated SG&A expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated SG&A expenses were $11.9 million and $10.8 million during the years ended December 31, 2020 and 2019, respectively. Included within restructuring and other costs for the year ended December 31, 2020 were severance costs of $7.9 million related to the restructuring plans to reduce headcount.
Corporate Expenses
Corporate expenses decreased $7.0 million, or 4.9%, during 2020 compared to 2019. This decrease was primarily driven by lower variable incentive compensation expense resulting from declines in operating performance due to COVID-19, as well as lower costs incurred related to the investigation in China. These decreases were partially offset by higher professional fees and consulting costs for various projects, including the build-out of new corporate functions after the Separation.
Restructuring and other costs included within corporate expenses were $13.8 million and $27.7 million during the years ended December 31, 2020 and 2019, respectively. Included within restructuring and other costs for the year ended December 31, 2020 were severance costs of $2.5 million related to the restructuring plans to reduce headcount.
Depreciation and Amortization
Depreciation and amortization decreased $39.9 million, or 12.9%, during 2020 compared to 2019, primarily driven by the sale of our Clear Media business, with the remaining decrease due to lower capital expenditures.
Impairment Charges
During 2020, we recorded total impairment charges of $150.4 million, including $140.7 million on indefinite-lived permits in multiple markets of our Americas segment and $9.7 million related to goodwill allocated to our Latin America business. These impairment charges were primarily driven by reductions in projected cash flows related to the expected negative financial statements from COVID-19. In 2019, we recognized $5.3 million in impairment charges related to permits in one market in our Americas segment as the result of our annual impairment test.
Other Operating Income, Net
For the years ended December 31, 2020 and 2019, we recognized other operating income, net, of $53.6 million and $1.2 million, respectively. The increase in 2020 was driven by the recognition of a $75.2 million gain on the sale of our Clear Media business, partially offset by legal costs and consulting fees incurred related to the sale.
Interest Expense, Net
Interest expense, net, decreased $59.3 million in 2020 compared to 2019. This was primarily driven by the lower rates of interest on the new debt issued as part of the August 2019 refinancing and, to a lesser extent, the redemption of a portion of our CCWH Senior Notes in July 2019. Interest expense was also higher in 2019 due to the overlapping period between the close of the February 2019 debt refinancing transaction and the redemption date of the old debt. These items were partially offset by the new interest resulting from the issuance of the CCIBV Senior Secured Notes in August 2020 and the draw under our Revolving Credit Facility in March 2020.
Loss on Extinguishment of Debt
In 2020, we recognized a loss on extinguishment of debt of $5.4 million related to the August repayment of the CCIBV Promissory Note. In 2019, we recognized losses on extinguishment of debt of $101.7 million, including $5.5 million related to the refinancing of the CCWH 7.625% Subordinated Notes due 2020, $13.7 million related to the partial redemption of the CCWH Senior Notes, and $82.6 million related to the refinancing of the CCWH 6.5% Senior Notes due 2022 and CCIBV 8.75% Senior Notes due 2020.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon Separation, and we received a recovery amount of approximately $149.0 million in cash. As this was less than the outstanding Due from iHeartCommunications balance, we recognized a loss of $5.8 million during 2019.

Other Expense, Net
For the years ended December 31, 2020 and 2019, we recognized other expense, net, of $0.2 million and $15.4 million, respectively. The decrease in 2020 was largely driven lower costs incurred in connection with the Separation and, to a lesser extent, lower net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit (Expense)
The effective tax rate for 2020 was 8.8%. The benefit we received from reporting tax losses was partially offset by the recognition of $59.7 million of U.S. federal and foreign tax expense as a result of the Clear Media sale, as well as valuation allowances recorded against current period deferred tax assets in the U.S. and certain foreign jurisdictions due to uncertainty regarding our ability to realize those assets in future periods.
The effective tax rate for 2019 was (25.0)% and was primarily impacted by the $56.9 million valuation allowance recorded against deferred tax assets in certain foreign jurisdictions, which were no longer expected to be realized. The 2019 effective tax rate was also impacted by the valuation allowance recorded against federal and state deferred tax assets due to uncertainty regarding our ability to realize those assets in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income and permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of December 31, 2020, the CARES Act did not have significant impact on our effective tax rate.
Americas Results of Operations

(In thousands)	Years Ended December 31,		%
	2020	2019	Change
Revenue	$976,972	$1,273,018	(23.3)%
Direct operating expenses[1]	472,833	547,413	(13.6)%
SG&A expenses[1]	191,329	218,369	(12.4)%
Segment Adjusted EBITDA	319,872	510,135	(37.3)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Americas revenue decreased $296.0 million, or 23.3%, during 2020 compared to 2019. Revenue in our Americas segment was adversely affected by COVID-19 in 2020, resulting in decreases in revenue across all our products, with the largest decreases in revenue from print billboards, airport displays, and digital billboards and street furniture. Americas total digital revenue decreased 27.2% to $299.3 million during 2020, including $231.7 million from billboards and street furniture, as compared to $411.0 million during 2019, including $303.5 million from billboards and street furniture. Revenue generated from national sales comprised 37.2% and 39.3% of total revenue for 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses decreased $74.6 million, or 13.6%, during 2020 compared to 2019 largely due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities. Additionally, production, maintenance and installation expenses decreased due to lower revenue.
Americas SG&A expenses decreased $27.0 million, or 12.4%, during 2020 compared to 2019. Lower employee compensation costs, driven by lower revenue and operating cost savings initiatives, were partially offset by higher bad debt expense.
Europe Results of Operations

(In thousands)	Years Ended December 31,		%
	2020	2019	Change
Revenue	$804,395	$1,111,770	(27.6)%
Direct operating expenses[1]	653,626	744,571	(12.2)%
SG&A expenses[1]	215,593	235,917	(8.6)%
Segment Adjusted EBITDA	(54,093)	142,590	(137.9)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.

Europe revenue decreased $307.4 million, or 27.6%, during 2020 compared to 2019. Excluding the $19.3 million impact of movements in foreign exchange rates, Europe revenue decreased $326.7 million, or 29.4%. COVID-19 had a negative impact on revenues in each country in which we operate, with the largest revenue reductions occurring in France, the U.K., Spain, Sweden, Switzerland and Italy. Europe digital revenue decreased $75.2 million, or 23.3%, to $248.0 million during 2020 as compared to $323.2 million during 2019. Excluding the $5.1 million impact of movements in foreign exchange rates, Europe digital revenue decreased $80.3 million, or 24.8%.
Europe direct operating expenses decreased $90.9 million, or 12.2%, during 2020 compared to 2019. Excluding the $11.1 million impact of movements in foreign exchange rates, Europe direct operating expenses decreased $102.0 million, or 13.7%. Direct operating expenses decreased in each country in which we operate, with the largest decreases occurring in Spain, Switzerland, Italy, Norway, France, the U.K. and Sweden. The primary drivers of these decreases were lower site lease expense driven by lower revenue and renegotiated contracts with landlords and municipalities; lower production, maintenance and installation expenses driven by lower revenue; and lower employee compensation expense related to operating cost savings initiatives and governmental support and wage subsidies received.
Europe SG&A expenses decreased $20.3 million, or 8.6%, during 2020 compared to 2019. Excluding the $4.0 million impact of movements in foreign exchange rates, Europe SG&A expenses decreased $24.3 million, or 10.3%. SG&A expenses decreased in almost all countries in which we operate, with the largest decreases occurring in the U.K., France and Spain. These decreases are largely due to lower employee compensation expense related to lower revenue, operating cost savings initiatives and governmental support and wage subsidies received.
Other Results of Operations

(In thousands)	Years Ended December 31,		%
	2020	2019	Change
Revenue	$73,241	$299,022	(75.5)%
Direct operating expenses[1]	74,749	160,193	(53.3)%
SG&A expenses[1]	35,388	66,642	(46.9)%
Segment Adjusted EBITDA[2]	(35,505)	73,296	(148.4)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
2Our Latin America business represented ($8.9) million and $19.5 million of Other Segment Adjusted EBITDA for the years ended December 31, 2020 and 2019, respectively.
Other revenue decreased $225.8 million, or 75.5%, during 2020 compared to 2019. Excluding the $6.9 million impact of movements in foreign exchange rates, Other revenue decreased $218.9 million, or 73.2%, primarily due to the sale of our Clear Media business. Revenue from our Latin America business was $44.0 million in 2020, down from $89.6 million in 2019 due to the adverse impact of COVID-19 on our operations.
Other direct operating expenses decreased $85.4 million, or 53.3%, during 2020 compared to 2019. Excluding the $6.7 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $78.7 million, or 49.1%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $34.3 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively. The decrease in Latin America direct expenses was largely due to lower site lease expense related to lower revenue and renegotiated contracts with landlords and municipalities.
Other SG&A expenses decreased $31.3 million, or 46.9%, during 2020 compared to 2019. Excluding the $3.4 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $27.9 million, or 41.9%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $19.8 million and $25.1 million for the years ended December 31, 2020 and 2019, respectively.

2019 Compared to 2018
As discussed in “Overview” above, we changed our presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by our CODM. Certain prior period segment information has been retrospectively revised to conform to the current period presentation. References to “International business” or “International businesses” herein refer to the Company’s operations in its Europe segment and in its Latin America and China operating segments, which are disclosed as “Other.”
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2019 to the year ended December 31, 2018 is as follows:

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$2,683,810	$2,721,705	(1.4)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,452,177	1,470,668	(1.3)%
Selling, general and administrative expenses (excludes depreciation and amortization)	520,928	522,918	(0.4)%
Corporate expenses (excludes depreciation and amortization)	144,341	152,090	(5.1)%
Depreciation and amortization	309,324	318,952	(3.0)%
Impairment charges	5,300	7,772	(31.8)%
Other operating income, net	1,162	2,498	(53.5)%
Operating income	252,902	251,803	0.4%
Interest expense, net	419,518	387,740
Loss on extinguishment of debt	(101,745)	—
Loss on Due from iHeartCommunications	(5,778)	—
Other expense, net	(15,384)	(34,393)
Loss before income taxes	(289,523)	(170,330)
Income tax expense	(72,254)	(32,515)
Consolidated net loss	(361,777)	(202,845)
Less amount attributable to noncontrolling interest	1,527	15,395
Net loss attributable to the Company	$(363,304)	$(218,240)
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
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $18.5 million, or 1.3%, during 2019 compared to 2018. Excluding the $46.5 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $28.0 million, or 1.9%. Higher site lease expenses in both our Americas and International businesses primarily due to increased revenue were partially offset by lower direct operating expenses related to the non-renewal of contracts in certain countries in our International business.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $2.0 million, or 0.4%, during 2019 compared to 2018. Excluding the $15.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $13.5 million, or 2.6%. This increase primarily resulted from higher employee compensation expense in our Americas business, including variable incentive compensation, partially offset by a decrease in SG&A expenses in our International business.

Corporate Expenses
Corporate expenses decreased $7.7 million, or 5.1%, during 2019 compared to 2018. Excluding the $2.3 million impact of movements in foreign exchange rates, corporate expenses decreased $5.4 million, or 3.6%. This decrease was primarily driven by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses and sponsor management fees that were in place prior to the Separation. The decrease in expenses was partially offset by incremental stand-alone costs associated with the build-out of new corporate functions, expenses related to the investigations in China and Italy, and higher compensation-related expenses including share-based compensation.
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
Interest Expense, net
Interest expense, net, increased $31.8 million in 2019 compared to 2018. This increase was driven by the issuance of the CCWH Senior Notes in February at a higher rate of interest than the notes that were refinanced and the overlapping period between the close of the debt refinancing transaction and the redemption date, partially offset by the lower rates of interest on the new debt from the August refinancing as compared to the notes that were refinanced.
Loss on Extinguishment of Debt
Refer to the “2020 Compared to 2019” discussion above for details regarding the $101.7 million loss on extinguishment of debt recognized in 2019. We did not extinguish any debt in 2018.
Loss on Due from iHeartCommunications
Refer to the “2020 Compared to 2019” discussion above for details regarding the $5.8 million loss on Due from iHeartCommunications recognized in 2019.
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
The effective tax rate for 2019 was (25.0)%; refer to the “2020 Compared to 2019” discussion above for details. The effective tax rate for 2018 was (19.1)% and was primarily impacted by the valuation allowances recorded against federal and state deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
Americas Results of Operations

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$1,273,018	$1,189,348	7.0%
Direct operating expenses[1]	547,413	524,659	4.3%
SG&A expenses[1]	218,369	199,688	9.4%
Segment Adjusted EBITDA	510,135	467,381	9.1%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.

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
Europe Results of Operations

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$1,111,770	$1,173,616	(5.3)%
Direct operating expenses[1]	744,571	778,344	(4.3)%
SG&A expenses[1]	235,917	257,125	(8.2)%
Segment Adjusted EBITDA	142,590	150,620	(5.3)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Europe revenue decreased $61.8 million, or 5.3%, during 2019 compared to 2018. Excluding the $57.5 million impact of movements in foreign exchange rates, Europe revenue decreased $4.3 million, or 0.4%. The effects of non-renewal of contracts in certain countries, including Italy and Spain, were partially offset by increases in revenue from digital display expansion in various markets, particularly in the U.K., and new contracts in France. Europe digital revenue increased 5.9% to $323.2 million during 2019 as compared to $305.1 million during 2018. Excluding the $16.0 million impact of movements in foreign exchange rates, Europe digital revenue increased $34.1 million, or 11.2%.
Europe direct operating expenses decreased $33.8 million, or 4.3%, during 2019 compared to 2018. Excluding the $39.0 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $5.2 million, or 0.7%. This increase was primarily driven by higher site lease expenses in countries experiencing revenue growth, particularly in the U.K., and in countries with new contracts, particularly in France, partially offset by lower direct operating expenses, including site lease, labor and material expenses, related to the non-renewal of contracts in Italy and Spain.
Europe SG&A expenses decreased $21.2 million, or 8.2%, during 2019 compared to 2018. Excluding the $12.4 million impact of movements in foreign exchange rates, Europe SG&A expenses decreased $8.8 million, or 3.4%. This decrease was primarily driven by lower spending on restructuring and other cost initiatives, partially offset by higher marketing and employee compensation expenses in the U.K., primarily due to its favorable operating performance, and higher consulting fees in France.
Other Results of Operations

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$299,022	$358,741	(16.6)%
Direct operating expenses[1]	160,193	167,665	(4.5)%
SG&A expenses[1]	66,642	66,105	0.8%
Segment Adjusted EBITDA[2]	73,296	125,655	(41.7)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
2Our Latin America business represented $19.5 million and $20.8 million of Other Segment Adjusted EBITDA for the years ended December 31, 2019 and 2018, respectively.
Other revenue decreased $59.7 million, or 16.6%, during 2019 compared to 2018. Excluding the $13.3 million impact of movements in foreign exchange rates, Other revenue decreased $46.4 million, or 12.9%, driven by weakening economic conditions in China. Revenue from our Latin America business was $89.6 million in 2019 compared to $86.2 million in 2018.

Other direct operating expenses decreased $7.5 million, or 4.5%, during 2019 compared to 2018. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses remained flat year-over-year. Direct operating expenses from our Latin America business were $45.1 million and $41.9 million for the years ended December 31, 2019 and 2018, respectively.
Other SG&A expenses increased $0.5 million, or 0.8%, during 2019 compared to 2018. Excluding the $3.1 million impact of movements in foreign exchange rates, Other SG&A expenses increased $3.6 million, or 5.5%. SG&A expenses from our Latin America business were $25.1 million and $23.5 million for the years ended December 31, 2019 and 2018, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2020, 2019 and 2018.

(In thousands)	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used for):
Operating activities	$(137,808)	$214,526	$187,275
Investing activities	$94,521	$(220,042)	$(203,592)
Financing activities	$418,279	$220,009	$40,686
Operating Activities
Net cash used for operating activities was $137.8 million during 2020. The net cash outflow was driven by the adverse impacts of COVID-19 on our sales and collections, which were only partially offset by reduced expenditures related to operating cost savings initiatives, including rent abatements and deferrals, reductions in compensation and certain discretionary expenses, and the deferral of payments to optimize working capital.
Net cash provided by operating activities was $214.5 million and $187.3 million during 2019 and 2018, respectively. The year-over-year increase in cash from operating activities was driven by changes in working capital balances, most notably, an increase in accrued interest due to a change in the timing of our interest payments on our outstanding debt from weekly to semi-annually (in February and August) upon Separation. Cash paid for interest, including cash paid for dividends on our Preferred Stock, decreased $51.6 million during 2019 compared to 2018.
Investing Activities
Proceeds from Disposal of Assets
    Net cash provided by investing activities in 2020 reflects the April sale of Clear Media, which resulted in $216.0 million of net proceeds, which is net of cash retained by Clear Media. Net cash proceeds from the disposal of assets were $10.7 million and $9.8 million in 2019 and 2018, respectively.

Capital Expenditures
    Cash used for investing activities reflects our capital expenditures, which primarily relate to construction and sustaining activities for billboards, street furniture and other out-of-home advertising displays, including digital displays, in our Americas and Europe segments. We had the following capital expenditures during the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Americas(1)	56,312	82,707	76,867
Europe(1)	43,342	80,535	63,967
Other(2)	11,802	55,447	65,995
Corporate(3)	12,706	13,775	4,250
Total capital expenditures	$124,162	$232,464	$211,079
(1)In 2020, we reduced or deferred capital expenditures as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19.
(2)Prior to the sale of Clear Media on April 28, 2020, we had capital expenditures related to the addition of transit advertising structures and purchase of concession rights in China.
(3)Corporate capital expenditures increased in 2019 due to the build-out of the new San Antonio office and IT infrastructure after the Separation, and the build-out of IT infrastructure continued in 2020.

Refer to the Contractual Obligations table under the “Liquidity and Capital Resources – Contractual Obligations” section of this MD&A for our future capital expenditure commitments.
Financing Activities
Net cash provided by financing activities during 2020 primarily reflected $375.0 million of proceeds from the issuance of the CCIBV Senior Secured Notes and the cautionary draw of $150.0 million that we made under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19, partially offset by a $20.0 million repayment of the Revolving Credit Facility. These financing cash net inflows were partially offset by the repayment of the $53.0 million CCIBV Promissory Note, which was issued in May 2020 in exchange for the outstanding mandatorily-redeemable preferred stock, which was subsequently transferred to one of our subsidiaries; principal payments of $20.0 million on our Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement; and $10.5 million of debt issuance costs.
Net cash provided by financing activities during 2019 primarily reflected net transfers of $159.2 million in cash from iHeartCommunications, including proceeds from the settlement of the Due from iHeartCommunications Note upon Separation; proceeds of $43.8 million from the issuance of mandatorily-redeemable preferred stock, net of fees and expenses; and a net increase in cash of $27.6 million related to our 2019 capital market transactions, including the refinancing of all of our outstanding long-term debt, the issuance of common stock and subsequent redemption of a portion of our outstanding debt, and related early redemption penalties and debt issuance costs.
Net cash provided by financing activities during 2018 primarily reflected net transfers of $78.8 million in cash from iHeartCommunications related to the intercompany arrangement, partially offset by cash dividends paid in the aggregate amount of $30.7 million.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, and our credit facilities. Our primary uses of liquidity are for our working capital used to fund the operations of the business, capital expenditures and debt service obligations.
Trends and Uncertainties
    COVID-19's extensive impact on the global advertising market had a significant negative impact on our results of operations during 2020. In response, we have taken a number of measures to increase our liquidity and preserve and strengthen our financial flexibility, including the following:
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
Additionally, in September we committed to a restructuring plan to reduce headcount in Europe and Latin America. The Latin America portion of the plan was substantially completed in the third quarter of 2020, and we expect to substantially complete the Europe portion of the plan by the first half of 2022. As of December 31, 2020, we had incurred approximately $8.9 million in charges related to this restructuring plan, but we are unable to estimate total charges or the anticipated cost savings with certainty at this time. In addition, we incurred $3.2 million in charges pursuant to a separate plan to reduce headcount in our Americas segment. This plan was completed during the fourth quarter of 2020, and we expect annualized pre-tax cost savings of approximately $7 million. In conjunction with these plans, we incurred charges of $2.5 million related to Corporate operations. We expect annualized pre-tax cost savings of approximately $5 million with limited further charges related to Corporate operations, which we anticipate will be paid over the same time frame as the Europe portion of the international plan. Actual final charges pursuant to these plans may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect.
We believe that our cash on hand and borrowing capacity under our credit facilities, combined with cash flows from operations and our continued savings initiatives will enable us to meet our working capital, capital expenditure, debt service, restructuring and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our ability to meet our funding requirements depends on the impacts from these uncertainties, including the impacts related to COVID-19, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt or other capital-raising transactions. We believe that our investments prior to the pandemic combined with the strength of our platform, our focus on the key pillars of our strategy, and the actions we took in 2020 give us sufficient liquidity to manage through this period of uncertainty; however, there can be no assurances that this will be the case.
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

Sources of Capital and Liquidity
Cash and Cash Equivalents
    As of December 31, 2020, we had $785.3 million of cash on our balance sheet, including $347.2 million of cash held outside the U.S. by our subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the CCIBV Senior Secured Notes Indenture. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes. Additionally, dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Credit Facilities
    We have access to a $175.0 million Revolving Credit Facility and a $125.0 million Receivables-Based Credit Facility. Both credit facilities include sub-facilities for letters of credit and for short-term borrowings, referred to as the swing line borrowings, and are scheduled to mature on August 23, 2024.
As of December 31, 2020, we had $130.0 million of borrowings and $43.2 million of letters of credit outstanding under the Revolving Credit Facility, resulting in $1.8 million of excess availability. In addition, we had $62.4 million of letters of credit outstanding under our Receivables-Based Credit Facility, which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $35.3 million as of December 31, 2020. Access to availability under our credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the indenture governing the CCWH Senior Notes. We may request incremental credit commitments under each facility at any time, subject to customary conditions; however, the lenders under such facilities are not under any obligation to provide any such incremental commitments.
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of the fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021. This amendment also delays the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. During the suspension period, we are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, and we agreed not to make voluntary restricted payments with certain exceptions. We expect this amendment to support our efforts to manage through the uncertainties caused by the unprecedented COVID-19 situation while maintaining compliance with the terms of our Revolving Credit Facility. We were in compliance with the minimum liquidity covenant as of December 31, 2020.
Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details on each of these credit facilities.
Note Issuances
In May 2020, we issued the CCIBV Promissory Note through our indirect wholly-owned subsidiary and then transferred this note to the holder of our Preferred Stock in exchange for the Preferred Stock, which remains outstanding and is held by one of our affiliates and, therefore, eliminates upon consolidation. This transfer of the Preferred Stock to an affiliate effectively eliminated certain restrictions on our flexibility to potentially pursue liquidity-enhancing capital structure transactions.
In August 2020, CCIBV issued $375.0 million aggregate principal amount of CCIBV Senior Secured Notes due 2025 through our indirect wholly-owned subsidiary. A portion of these proceeds was used to pay the CCIBV Promissory Note in full, including paid-in-kind interest, and the remainder of the proceeds will be used for general corporate purposes, including to fund the operating expenses and capital expenditures of our Europe segment.
In February 2021, the Company issued $1.0 billion aggregate principal amount of 7.750% Senior Notes Due 2028. The Company plans to use a portion of these proceeds, together with cash on hand, to redeem $940.0 million aggregate principal amount of its CCWH Senior Notes and to pay related transaction fees and expenses.
Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for further discussion on our debt agreements.

Uses of Capital and Liquidity
Working Capital Needs
We utilize working capital to fund the operations of our business, and we have future cash obligations under non-cancelable operating leases and other types of non-cancelable contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. These costs are included in our direct operating expenses and have historically been satisfied by cash flows from operations. As previously described, we have successfully renegotiated contracts with landlords and municipalities in both the U.S. and Europe in order to better align fixed site lease expenses with reductions in revenue as we continue to be impacted by COVID-19, and we have also deferred site lease and other payments when possible. Refer to the Contractual Obligations table under the “Liquidity and Capital Resources — Contractual Obligations” section of this MD&A for a quantification of contractual obligations related to non-cancelable operating leases and other non-cancellable contracts.
Additionally, during 2020, we paid $8.8 million on the restructuring plans outlined above to reduce headcount throughout our business. We expect to incur additional cash expenditures related to the Europe portion of the international plan through the first half of 2022, although we are unable to estimate the total charges with certainty at this time. Refer to Note 4 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for further information on our restructuring plans.
Capital Expenditures
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the continued deployment of digital displays in accordance with our long-term strategy to digitize our network as an alternative to traditional methods of displaying our clients’ advertisements. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through lower costs of production as digital advertisements are controlled by a central computer network, decreased down-time on displays as digital advertisements are digitally changed rather than manually posted, and incremental revenue through more targeted and time-specific advertisements. However, in light of the rapidly-evolving impact of COVID-19 and the uncertainty around the related economic downturn, we deferred certain capital expenditures beginning in the second quarter of 2020, resulting in a decrease in our capital expenditures for the year ended 2020 as compared to 2019, as previously described. If COVID-19 and the related economic uncertainty continue to adversely affect our results of operations and liquidity, we expect to continue deferring certain of our planned capital expenditures.
In 2020, our Americas business was awarded a long-term airport advertising and sponsorship contract with the Port Authority of New York and New Jersey, which we expect to result in approximately $20 million of capital expenditures over the next two years and an additional $48 million over the remainder of the initial 12-year term, subject to reduction based upon the level of passenger traffic at the airports. Almost all of the capital expenditures will be for digital media. Additionally, we have commitments relating to required purchases of property, plant and equipment under certain street furniture contracts, and certain of our contracts contain penalties for not fulfilling our commitments related to our obligations to build bus stops, kiosks and other public amenities or advertising structures. Refer to the Contractual Obligations table under the “Liquidity and Capital Resources — Contractual Obligations” section of this MD&A for our future capital expenditure commitments.
Debt Service Obligations
A substantial amount of our cash requirements is for debt service obligations. During 2020, we spent $323.8 million of cash to pay interest on our debt, which reflects a change in payment terms for interest on our Senior Secured Credit Facilities from monthly to every three months. After giving effect to the issuance of the 7.750% Senior Notes and anticipated partial redemption of the CCWH Senior Notes as discussed above, we anticipate cash interest payment obligations of approximately $361.5 million and $334.8 million in 2021 and 2022, respectively. Additionally, during 2020, we made $20.0 million in principal payments on the Term Loan Facility and repaid $20.0 million of the outstanding balance on the Revolving Credit Facility.
As of December 31, 2020, we had the following debt outstanding:
•$1,975.0 million of borrowings under the Term Loan Facility, to be paid in quarterly installments of $5 million, with the remaining balance maturing on August 23, 2026;
•$130.0 million of borrowings under the Revolving Credit Facility, which matures on August 23, 2024;

•$1,250.0 million of borrowings under the CCOH Senior Secured Notes, which bear interest at a rate of 5.125% per annum and mature on August 15, 2027;
•$375.0 million of borrowings under the CCIBV Senior Secured Notes, which bear interest at a rate of 6.625% per annum and mature on August 1, 2025;
•$1,901.5 million of borrowings under the CCWH Senior Notes, which bear interest at a rate of 9.25% per annum and mature on February 15, 2024; and
•$6.8 million of borrowings under finance leases utilized for general operating purposes.
Our next material debt maturity is in 2024 when the outstanding balances under the CCWH Senior Notes and Revolving Credit Facility are due; however, at our option, we may redeem a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. After giving effect to the anticipated partial redemption of the CCWH Senior Notes in 2021, the remaining balance outstanding on the CCWH Senior Notes will be $961.5 million.
Each of our debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents. As of December 31, 2020, we were in compliance with the covenants contained in our financing agreements.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt(1):
Principal payments	$5,638,288	$21,396	$42,266	$2,447,360	$3,127,266
Interest payments	1,625,324	349,419	688,188	407,616	180,101
Non-cancelable operating leases(2)	2,400,971	439,804	576,122	356,116	1,028,929
Non-cancelable contracts(3)	1,256,463	301,576	467,517	268,182	219,188
Capital expenditures(4)	126,221	41,694	47,707	9,593	27,227
Non-current unrecognized tax benefits(5)	23,752	—	—	—	23,752
Other long-term obligations(6)	137,266	6,593	26,866	20,698	83,109
Total	$11,208,285	$1,160,482	$1,848,666	$3,509,565	$4,689,572
(1)Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for details on our outstanding long-term debt. Note that the amounts of principal and interest payments presented in this contractual obligations table are as of December 31, 2020 and therefore do not give effect to the issuance of the 7.750% Senior Notes and anticipated partial redemption of the CCWH Senior Notes in the first quarter of 2021.
(2)Operating lease obligations represent our future minimum rental commitments under non-cancelable operating lease agreements.
(3)Obligations under non-cancelable contracts include minimum payments under contracts that do not meet the definition of a lease as they provide the supplier with a right to fulfill the arrangement with property, plant and equipment not specified within the contract.
(4)Capital expenditure obligations include our commitments relating to required purchases of property, plant and equipment under certain street furniture contracts; penalties required under certain contracts if we do not fulfill our commitments related to obligations to build bus stops, kiosks and other public amenities or advertising structures; and commitments under the initial 12-year term of the new airport advertising and sponsorship contract with the Port Authority of New York and New Jersey (subject to reduction based upon the level of passenger traffic at the airports).
(5)The non-current portion of unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information about unrecognized tax benefits, refer to Note 8 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
(6)Other long-term obligations includes $64.6 million of pension liabilities, $46.2 million of asset retirement obligations, and  $26.5 million related to other long-term obligations with a specific maturity.

Guarantor Subsidiaries
    The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Obligor Group”) fully and unconditionally guarantee, on a joint and several basis, the CCWH Senior Notes. On February 28, 2020, the Company and the guarantors under the CCWH Senior Notes Indenture filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.
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
    The following summary financial information of the Obligor Group, which includes the parent guarantor, the issuer and the subsidiary guarantors, is provided in conformity with the SEC’s Regulation S-X Rule 13-01:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Results of Operations Data:
Revenue	$972,783	$1,263,657
Operating income (loss)	(92,976)	239,307
Net loss attributable to the Obligor Group	(232,568)	(292,916)

	As of	As of
(In thousands)	December 31, 2020	December 31, 2019
Select Asset and Liability Data:
Cash and cash equivalents	$438,151	$287,773
Other current assets	215,987	265,368
Property, plant and equipment, net	574,127	669,402
Notes receivable from related-party non-guarantors	293,095	306,679
Other assets(1)	2,624,745	2,794,351
Current liabilities (excluding current portion of long-term debt)	395,426	397,107
Long-term debt (including current portion of long-term debt)	5,202,909	5,083,988
Mandatorily-redeemable preferred stock	—	44,912
Notes payable to related-party non-guarantors	122,295	80,146
Other non-current liabilities	1,329,030	1,422,997
(1) Investments in non-guarantor subsidiaries have been excluded from the presentation of Other assets. Other assets primarily consists of goodwill, intangible assets and right-of-use assets.
    As of December 31, 2020, CCWH had $1,901.5 million of CCWH Senior Notes outstanding. The CCWH Senior Notes are guaranteed, jointly and severally, irrevocably and unconditionally, on an unsecured senior basis, by the Company and certain of the Company’s existing and future subsidiaries (the “Guarantors”). Not all of the Company’s subsidiaries guarantee the CCWH Senior Notes. The Company’s subsidiaries that do not guarantee the CCWH Senior Notes (the “Non-Guarantor Subsidiaries”) include all foreign subsidiaries of the Company, all non-wholly-owned subsidiaries of the Company, certain domestic subsidiaries and all immaterial subsidiaries. The CCWH Senior Notes are structurally subordinated to all existing and future obligations of the Non-Guarantor Subsidiaries, and the claims of creditors of the Non-Guarantor Subsidiaries, including trade creditors, will have priority as to the assets of these subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, holders of their indebtedness and their trade and other creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to CCWH and, in turn, to its creditors.

    In addition, as of December 31, 2020, CCWH guaranteed $1,250.0 million principal amount of CCOH Senior Secured Notes, $1,975.0 million of borrowings under the Term Loan Facility, $130.0 million of borrowings and $43.2 million of letters of credit under the Revolving Credit Facility, and $62.4 million of letters of credit under the Receivables-Based Credit Facility. All of the subsidiaries of CCOH that guarantee the CCWH Senior Notes are guarantors of this secured indebtedness. The CCWH Senior Notes are effectively subordinated to, and the guarantee of each Guarantor of the CCWH Senior Notes is effectively subordinated to, the CCOH Senior Secured Notes, the Term Loan Facility, the Revolving Credit Facility and the Receivables-Based Credit Facility, to the extent of the value of the assets securing such indebtedness.
    The obligations of each Guarantor under its guarantee are limited as necessary to prevent such guarantee from constituting a fraudulent conveyance under applicable law. If a guarantee were to be rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the Guarantor, and, depending on the amount of such indebtedness, a Guarantor’s liability on its guarantee could be reduced to zero. Each guarantee by a Guarantor provides by its terms that it shall be automatically and unconditionally released and discharged upon: (1) any sale, exchange or transfer (by merger or otherwise) of the Guarantor in a manner in compliance with the applicable provisions of the CCWH Senior Notes Indenture; (2) the designation of any restricted subsidiary that is a Guarantor as an unrestricted subsidiary; (3) CCWH’s exercising legal defeasance or covenant defeasance in accordance with the relevant provisions of the CCWH Senior Notes Indenture; or (4) a Guarantor ceasing to be a restricted subsidiary as a result of a transaction or designation permitted under the CCWH Senior Notes Indenture.
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
Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we apply historical write-off rates, net of recoveries, to outstanding accounts receivable balances by aging bucket to determine the expected credit loss. We believe our concentration of credit risk is limited due to the large number and the geographic diversification of our customers. Our determination of our credit loss reserve considers the impacts of COVID-19 on our forecast of future write offs. If our agings were to improve or deteriorate, resulting in a 10% change in our allowance, we estimate that our bad debt expense for the year ended December 31, 2020 would have changed by approximately $3.2 million.

Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Lease term. Lease term includes the non-cancelable period of the lease together with all of the following: periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. When calculating our lease liability for contracts in which we are the lessee, we generally exclude renewal periods from the lease term as we do not consider exercise of such options to be reasonably certain for most of our leases. Therefore, unless exercise of a renewal option is considered reasonably certain, the optional terms and payments are not included within the lease liability. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term is for a major part of the remaining economic life of the underlying asset. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
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

Annual Impairment Tests
We perform impairment tests on indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the first and third quarters of 2020, we performed impairment tests due to changes in our estimates and assumptions related to the expected negative financial statement impacts of COVID-19, including reductions in projected cash flows, as described below. There continues to be a high level of uncertainty in estimating our expected economic and operational impacts relative to COVID-19 as it is an evolving situation. As expected impacts from COVID-19 and other factors are revised, our estimates and assumptions may change, and we may experience further potential impacts to our financial statements in future periods.
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
1, 2, 3 The change in each assumption as of September 30, 2020 would have resulted in additional impairment of $58.6 million, $13.1 million and $61.2 million, respectively.
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
We performed our annual impairment test as of July 1, 2020, in accordance with ASC 350-30-35, which did not result in any goodwill impairment. Due to the expected impacts from COVID-19, we also tested our goodwill for impairment as of March 31, 2020 and September 30, 2020. This resulted in the recognition of an impairment charge of $9.7 million during the third quarter of 2020, representing the entire goodwill balance allocated to our Latin America reporting unit, reported within Other. In determining the fair value of our reporting units as of March 31, 2020 and September 30, 2020, we used the following assumptions:
•Expected cash flows underlying our business plans for the periods 2020 through 2025, which are based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows beyond 2025 were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units of approximately 9.5% to 11.0% as of March 31, 2020 and 8.5% to 10.5% as of September 30, 2020.
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

(In thousands)
Decrease in fair value of reporting unit, as of September 30, 2020:	Revenue growth rate (100 basis point decrease)	Profit margin (100 basis point decrease)	Discount rate (100 basis point increase)
Americas	$(570,000)	$(150,000)	$(520,000)
Europe	$(160,000)	$(150,000)	$(130,000)
Changes to our assumptions by these amounts would not result in additional goodwill impairment as the fair value of goodwill for each reporting unit would still be greater than its carrying value.

Tax Provisions
Our estimates of income taxes and the significant items giving rise to deferred tax assets and liabilities, which are shown in Note 8 to our Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.
We use our best and most informed judgment to determine whether it is more likely than not that our deferred tax assets will be realized. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.
We also use our best and most informed judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits (“UTBs”) in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our UTBs may affect our income tax expense, and settlement of uncertain tax positions may require use of our cash.
Litigation Accruals
We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in these assumptions or the effectiveness of our strategies related to these proceedings. Management’s estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Refer to Note 7 to our Consolidated Financial Statements in Part II of this Annual Report on Form 10-K for further information.
Pension Benefits
We estimate pension benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension benefit plan is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. We determine the discount rate based on a range of factors, including a yield curve composed of rates of return on high-quality corporate bonds that have a comparable cash flow pattern to the expected payments to be made under our plans. The expected long-term rate of return on plan assets is based upon the weighted averages of the expected long-term rates of return for the broad categories of investments held in our plans. The expected rate of compensation increase represents average long-term salary increases.
These assumptions can have an effect on the amounts reported in our consolidated financial statements. A 0.25% change in the discount rate and compensation rate assumptions would have resulted in increases of the projected benefit obligation as of December 31, 2020 of $10.1 million and $1.3 million, respectively.
Asset Retirement Obligations
ASC Subtopic 410-20 requires us to estimate our obligation upon the termination or non-renewal of a lease to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition. Due to the high rate of lease renewals over a long period of time, our calculation assumes that the related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of structures and site reclamation. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation changed approximately 1%, our liability as of December 31, 2020 would not be materially impacted.
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

NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 2 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and inflation.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world, and foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. For more information, refer to the risk entitled, “We are exposed to foreign currency exchange risks because a large portion of our revenue and cash flows is received in foreign currencies and translated to U.S. dollars for reporting purposes” in Item 1A of Part I of this Annual Report on Form 10-K (“Risk Factors”).
Our foreign operations reported net losses of $232.0 million for year ended December 31, 2020. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the year ended December 31, 2020 by $23.2 million, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the year ended December 31, 2020 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates; as a result, our financial results are affected by changes in interest rates. As of December 31, 2020, 37% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2020 would have changed by $8.3 million.
In the event of an adverse change in interest rates, management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of loss, comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Indefinite-Lived Intangible Assets - Permits

Description of the Matter
As described in Notes 2 and 10 to the consolidated financial statements, at December 31, 2020, the carrying value of the Company’s indefinite-lived permits was $826.5 million. The majority of markets had fair values that significantly exceeded their respective carrying values. Management conducted its annual impairment test for indefinite-lived permits at the market level as of July 1, 2020, but also performed interim tests during the first and third quarters of 2020 due to events and circumstances present at those times that indicated that the carrying value of the indefinite-lived permits at certain markets may have been impaired. As a result of those interim impairment tests, the Company recognized impairment charges of $123.1 million and $17.5 million during the first and third quarters of 2020, respectively. No impairments were recognized as a result of the annual impairment test.

Auditing management’s impairment tests for indefinite-lived permits was complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the indefinite-lived permits. In estimating the fair value of these assets, management made certain key assumptions that were applied to the valuation model, including the discount rate, revenue growth rates, and profit margin expectations. These assumptions, as well as the other assumptions considered within the valuation model, are sensitive to and affected by expected future market, industry or economic conditions including the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding of, evaluated the design of and tested the operating effectiveness of internal controls that address the risk of material misstatement related to the valuation of the indefinite-lived permits. This included testing internal controls over management’s development and review of key assumptions applied to the valuation model, such as testing the internal controls related to the Company’s forecasting process used to develop the estimated future cash flows. We also tested internal controls over management’s review of the data inputs underlying the assumptions used in the valuation model.

To test the estimated fair value of the Company’s indefinite-lived permits, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information, including third-party industry projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and the discount rate. We also assessed the historical accuracy of management’s previous estimates and performed sensitivity analyses of certain significant assumptions to evaluate the changes to the fair value of the indefinite-lived permits. We also assessed whether the Company’s specific cash flows and certain significant assumptions, such as revenue growth and profit margin expectations, were consistent with forecasts used and approved by management.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
San Antonio, Texas
February 25, 2021

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	December 31,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$785,308	$398,858
Accounts receivable	500,372	733,471
Less: Allowance for credit losses	(32,043)	(23,786)
Accounts receivable, net	468,329	709,685
Prepaid expenses	49,509	60,593
Other current assets	31,614	32,755
Total Current Assets	1,334,760	1,201,891
PROPERTY, PLANT AND EQUIPMENT
Structures, net	688,947	953,545
Other property, plant and equipment, net	199,877	257,609
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	826,528	965,863
Other intangible assets, net	292,751	326,665
Goodwill	709,637	704,158
OTHER ASSETS
Operating lease right-of-use assets	1,632,664	1,885,482
Other assets	70,109	98,075
Total Assets	$5,755,273	$6,393,288
CURRENT LIABILITIES
Accounts payable	$101,159	$94,588
Accrued expenses	444,492	503,939
Current operating lease liabilities	343,793	387,882
Deferred revenue	64,313	84,035
Accrued interest	115,053	89,786
Current portion of long-term debt	21,396	20,294
Total Current Liabilities	1,090,206	1,180,524
NON-CURRENT LIABILITIES
Long-term debt	5,550,890	5,063,724
Mandatorily-redeemable preferred stock	—	44,912
Non-current operating lease liabilities	1,341,759	1,559,743
Deferred tax liabilities, net	356,269	416,066
Other long-term liabilities	198,751	183,025
Total Liabilities	8,537,875	8,447,994

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	10,855	152,814
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (468,703,164 and 466,744,939 shares issued as of December 31, 2020 and 2019, respectively)	4,687	4,667
Additional paid-in capital	3,502,991	3,489,593
Accumulated deficit	(5,939,534)	(5,349,611)
Accumulated other comprehensive loss	(358,520)	(349,552)
Treasury stock (1,360,252 and 504,650 shares held as of December 31, 2020 and 2019, respectively)	(3,081)	(2,617)
Total Stockholders’ Deficit	(2,782,602)	(2,054,706)
Total Liabilities and Stockholders’ Deficit	$5,755,273	$6,393,288
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share data)	Years Ended December 31,
	2020	2019	2018
Revenue	$1,854,608	$2,683,810	$2,721,705
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,201,208	1,452,177	1,470,668
Selling, general and administrative expenses (excludes depreciation and amortization)	442,310	520,928	522,918
Corporate expenses (excludes depreciation and amortization)	137,297	144,341	152,090
Depreciation and amortization	269,421	309,324	318,952
Impairment charges	150,400	5,300	7,772
Other operating income, net	53,614	1,162	2,498
Operating income (loss)	(292,414)	252,902	251,803
Interest expense, net	360,259	419,518	387,740
Loss on extinguishment of debt	(5,389)	(101,745)	—
Loss on Due from iHeartCommunications	—	(5,778)	—
Other expense, net	(170)	(15,384)	(34,393)
Loss before income taxes	(658,232)	(289,523)	(170,330)
Income tax benefit (expense)	58,006	(72,254)	(32,515)
Consolidated net loss	(600,226)	(361,777)	(202,845)
Less amount attributable to noncontrolling interest	(17,487)	1,527	15,395
Net loss attributable to the Company	$(582,739)	$(363,304)	$(218,240)

Net loss attributable to the Company per share of common stock — basic and diluted	$(1.25)	$(0.88)	$(0.60)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	Years Ended December 31,
	2020	2019	2018
Net loss attributable to the Company	$(582,739)	$(363,304)	$(218,240)
Other comprehensive loss:
Foreign currency translation adjustments	3,265	(4,802)	(15,334)
Reclassification adjustments	(5,817)	1,290	2,962
Other adjustments to comprehensive loss, net of tax	(15,538)	(2,948)	(1,498)
Other comprehensive loss	(18,090)	(6,460)	(13,870)
Comprehensive loss	(600,829)	(369,764)	(232,110)
Less amount attributable to noncontrolling interest	(1,875)	(1,397)	(8,040)
Comprehensive loss attributable to the Company	$(598,954)	$(368,367)	$(224,070)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2017	49,955,300	315,000,000	—	$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net income (loss)				15,395	—	—	(218,240)	—	—	(202,845)
Exercise of stock options and release of stock awards	1,604,333			—	16	56	—	—	(785)	(713)
Share-based compensation				476	—	8,041	—	—	—	8,517
Payments to noncontrolling interests				(4,509)	—	—	—	—	—	(4,509)
Dividends declared ($0.0824/share)				—	—	(29,995)	—	—	—	(29,995)
Other comprehensive loss				(8,040)	—	—	—	(5,830)	—	(13,870)
Other				—	—	57	(1,435)	1,435	—	57
Balances at December 31, 2018	51,559,633	315,000,000	—	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Adoption of ASC 842, Leases				—	—	—	14,613	—	—	14,613
Net income (loss)				1,527	—	—	(363,304)	—	—	(361,777)
Exercise of stock options and release of stock awards	187,120		1,126,328	—	12	515	—	—	(2,625)	(2,098)
Share-based compensation				37	—	15,733	—	—	—	15,770
Payments to noncontrolling interests				(6,311)	—	—	—	—	—	(6,311)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(53,783)	—	—	—	(53,783)
Issuance of common stock			100,000,000	—	1,000	332,419	—	—	—	333,419
Other comprehensive loss				(1,397)	—	—	—	(5,063)	—	(6,460)
Other				(1,404)	—	10	—	—	—	(1,394)
Balances at December 31, 2019	—	—	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses				—	—	—	(7,181)	—	—	(7,181)
Net loss				(17,487)	—	—	(582,739)	—	—	(600,226)
Exercise of stock options and release of stock awards			1,958,225	—	20	21	—	—	(464)	(423)
Share-based compensation				51	—	13,184	—	—	—	13,235
Payments to noncontrolling interests				(444)	—	—	—	—	—	(444)
Clear Media disposition				(122,204)	—	183	—	7,249	—	(114,772)
Other comprehensive loss				(1,875)	—	—	—	(16,215)	—	(18,090)
Other				—	—	10	(3)	(2)	—	5
Balances at December 31, 2020	—	—	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(600,226)	$(361,777)	$(202,845)
Reconciling items:
Non-cash operating lease expense	347,593	400,401	—
Depreciation and amortization	269,421	309,324	318,952
Impairment charges	150,400	5,300	7,772
Gain on disposal of operating and other assets, net	(65,401)	(1,873)	(3,364)
Deferred taxes	(80,336)	24,067	14,395
Foreign exchange transaction loss (gain)	(502)	2,248	33,580
Credit losses	19,390	6,223	7,387
Share-based compensation	13,235	15,770	8,517
Amortization of deferred financing charges and note discounts, net	11,842	10,300	10,730
Loss on extinguishment of debt	5,389	101,745	—
Loss on Due from iHeartCommunications	—	5,778	—
Other reconciling items, net	(3,134)	(5,178)	(2,460)
Changes in operating assets and liabilities, net of effects of disposition:
Decrease (increase) in accounts receivable	109,014	(12,555)	(74,598)
Decrease (increase) in prepaid expenses	8,377	(23,521)	4,498
Increase in other current assets	(6,283)	(13,019)	(2,421)
Decrease (increase) in other operating assets	2,022	14,008	(14,018)
Increase (decrease) in accounts payable	9,967	(13,519)	29,247
Increase (decrease) in accrued expenses	(7,021)	26,060	25,394
Decrease in operating lease liabilities	(334,017)	(407,496)	—
Increase in deferred revenue	4,956	2,956	41,347
Increase in accrued interest	28,236	88,551	1,385
Increase (decrease) in other operating liabilities	(20,730)	40,733	(16,223)
Net cash provided by (used for) operating activities	(137,808)	214,526	187,275
Cash flows from investing activities:
Proceeds from disposal of assets, net	218,874	10,709	9,770
Purchases of property, plant and equipment	(120,370)	(221,152)	(211,079)
Purchase of concession rights	(3,792)	(11,312)	—
Other investing activities, net	(191)	1,713	(2,283)
Net cash provided by (used for) investing activities	94,521	(220,042)	(203,592)
Cash flows from financing activities:
Draws on credit facilities	150,000	—	—
Payments on credit facilities	(20,000)	—	—
Proceeds from long-term debt	375,000	5,475,000	—
Payments on long-term debt	(74,971)	(5,716,036)	(632)
Debt issuance costs	(10,476)	(64,816)	(1,610)
Proceeds from issuance of mandatorily-redeemable preferred stock	—	43,798	—
Net transfers from iHeartCommunications	—	43,399	78,823
Proceeds from settlement of Due from iHeartCommunications	—	115,798	—
Proceeds from issuance of common stock	—	333,419	—
Payments to noncontrolling interests	(444)	(6,311)	(4,505)
Dividends paid	(405)	(740)	(30,678)
Other financing activities, net	(425)	(3,502)	(712)
Net cash provided by financing activities	418,279	220,009	40,686
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,994	(287)	(9,810)
Net increase in cash, cash equivalents and restricted cash	377,986	214,206	14,559
Cash, cash equivalents and restricted cash at beginning of year	417,075	202,869	188,310
Cash, cash equivalents and restricted cash at end of year	$795,061	$417,075	$202,869
Supplemental Disclosures:
Cash paid for interest, including dividends on mandatorily-redeemable preferred stock	$323,804	$323,892	$375,489
Cash paid for income taxes, net of refunds	$35,234	$25,198	$29,002

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
Development of Business, Merger and Separation
Clear Channel Outdoor Holdings, Inc. (“CCOH”) became a publicly traded company on the New York Stock Exchange (“NYSE”) through an initial public offering (“IPO”) on November 11, 2005. Prior to the IPO, CCOH was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company. As of December 31, 2018, Clear Channel Holdings, Inc. (“CCH”), a subsidiary of iHeartCommunications, held all of the shares of CCOH’s Class B common stock outstanding and 10.7 million shares of CCOH's Class A common stock, collectively representing 89.1% of the shares outstanding and nearly 100% of the voting power. CCOH's relationship with iHeartCommunications was governed by several agreements (the “Intercompany Agreements”).
On March 14, 2018, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, and certain of its subsidiaries including iHeartCommunications and CCH (collectively, the “Debtors”) filed voluntary petitions for relief (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). CCOH and its direct and indirect subsidiaries did not file petitions for relief under the Bankruptcy Code and were not Debtors in the iHeart Chapter 11 Cases. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019.
iHeartMedia emerged from bankruptcy on May 1, 2019 (the “Effective Date”), and, pursuant to the iHeartMedia Plan of Reorganization, CCH, CCOH and its subsidiaries (collectively, the “Outdoor Group”) were separated from, and ceased to be controlled by, iHeartMedia and iHeartCommunications (collectively, with its subsidiaries, the “iHeart Group”) through a series of transactions (the “Separation”). Additionally, pursuant to the Settlement and Separation Agreement (the “Separation Agreement”) entered into with iHeartMedia and iHeartCommunications, the Intercompany Agreements with iHeartCommunications were terminated.
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
Refer to Note 12 for additional details regarding the Separation and Merger.
Nature of Business
The Company sells advertising on billboards, street furniture displays, transit displays and other advertising displays that it owns or operates within its two reportable business segments: Americas, which consists of operations primarily in the United States (“U.S.”), and Europe, which consists of operations in Europe and Singapore. The Company’s remaining operating segments, China (before its sale on April 28, 2020) and Latin America, do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” References to “International business” or “International businesses” herein refer to the Company’s operations in its Europe segment and in its Latin America and China operating segments.
Effective January 1, 2020, the Company changed its presentation of segment information to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). Accordingly, the Company has restated the segment disclosures for prior periods to conform to the 2020 presentation. Refer to Note 3 to the Company’s Consolidated Financial Statements for additional details.
Recent Developments
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. The duration and severity of the effects of the pandemic remain unknown. In response, the Company has taken and continues to take actions, including cost reduction initiatives such as contract renegotiations, application for governmental aid and reductions in headcount to strengthen its financial position and support the continuity of its platform and operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The Company continues to complete contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. During the year ended December 31, 2020, the Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $77.7 million. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
•During the year ended December 31, 2020, the Company received European governmental support and wage subsidies in response to COVID-19 of $15.6 million, which have been recorded as reductions in compensation and rent costs.
•During the third quarter of 2020, the Company committed to restructuring plans to reduce headcount in Europe and Latin America and to reduce headcount in its Americas segment. Refer to Note 4 to the Company’s Consolidated Financial Statements for further detail on costs incurred pursuant to these restructuring plans.
Disposition
On April 28, 2020, the Company tendered its 50.91% stake in Clear Media Limited (“Clear Media”), a former indirect, non-wholly owned subsidiary of the Company based in China, pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited (“Ever Harmonic”), and on May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media. The Company recognized a gain on the sale of Clear Media of $75.2 million, which is recorded within “Other operating income, net” on the Company’s Consolidated Statements of Loss for the year ended December 31, 2020.
Preparation of Financial Statements
The Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; defined-benefit plan obligations; the allowance for doubtful accounts; assessment of our lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company’s assessment of conditions and events, considered in the aggregate, indicates that the Company will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be a high level of uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as it is an evolving situation. The estimates and assumptions used in these financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.
Format of Presentation
Prior to Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the businesses of the Outdoor Group (the “Outdoor Business”). The carve-out financial statements excluded the portion of the radio businesses previously owned by CCH, which had historically been reported as part of iHeartMedia’s iHM segment prior to the Separation, and amounts attributable to CCH, which was a holding company prior to the Separation with no independent assets or operations. Upon the Separation and the transactions related thereto (the “Transactions”), the Company’s only assets, liabilities and operations were those of the Outdoor Business.
In addition, the historical financial statements of the Company prior to Separation gave effect to allocations of expenses from iHeartMedia to the Company. These allocations, which ceased at the time of Separation, were made on a specifically identifiable basis or by using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.
Certain prior period amounts have been reclassified to conform to the 2020 presentation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as entities for which the Company has a controlling financial interest or is the primary beneficiary. The Company reports noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. All significant intercompany accounts have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Adoption of ASU 2016-13
As of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s accounts receivable. Under the ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company adopted the ASU on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020, resulting in a decrease to equity of $7.2 million, including $5.4 million related to Clear Media. The Company performed its expected credit loss calculation separately by segment based on historical accounts receivable write-offs, including consideration of economic conditions such as COVID-19.
Accounts Receivable Policies
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, the Company applies historical write-off rates, net of recoveries, to outstanding accounts receivable balances by aging bucket to determine the expected credit loss. Credit loss expense related to accounts receivable was $19.4 million, $6.2 million and $7.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. The increase in credit losses in 2020 is primarily due to COVID-19. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Restricted Cash
Restricted cash is recorded in “Other current assets” and in “Other assets” in the Company’s Consolidated Balance Sheets. The following table reconciles cash and cash equivalents and restricted cash as reported in the Consolidated Balance Sheets to the total amounts of “Cash, cash equivalents and restricted cash” reported in the Consolidated Statements of Cash Flows:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$785,308	$398,858
Restricted cash included in:
Other current assets	1,433	4,116
Other assets	8,320	14,101
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$795,061	$417,075
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
The Company tests for possible impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value. The Company did not recognize any impairments on property, plant and equipment during the years ended December 31, 2020, 2019 or 2018, respectively.
Assets and businesses are classified as held for sale if their carrying amount will be recovered or settled principally through a sale transaction rather than through continuing use. The asset or business must be available for immediate sale and the sale must be highly probable within one year.
Refer to Note 10 to the Company’s Consolidated Financial Statements for additional disclosures about the Company's property, plant and equipment.
Indefinite-lived Permits
The Company’s indefinite-lived permits relate to billboard permits in its Americas segment. These permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases in which the Company’s permits are located on leased land, if the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the Company’s International business are subject to long-term, finite contracts unlike the Company’s permits in the U.S. Accordingly, there are no indefinite-lived intangible assets in the Company’s International business.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As prescribed in Accounting Standards Codification (“ASC”) 805-20-S99, the fair value of the indefinite-lived assets is determined using the direct valuation method, which attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and other identified intangible assets and goodwill). Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. In its application of the direct valuation method, the Company forecasts revenue, expenses and cash flows over a ten-year period for each of its markets and also calculates a “normalized” residual year, which represents the perpetual cash flows of each market. The residual year cash flow is capitalized to arrive at the terminal value of the permits in each market.
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
Refer to Note 10 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s indefinite-lived permits.
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
Refer to Note 10 to the Company’s Consolidated Financial Statements for additional disclosures about the Company's other intangible assets.
Goodwill
The Company performs its annual impairment test on July 1 of each year. In accordance with ASC Topic 350, the carrying amount of each reporting unit, including goodwill, is compared to the fair value of the reporting unit, and any excess, limited to the total amount of goodwill allocated to the reporting unit, is recorded as a goodwill impairment charge. The Company identifies its reporting units in accordance with ASC 350-20-55. Each of the Company’s advertising markets are components. For purposes of the goodwill test, the U.S. advertising markets within the Company’s Americas segment are aggregated into a single reporting unit, Americas; the countries within the Company’s Europe segment are aggregated into a single reporting unit, Europe; and the countries within our Latin America operating segment are aggregated into a single reporting unit, Latin America. Prior to the sale of Clear Media, the Company also had a China reporting unit.
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
Refer to Note 10 to the Company’s Consolidated Financial Statements for additional disclosures about the Company's goodwill.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Adoption of ASC Topic 842 – Impact on Lessee Accounting
The Company adopted ASU 2016-02, Leases, which created ASC Topic 842, and all subsequent ASUs relating to this Topic (collectively, “ASC Topic 842”) as of January 1, 2019. This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP (ASC Topic 840), results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use (“ROU”) asset and lease liability by lessees for those leases classified as operating leases. Adoption of this new standard had a material impact on the Company’s Consolidated Balance Sheets, but it did not have a material impact on the Company's other consolidated financial statements.
The Company applied the transition provisions of this standard at January 1, 2019 following the optional transition method provided by ASU 2018-11; consequently, the consolidated financial statements and notes to the consolidated financial statements for periods before the date of adoption continue to be presented in accordance with ASC Topic 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption.
Upon adoption of ASC Topic 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within “Operating lease right-of-use assets” on the Company’s Consolidated Balance Sheets. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $14.6 million.
Lease Accounting Policies
Arrangements involving the use of property, plant and equipment are evaluated at inception to determine whether they contain a lease under ASC Topic 842. The majority of the Company’s transit contracts do not meet the definition of a lease under ASC Topic 842 due to substantive substitution rights within those contracts; however, contracts that were historically determined to be leases under ASC Topic 840, including certain international transit contracts, are included in the Company’s Consolidated Balance Sheet as of January 1, 2019, as previously described.
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
Operating leases are reflected on the Company’s Consolidated Balance Sheets as “Operating lease right-of-use assets,” and the related short-term and long-term liabilities are included within “Current operating lease liabilities” and “Non-current operating lease liabilities,” respectively. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of lease payments over the lease term, and lease expense is recognized on a straight-line basis over the lease term. The Company’s finance leases are included within “Property, plant and equipment” on the Consolidated Balance Sheets and the related short-term and long-term liabilities are included within “Current portion of long-term debt” and “Long-term debt,” respectively. Expenditures for maintenance are charged to operations as incurred.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company’s operating lease agreements include rental payments that are based on a percentage of revenue, and others include rental payments that are adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease based on their relative standalone selling prices. The Company is commonly assessed VAT on its international contracts, which is treated as a non-lease component.
Many of the Company’s operating lease contracts permit the Company to continue operating the leased assets after the rights and obligations of the lease agreements have expired. Such contracts are not considered to be leases after they expire, and future expected payments are not included in operating lease liabilities or ROU assets. Additionally, many of the Company's leases entered into in connection with advertising structures provide options to extend the terms of the agreements. Renewal periods are generally excluded from minimum lease payments when calculating the lease liabilities as the Company does not consider exercise of such options to be reasonably certain for most leases. Therefore, unless exercise of a renewal option is considered reasonably assured, the optional terms and payments are not included within the lease liability. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
The implicit rate within the Company’s lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate (“IBR”) to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC Topic 842, is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment.
Refer to Note 9 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s operating leases.
Nonconsolidated Affiliates
In general, investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. The Company does not recognize gains or losses upon the issuance of securities by any of its equity-method investees. The Company reviews the value of equity-method investments and records impairment charges in the Consolidated Statements of Loss as a component of “Other expense, net” for any decline in value that is determined to be other-than-temporary.
Other Investments
The Company measures equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognizes any changes in fair value through earnings.
Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company recognized impairments and other adjustments on these investments of $0.3 million, $1.3 million and $0.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, which were recorded in “Other expense, net” on the Company’s Consolidated Statements of Loss.
Asset Retirement Obligations
ASC Subtopic 410-20 requires the Company to estimate its obligation to dismantle and remove its advertising structures from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract. The Company’s asset retirement obligation is reported in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets.
The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. Due to the high rate of lease renewals over a long period of time, the calculation assumes that the related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.
When the liability is recorded, the cost is capitalized as part of the related advertising structure’s carrying value. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is depreciated over the expected useful life of the related asset.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 11 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s asset retirement obligations.
Revenue Recognition
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Revenue contracts in our Americas segment are generally cancelable after a specified notice period, and revenue contracts in our International business are generally non-cancelable or require the customer to pay a fee to terminate the contract.
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
Under ASC Topic 842, the Company elected a practical expedient to not separate non-lease components from associated lease components if certain criteria are met. As such, each right to control the use of an advertising display that meets the lease criteria is combined with the related installation and maintenance services provided under the contract into a single lease component. Production services, which do not meet the criteria to be combined, and each advertising display that does not meet the lease criteria (along with any related installation and maintenance services) are non-lease components. Consideration in out-of-home advertising contracts is allocated between lease and non-lease components in proportion to their relative standalone selling prices, which are generally approximated by the contractual prices for each promised service.
In accordance with the Company’s election of transition practical expedients under ASC Topic 842, revenue contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of ASC Topic 840, and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of the Company’s new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trade and barter transactions represent the exchange of display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized. Trade and barter revenues and expenses are included on the Company’s Consolidated Statements of Loss within “Revenue” and “Operating expenses,” respectively. Trade and barter revenues and expenses were as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Trade and barter revenues	$7,851	$14,967	$15,921
Trade and barter expenses	7,409	9,416	10,695
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
The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms. Americas contracts are generally billed monthly in advance, and contracts related to our International businesses include a combination of advance billings and billings upon completion of service.
Refer to Note 5 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s revenue.
Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Loss and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $15.7 million, $18.9 million and $19.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Share-Based Compensation
Under the fair value recognition provisions of ASC Subtopic 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the requisite service period. For awards that vest based on performance conditions, this cost is recognized over the requisite service period if it is probable that the performance conditions will be satisfied. For awards that vest based on market conditions, this cost is recognized over the requisite service period regardless of whether the market condition is met. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. Refer to Note 13 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s share-based compensation cost.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which resulted in tax basis amounts greater than the financial reporting basis at December 31, 2020. It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., the Company could presently repatriate available funds with minimal U.S. tax consequences, as calculated for tax law purposes. The Company regularly reviews its tax liabilities on amounts that may be distributed in future periods and provides for foreign withholding and other current and deferred taxes on any such amounts, where applicable.
Prior to the Separation, the operations of the Company were included in a consolidated U.S. federal income tax return filed by iHeartMedia. However, for financial reporting purposes, the Company’s provision for income taxes was computed as if the Company filed separate consolidated U.S. federal income tax returns with its subsidiaries.
Refer to Note 8 to the Company’s Consolidated Financial Statements for additional disclosures about the Company’s income taxes.
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
Financial Instruments
The Company recognizes accounts receivable, accounts payable and debt in its Consolidated Balance Sheets at their carrying amounts. Due to their short maturities, the carrying amounts of accounts receivable and accounts payable approximate their fair values. Refer to Note 6 to the Company’s Consolidated Financial Statements for the Company’s fair value measurement of debt.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of Stockholders’ Deficit on the Company’s Consolidated Balance Sheets, within “Accumulated other comprehensive loss.” Foreign currency transaction gains and losses are recorded on the Company’s Consolidated Statements of Loss, within “Other expense, net.”
New Accounting Pronouncements Recently Adopted
As previously described in the “Accounts Receivable,” “Leased Assets” and “Revenue Recognition” sections of this Note to the Consolidated Financial Statements, the Company adopted ASU 2016-13 as of January 1, 2020 and ASC Topic 842 as of January 1, 2019.
Additionally, the Company early adopted the guidance under ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, as of January 1, 2019 on a prospective basis. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets. The implementation of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also early adopted the guidance under ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, as of January 1, 2020 on a retrospective basis. This update was designed to improve the effectiveness of disclosures related to defined benefit plans and did not have an impact on the Company’s consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain existing exceptions to the general principles in Topic 740. The Company adopted this guidance on January 1, 2021 on a prospective basis; however, it is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden in accounting for reference rate reform initiatives. The update provides optional expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform if certain criteria are met and may be applied through December 31, 2022. The Company is currently assessing whether it will use these optional expedients and exceptions but does not currently expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements or disclosures.
NOTE 3 – SEGMENT DATA
The Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company’s CODM. Effective January 1, 2020, the Company has two reportable segments – Americas and Europe. The Company's remaining operating segments, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as “Other.” Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
Additionally, beginning in 2020, Segment Adjusted EBITDA is the profitability metric reported to the Company’s CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s reportable segment results for the years ended December 31, 2020, 2019 and 2018. The Company has restated the segment information for prior periods to conform to the 2020 presentation.

(In thousands)	Years Ended December 31,
	2020	2019	2018
Revenue
Americas	$976,972	$1,273,018	$1,189,348
Europe	804,395	1,111,770	1,173,616
Other(1)	73,241	299,022	358,741
Total	$1,854,608	$2,683,810	$2,721,705

Capital Expenditures
Americas	$56,312	$82,707	$76,867
Europe	43,342	80,535	63,967
Other(1)	11,802	55,447	65,995
Corporate	12,706	13,775	4,250
Total	$124,162	$232,464	$211,079

Segment Adjusted EBITDA
Americas	$319,872	$510,135	$467,381
Europe	(54,093)	142,590	150,620
Other(1)	(35,505)	73,296	125,655
Total	$230,274	$726,021	$743,656

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$230,274	$726,021	$743,656
Less reconciling items:
Corporate expenses(2)	137,297	144,341	152,090
Depreciation and amortization	269,421	309,324	318,952
Impairment charges	150,400	5,300	7,772
Restructuring and other costs(3)	19,184	15,316	15,537
Other operating income, net	(53,614)	(1,162)	(2,498)
Interest expense, net	360,259	419,518	387,740
Other charges(4)	5,559	122,907	34,393
Consolidated net loss before income taxes	$(658,232)	$(289,523)	$(170,330)
(1)Other includes the Company's operations in Latin America and, for periods prior to the disposition of the Company's stake in Clear Media on April 28, 2020, China. Refer to Note 1 for additional details related to this disposition.
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
(4)Other charges includes Loss on extinguishment of debt, Loss on Due from iHeartCommunications, and Other expense, net.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – COST-SAVINGS INITIATIVES
The Company engages in various cost-savings initiatives in order to realize its long-term cost-savings goals. The Company recognizes a liability for restructuring and other related costs at fair value in the period in which it incurs a present obligation. In the case of one-time employment termination benefits, the Company recognizes a liability when the plan of termination meets certain criteria, as defined by GAAP, and has been communicated to employees.
During the third quarter of 2020, the Company committed to a restructuring plan to reduce headcount in Europe and Latin America, primarily in response to the impact of COVID-19, and commenced consultations with works councils, employee representatives, unions and other relevant organizations regarding the intended reduction in force and related cost reduction and restructuring actions. The Company is making relevant announcements to employees on a country by country basis and expects to continue making such announcements during 2021, with the plan expected to be substantially complete by the first half of 2022. The Latin America portion of the plan was substantially completed in the third quarter of 2020.
In addition, during the third quarter of 2020, the Company committed to a separate plan to reduce headcount in its Americas segment primarily in response to the impact of COVID-19, which was completed in the fourth quarter of 2020.
Substantially all charges related to these plans were or are expected to be severance benefits and related costs.
The following table presents changes in the liability balances related to these restructuring plans during the year ended December 31, 2020:

(In thousands)	Americas	Europe	Other	Corporate	Total
Balance as of December 31, 2019	$—	$—	$—	$—	$—
Costs incurred and charged to Direct operating expenses(1)	1,638	2,382	115	—	4,135
Costs incurred and charged to Selling, general and administrative expenses(1)	1,570	5,977	380	—	7,927
Costs incurred and charged to Corporate expenses(1)	—	—	—	2,529	2,529
Costs paid or otherwise settled	(675)	(5,904)	(495)	(1,711)	(8,785)
Balance as of December 31, 2020	$2,533	$2,455	$—	$818	$5,806

(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
In addition, during the year ended December 31, 2020, the Company incurred restructuring costs associated with various other cost-savings initiatives outside of the aforementioned restructuring plans, recognizing $0.3 million, $0.5 million and $1.6 million in Europe, Other, and Corporate, respectively, primarily related to one-time termination benefits. These other cost-savings initiatives have been substantially completed and paid as of December 31, 2020.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – REVENUE
Disaggregation of Revenue
The Company’s advertising structures, which may be owned or leased, are used to generate revenue, and such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described in Note 2 to the Company's Consolidated Financial Statements.
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Year Ended December 31, 2020
Americas(1)	$488,682	$488,290	$976,972
Europe(2)	708,465	95,930	804,395
Other(3)	63,565	9,676	73,241
Total	$1,260,712	$593,896	$1,854,608

Year Ended December 31, 2019
Americas(1)	$687,558	$585,460	$1,273,018
Europe(2)	968,582	143,188	1,111,770
Other(3)	275,003	24,019	299,022
Total	$1,931,143	$752,667	$2,683,810

Year Ended December 31, 2018(4)
Americas(1)	$465,307	$724,041	$1,189,348
Europe(2)	866,899	306,717	1,173,616
Other(3)	54,709	304,032	358,741
Total	$1,386,915	$1,334,790	$2,721,705
(1)Americas revenue is primarily generated in the U.S., but also includes revenue derived from airport displays in the Caribbean.
(2)Europe revenue consists of revenue generated in Europe and Singapore. Europe total revenue for each of the years ended December 31, 2020, 2019 and 2018 includes revenue from France of $215 million, $284 million and $285 million, respectively.
(3)Other includes the Company’s businesses in Latin America and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China. Other total revenue for each of the years ended December 31, 2019 and 2018 includes revenue from China of $209 million and $273 million, respectively.
(4)As described in Note 2 to the Company’s Consolidated Financial Statements, under ASC Topic 842, adopted as of January 1, 2019, fewer of the Company’s revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Years Ended December 31,
(In thousands)	2020(1)	2019(2)	2018(3)
Accounts receivable, net of allowance, from contracts with customers
Beginning balance	$581,555	$367,918	$346,323
Ending balance	$349,799	$581,555	$367,918

Deferred revenue from contracts with customers
Beginning balance	$52,589	$39,916	$28,804
Ending balance	$37,712	$52,589	$39,916
(1)The decreases in the accounts receivable and deferred revenue balances from contracts with customers in 2020 were driven by the sale of Clear Media and lower sales and billings related to COVID-19.
(2)The primary driver for the increase in both the accounts receivable and deferred revenue balances from contracts with customers in 2019 was related to the implementation of ASC Topic 842 as of January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of the Company’s new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers.
(3)The primary driver of the increase in the deferred revenue balance from contracts with customers in 2018 was the timing of the Company’s billing cycle.
During the years ended December 31, 2020, 2019 and 2018, respectively, the Company recognized $48.0 million, $36.8 million and $26.4 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of that year.
The Company’s contracts with customers generally have terms of one year or less; however, as of December 31, 2020, the Company expects to recognize $106.3 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Revenue from Leases
As of December 31, 2020, future lease payments to be received by the Company are as follows:

(In thousands)
2021	$317,790
2022	28,138
2023	6,309
2024	3,036
2025	1,995
Thereafter	2,081
Total	$359,349
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding at December 31, 2020 and 2019 consisted of the following:

(In thousands)	December 31,	December 31,
	2020	2019
Term Loan Facility(1)	$1,975,000	$1,995,000
Revolving Credit Facility(2)	130,000	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025(3)	375,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(4)	1,901,525	1,901,525
Other debt(5)	6,763	4,161
Original issue discount	(8,296)	(9,561)
Long-term debt fees	(57,706)	(57,107)
Total debt	5,572,286	5,084,018
Less: Current portion	21,396	20,294
Total long-term debt	$5,550,890	$5,063,724
(1)During 2020, the Company paid $20.0 million of the outstanding principal on the term loan facility (the “Term Loan Facility”) in accordance with the terms of the senior secured credit agreement (“Senior Secured Credit Agreement”) governing the senior secured credit facilities (the “Senior Secured Credit Facilities,” which consist of the Term Loan Facility and the revolving credit facility (the “Revolving Credit Facility”)). The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026.
(2)On March 24, 2020, the Company borrowed $150.0 million under its Revolving Credit Facility, which matures on August 23, 2024. The Company repaid $20.0 million of this outstanding balance on October 26, 2020.
(3)On August 4, 2020, Clear Channel International B.V. (“CCIBV”), an indirect wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6.625% Senior Notes due 2025 ( the “CCIBV Senior Secured Notes”). A portion of the proceeds from the CCIBV Senior Secured Notes was used to repay the $53.0 million CCIBV promissory note in full, which was issued by CCIBV on May 15, 2020 in exchange for the Company's Series A Perpetual Preferred Stock (the “preferred stock”). Refer to Note 15 of the Company’s Consolidated Financial Statements for additional details on the preferred stock.
(4)On February 28, 2020, the Company and the guarantors under the Indenture (the “CCWH Senior Notes Indenture”) governing the 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”) filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.
(5)Other debt includes various borrowings and finance leases utilized for general operating purposes.
As a result of the repayment of the CCIBV promissory note described in footnote (3) to the above table, the Company recognized a loss on debt extinguishment of $5.4 million during 2020. During 2019, the Company recognized losses on extinguishment of debt of $101.7 million related to debt refinancing activity and partial redemption of the CCWH Senior Notes.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.6 billion and $5.4 billion at December 31, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Senior Secured Credit Facilities
On August 23, 2019, the Company and the guarantors thereof entered into a credit agreement (the “Senior Secured Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners party thereto. The Senior Secured Credit Agreement governs the Company’s Term Loan Facility and Revolving Credit Facility.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2020, the Company entered into an amendment to the Senior Secured Credit Agreement (the “Amendment”), thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In addition, for all reporting periods through September 30, 2021, the Company is required to maintain minimum cash on hand and availability under the Receivables-Based Credit Facility and Revolving Credit Facility of $150 million.
Size and Availability
The Senior Secured Credit Agreement provides for the Term Loan Facility in an aggregate principal amount of $2,000.0 million and the Revolving Credit Facility in an aggregate principal amount of $175.0 million.
The Company is the borrower under the Senior Secured Credit Facilities. The Revolving Credit Facility includes sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Senior Secured Credit Agreement provides that the Company may request at any time, subject to customary and other conditions, incremental term loans or incremental revolving credit commitments. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.
Interest Rate and Fees
Borrowings under the Senior Secured Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the Federal Funds Rate plus 0.50%, (2) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate” and (3) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (b) a Eurocurrency rate that is equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period.
Amortization and Maturity
The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. The Revolving Credit Facility matures on August 23, 2024.
Prepayments
The Senior Secured Credit Facilities contain customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time after the six-month anniversary of the closing of the Senior Secured Credit Facilities without premium or penalty, other than customary breakage costs with respect to LIBOR loans.
Guarantees and Security
The Senior Secured Credit Facilities are guaranteed by certain existing and wholly-owned domestic subsidiaries of the Company. All obligations under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by a perfected first priority security interest in all of the Company’s and the guarantors’ assets securing the Senior Secured Credit Facilities on a pari passu basis with the liens on such assets (other than the assets securing the Company’s Receivables-Based Credit Facility) (such assets, other than accounts receivable and certain other assets, the “CCOH Senior Secured Notes Priority Collateral”) and a perfected second priority security interest in all of the Company’s and the guarantors’ assets securing the Receivables-Based Credit Facility on a first-priority basis (the “ABL Priority Collateral” and, together with the CCOH Senior Secured Notes Priority Collateral, the “CCOH Senior Secured Notes Collateral”).
Certain Covenants
The Senior Secured Credit Agreement contains a springing financial covenant which is applicable solely to the Revolving Credit Facility. The springing financial covenant requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a stepdown to 7.10 to 1.00. This springing financial covenant is suspended through June 30, 2021 pursuant to the Amendment. The financial covenant is tested on the last day of any fiscal quarter only under certain conditions set forth in the Senior Secured Credit Agreement.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Senior Secured Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and amend or waive organizational documents.
As of December 31, 2020, the Company was in compliance with all covenants contained in the Senior Secured Credit Agreement, as amended.
Receivables-Based Credit Facility
On August 23, 2019, concurrently with the entry into the Senior Secured Credit Agreement, the Company entered into a receivables-based credit agreement (the “Receivables-Based Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, the other lenders and L/C issuers party thereto, the joint lead arrangers and bookrunners party thereto and the co-documentation agents party thereto. The Receivables-Based Credit Agreement governs the Company’s Receivables-Based Credit Facility.
The Company and certain of its subsidiaries are borrowers under the Receivables-Based Credit Facility. The Receivables-Based Credit Facility includes sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Receivables-Based Credit Agreement provides that the Company has the right at any time, subject to customary conditions, to request incremental commitments on terms set forth in the Receivables-Based Credit Agreement.
Size and Availability
The Receivables-Based Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of the borrower and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. The aggregate revolving credit commitments are $125.0 million.
Interest Rate and Fees
Borrowings under the Receivables-Based Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00% and (d) 0.00%, or (2) a Eurocurrency rate equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period.
In addition to paying interest on outstanding principal under the Receivables-Based Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Receivables-Based Credit Agreement in respect of the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit fee for each issued letter of credit.
Maturity
Borrowings under the Receivables-Based Credit Agreement mature, and lending commitments thereunder terminate, on August 23, 2024.
Prepayments
If at any time, the outstanding amount under the Receivables-Based Credit Agreement exceeds the lesser of (i) the aggregate amount committed by the revolving credit lenders and (ii) the borrowing base, the Company will be required to prepay first, any protective advances, and second, any outstanding revolving loans and swing line loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.
Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the Receivables-Based Credit Agreement at any time without premium or penalty. Any voluntary prepayments made will not reduce commitments under the Receivables-Based Credit Agreement.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees and Security
The Receivables-Based Credit Facility is guaranteed by certain subsidiaries of the Company that guarantee the Senior Secured Credit Agreement. All obligations under the Receivables-Based Credit Agreement and the guarantees of those obligations are secured by a perfected first priority security interest in the ABL Priority Collateral and a perfected second priority security interest in the CCOH Senior Secured Notes Priority Collateral.
Certain Covenants
The Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended December 31, 2020 because a Covenant Trigger Period was not in effect.
The Receivables-Based Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and amend or waive organizational documents.
As of December 31, 2020, the Company was in compliance with all covenants contained in the Receivables-Based Credit Agreement.
CCOH 5.125% Senior Secured Notes Due 2027
On August 23, 2019, concurrently with the entry into the Senior Secured Credit Agreement and Receivables-Based Credit Facility, the Company completed the sale of $1,250.0 million in aggregate principal amount of CCOH Senior Secured Notes (the “CCOH Senior Secured Notes”). The CCOH Senior Secured Notes were issued pursuant to an indenture, dated as of August 23, 2019 (the “CCOH Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee and as collateral agent. The CCOH Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.125% per annum. Interest on the CCOH Senior Secured Notes is payable to the holders thereof semi-annually on February 15 and August 15 of each year.
Guarantees and Security
The CCOH Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Term Loan Facility and the Revolving Credit Facility.
The CCOH Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in the CCOH Senior Secured Notes Priority Collateral and on a second-priority basis by security interests in the ABL Priority Collateral, in each case, other than any excluded assets and subject to intercreditor agreements.
The CCOH Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness, including the Senior Secured Credit Facilities, the Receivables-Based Credit Facility and the CCWH Senior Notes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redemptions
The Company may redeem all or a portion of the CCOH Senior Secured Notes beginning on August 15, 2022 at the redemption prices set forth in the CCOH Senior Secured Notes Indenture. Prior to August 15, 2022, the Company may redeem all or a portion of the CCOH Senior Secured Notes at a redemption price equal to 100% of the principal amount of the CCOH Senior Secured Notes plus the “make-whole” premium described in the CCOH Senior Secured Notes Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH Senior Secured Notes at any time prior to August 15, 2022 using the net proceeds from certain equity offerings at 105.125% of the principal amount of the CCOH Senior Secured Notes. During any twelve month period prior to August 15, 2022, subject to certain exceptions and conditions, the Company may also redeem up to 10% of the then outstanding aggregate principal amount of CCOH Senior Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the CCOH Senior Secured Notes being redeemed, provided that at the time of any such redemption, there are no outstanding borrowings under the Senior Secured Credit Facilities (including any amounts drawn under any revolving credit facility or other borrowings outstanding in respect of any term loans), and no such redemption can be made with the proceeds of any indebtedness that refinances existing indebtedness.
Certain Covenants
The CCOH Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2020, the Company was in compliance with all covenants contained in the CCOH Senior Secured Notes Indenture.
CCIBV 6.625% Senior Secured Notes Due 2025
On August 4, 2020, CCIBV issued $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”). The CCIBV Senior Secured Notes were issued under an indenture, dated as of August 4, 2020 (the “CCIBV Senior Secured Notes Indenture”), among CCIBV, the CCIBV Guarantors (as defined below), U.S. Bank National Association as trustee, paying agent, registrar, authentication agent and transfer agent, and U.S. Bank Trustees Limited as security agent. The CCIBV Senior Secured Notes mature on August 1, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021.
Guarantees and Ranking
The CCIBV Senior Secured Notes are guaranteed by certain of CCIBV's existing and future subsidiaries (collectively, the “CCIBV Guarantors”). The Company does not guarantee the CCIBV Senior Secured Notes.
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
CCWH 9.25% Senior Notes Due 2024
On February 12, 2019, CCWH completed the sale of $2,235.0 million in aggregate principal amount of CCWH Senior Notes the “CCWH Senior Notes”). The CCWH Senior Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “CCWH Senior Notes Indenture”), among CCWH, the Company, CCO and the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent. The CCWH Senior Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Prior to the Separation, interest was payable weekly in arrears; however, following the Separation, interest is payable to the holders of the CCWH Senior Notes semi-annually on February 15 and August 15 of each year.
Guarantees and Ranking
The CCWH Senior Notes are senior obligations of CCWH, the Company and the other guarantors thereto in accordance with the terms of the indenture governing the CCWH Senior Notes and rank pari passu in right of payment with the CCOH Senior Secured Notes, the Term Loan Facility and Revolving Credit Facility (together, the “Senior Secured Credit Facilities”) and the Receivables-Based Credit Facility. Certain subsidiaries of the Company which are acting as guarantors for the CCOH Senior Secured Notes, the Senior Secured Credit Facilities and the Receivables-Based Credit Facility are also guarantors of the CCWH Senior Notes.
Redemptions
CCWH may redeem the CCWH Senior Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the CCWH Senior Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the CCWH Senior Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the CCWH Senior Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the CCWH Senior Notes. CCWH is permitted to use these two redemption options concurrently but is not permitted to redeem, in the aggregate, more than 40% of the principal amount of the CCWH Senior Notes pursuant to these options.
Certain Covenants
The CCWH Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2020, the Company was in compliance with all covenants contained in the CCWH Senior Notes Indenture.
7.750% Senior Notes Due 2028
On February 17, 2021, the Company issued $1.0 billion in aggregate principal amount of 7.750% Senior Notes Due 2028. The Company intends to use the proceeds, together with cash on hand, to redeem $940.0 million aggregate principal amount of the CCWH Senior Notes and to pay related transaction fees and expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2020 are as follows:

(in thousands)
2021	$21,396
2022	21,114
2023	21,152
2024	2,051,984
2025	395,376
Thereafter	3,127,266
Total(1)	$5,638,288
(1)Excludes original issue discount and long-term debt fees of $8.3 million and $57.7 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations
Letters of Credit, Surety Bonds and Guarantees
As of December 31, 2020, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $1.8 million of remaining excess availability. Additionally, the Company had $62.4 million of letters of credit outstanding under its Receivables-Based Credit Facility, which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $35.3 million. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the CCWH Senior Notes Indenture. Additionally, as of December 31, 2020, the Company had $97.0 million and $29.3 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $9.2 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
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
Additionally, the Company has commitments relating to required purchases of property, plant, and equipment under certain transit and street furniture contracts, and certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.
As of December 31, 2020, the Company’s future minimum payments under non-lease non-cancelable contracts in excess of one year and capital expenditure commitments consisted of the following:

(In thousands)	Non-Lease	Capital
	Non-Cancelable	Expenditure
	Contracts	Commitments
2021	$301,576	$41,694
2022	251,848	22,111
2023	215,669	25,596
2024	156,006	4,625
2025	112,176	4,968
Thereafter	219,188	27,227
Total	$1,256,463	$126,221

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 9 to the Consolidated Financial Statements for the Company’s future maturities of operating lease liabilities as of December 31, 2020.
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
The Company advised both the SEC and the DOJ of the investigation at Clear Media and is cooperating to provide documents, interviews and information to the agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings received a subpoena from the staff of the SEC and a Grand Jury subpoena from the United States Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic, a special-purpose vehicle wholly owned by a consortium of investors which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that requires Clear Media, if requested by the SEC and/or DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or DOJ, among other obligations.
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
In connection with this investigation, the SEC has also requested information regarding the Company’s historical oversight of its business in Italy and the misstatements and related forensic investigation. The Company is cooperating to provide documents and information responsive to the SEC inquiries and is voluntarily sharing the documents and information with the DOJ.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As anticipated in previous filings, in February 2021 the Company agreed to repay to the Italian tax authorities a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to, at current foreign exchange rates, approximately $21.7 million, including penalties and interest. As of December 31, 2020, the Company had made payments of $8.1 million and applied VAT recoverable of $1.7 million against the outstanding balance. The Company has negotiated a payment plan with the tax authorities in respect of the remaining sums due, with a payment of $3.5 million to be paid in the first quarter of 2021. The residual amount will be paid in installments over a six-year period.
Other Contingencies
In various areas in which the Company operates, out-of-home advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by Federal and state laws mandating compensation for such loss and constitutional restraints.
NOTE 8 – INCOME TAXES
Income Tax Benefit (Expense)
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Current - federal	$—	$(813)	$—
Current - foreign	(22,667)	(43,941)	(17,566)
Current - state	337	(3,433)	(554)
Total current expense	(22,330)	(48,187)	(18,120)
Deferred - federal	62,167	3,762	(5,673)
Deferred - foreign	3,936	(27,980)	(6,530)
Deferred - state	14,233	151	(2,192)
Total deferred benefit (expense)	80,336	(24,067)	(14,395)
Income tax benefit (expense)	$58,006	$(72,254)	$(32,515)
For the year ended December 31, 2020, the Company recorded current tax expense of $22.3 million as compared to $48.2 million for 2019 and $18.1 million for 2018. The current tax expense for 2020 declined due to the economic impact of COVID-19. The Company recorded $59.7 million of tax expense as a result of selling its 50.91% stake in Clear Media, of which $23.3 million is recorded as current tax expense. The current tax expense for 2019 and 2018 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the respective period.
Deferred tax benefit of $80.3 million was recorded for 2020 compared with deferred tax expense of $24.1 million for 2019 and $14.4 million for 2018. The change in deferred taxes for 2020 is primarily driven by the current period loss carryforwards and interest limitation carryforwards, which are partially offset by valuation allowance due to uncertainty regarding the Company’s ability to realize these deferred tax assets in the future. Deferred tax expense for 2019 and 2018 was primarily due to valuation allowances recorded against domestic and international deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income (previously 30% of adjusted taxable income under the Tax Cuts and Jobs Act of 2017). Additionally, the CARES Act permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of December 31, 2020, the CARES Act did not have a significant impact on the Company’s effective tax rate.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and 2019 are as follows:

(In thousands)	December 31,	December 31,
	2020	2019
Deferred tax liabilities:
Intangibles and fixed assets(1)	$402,675	$476,120
Operating lease right-of-use asset	370,080	444,692
Equity in earnings	—	2,588
Other	1,983	8,008
Total deferred tax liabilities	774,738	931,408
Deferred tax assets:
Accrued expenses	15,190	19,586
Net operating loss carryforwards(2)	237,066	180,956
Interest expense carryforwards(3)	96,563	114,148
Bad debt reserves	6,000	5,076
Operating lease liabilities	376,185	470,699
Other	38,356	17,816
Total deferred tax assets	769,360	808,281
Less: Valuation allowance(4)	350,891	292,939
Net deferred tax assets	418,469	515,342
Net deferred tax liabilities	$356,269	$416,066
(1)The deferred tax liabilities associated with intangibles and fixed assets primarily relate to the differences in the book and tax basis of acquired billboard permits and tax-deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC Subtopic 350-10, the Company does not amortize its book basis in permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax-deductible goodwill or sells its permits. As the Company continues to amortize its tax basis in its permits and tax-deductible goodwill, the deferred tax liability will increase over time.
(2)At December 31, 2020, the Company had recorded deferred tax assets for net operating loss carryforwards (tax-effected) for federal and state income tax purposes of $63.1 million. For tax years following the Separation, the Company’s federal and various state net operating losses carry forward indefinitely without expiration while the remaining state net operating loss carryforwards expire in various amounts through 2041. At December 31, 2020, the Company had recorded $174.0 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, the majority of which may be carried forward without expiration.
(3)The Tax Cuts and Jobs Act amended Section 163(j) of the Internal Revenue Code, thereby establishing rules governing a U.S. taxpayer’s ability to deduct interest expense beginning in 2018. Section 163(j), as amended, generally limits the deduction for business interest expense to 30% of adjusted taxable income and provides that any disallowed interest expense may be carried forward indefinitely. The Company made the election under Section 163(j) to be considered an operator of a “real property trade or business.” In applying the rules under Section 163(j), the Company recorded an interest expense limitation related to its non-real property assets and carryforward deferred tax asset (tax-effected) for federal and state purposes of $96.6 million as of December 31, 2020.
(4)The Company expects to realize the benefits of a portion of its deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant jurisdictions and carryforward periods. As of December 31, 2020, the Company had a valuation allowance of $116.1 million recorded against a portion of its federal and state deferred tax assets that it does not expect to realize. In addition, the Company had a valuation allowance of $234.8 million recorded against its deferred tax assets in foreign jurisdictions. Realization of these foreign deferred tax assets is dependent upon future taxable income from deferred tax liabilities that will reverse in future periods and upon the Company's ability to generate future taxable income in certain tax jurisdictions to obtain benefits. Any deferred tax liabilities associated with acquired billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangibles assets have an indefinite life.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s net foreign deferred tax assets for the periods ending December 31, 2020 and 2019 were $0.1 million and $16.8 million, respectively. Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in the related jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized. The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the appropriate character.
At December 31, 2020 and 2019, net deferred tax assets include a deferred tax asset of $9.5 million and $8.9 million, respectively, relating to stock-based compensation expense under ASC Subtopic 718-10. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in the Company’s Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for additional discussion of ASC Subtopic 718-10.
In connection with the Separation, certain deferred tax attributes of the Company were reduced as a result of cancellation of indebtedness income realized in connection with the iHeartMedia Plan of Reorganization, and, as discussed in Note 12, the Company was not reimbursed for this reduction of tax attributes under the terms of the New Tax Matters Agreement. The reorganization adjustments resulted in a reduction to deferred tax assets for all U.S. federal net operating loss carryforwards and certain state net operating loss carryforwards. These adjustments were partially offset by a reduction in valuation allowances recorded by the Company as of the Separation date. The net tax impact of the reorganization adjustments, which was approximately $53.8 million, was treated as a distribution and reflected on the Company’s December 31, 2019 balance sheet as a reduction of additional paid-in capital.
Effective Tax Rate
Loss before income taxes was as follows:

(In thousands)	Years Ended December 31,
	2020	2019	2018
U.S.	$(481,300)	$(262,201)	$(158,965)
Foreign	(176,932)	(27,322)	(11,365)
Total loss before income taxes	$(658,232)	$(289,523)	$(170,330)
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit (expense) is:

(In thousands)	Years Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$138,229	21.0%	$60,800	21.0%	$35,769	21.0%
State income taxes, net of federal tax effect	13,812	2.1%	6,937	2.4%	11,150	6.5%
Foreign income taxes	(56,865)	(8.6)%	(77,659)	(26.8)%	(26,483)	(15.5)%
Nondeductible items	(1,047)	(0.2)%	(760)	(0.3)%	(565)	(0.3)%
Changes in valuation allowance and other estimates	(39,726)	(6.0)%	(58,940)	(20.4)%	(50,927)	(29.9)%
Other, net	3,603	0.5%	$(2,632)	(0.9)%	$(1,459)	(0.9)%
Income tax benefit (expense)	$58,006	8.8%	$(72,254)	(25.0)%	$(32,515)	(19.1)%
During 2020, the Company recorded a tax benefit of $58.0 million. The 2020 income tax benefit and 8.8% effective tax rate were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded $59.7 million tax expense as a result of selling its 50.91% stake in Clear Media, with a net impact of $46.9 million after offset of the valuation allowance.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2019, the Company recorded tax expense of $72.3 million. The 2019 income tax expense and (25.0)% effective tax rate were impacted primarily by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
During 2018, the Company recorded tax expense of $32.5 million. The 2018 income tax expense and (19.1)% effective tax rate were impacted primarily by the $50.3 million of deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
Unrecognized Tax Benefits
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2020 and 2019 was $6.0 million and $4.8 million, respectively. The total amount of unrecognized tax benefits, including accrued interest and penalties, at December 31, 2020 and 2019 was $39.7 million and $42.1 million, respectively. The unrecognized tax benefits are reflected on the Company’s Consolidated Balance Sheets as follows: $23.8 million and $28.9 million is included in “Other long-term liabilities” at December 31, 2020 and 2019, respectively, and $4.0 million is included in “Accrued expenses” at December 31, 2020. In addition, $11.9 million and $13.3 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating loss carryforwards at December 31, 2020 and 2019, respectively. The total amount of unrecognized tax benefits at December 31, 2020 and 2019 that, if recognized, would impact the effective income tax rate is $23.4 million and $24.9 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2020	2019
Balance at beginning of period	$37,334	$28,346
Increases for tax position taken in the current year	1,834	3,494
Increases for tax positions taken in previous years	7,405	10,318
Decreases for tax position taken in previous years	(11,612)	(679)
Decreases due to lapse of statute of limitations	(1,218)	(4,145)
Balance at end of period	$33,743	$37,334
During 2020, the Company reversed $8.4 million in unrecognized tax benefits as a result of selling its 50.91% stake in Clear Media. In addition, during 2020 and 2019, the Company reversed $1.4 million and $5.2 million in unrecognized tax benefits, respectively, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. All federal income tax matters through 2016 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.
NOTE 9 – LEASES
Prior to the adoption of ASC Topic 842 on January 1, 2019, total rent expense charged to operations for the year ended December 31, 2018 was $1.0 billion.
The following table provides the components of ASC Topic 842 lease expense included within the Consolidated Statements of Loss for the years ended December 31, 2020 and 2019, respectively:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease expense	$455,832	$533,392
Variable lease expense	$95,156	$142,064

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2020 and 2019, respectively:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease weighted-average remaining lease term (in years)	10.0	10.2
Operating lease weighted-average discount rate	6.63%	6.87%
As of December 31, 2020, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2021	$439,804
2022	319,997
2023	256,125
2024	196,080
2025	160,036
Thereafter	1,028,929
Total lease payments	$2,400,971
Less: Effect of discounting	(715,419)
Total operating lease liability	$1,685,552
The following table provides supplemental cash flow information related to leases:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$442,256	$527,812
Lease liabilities arising from obtaining right-of-use assets(1)	$106,324	$2,318,161
(1)Includes new leases entered into in each respective year presented. The amount for the year ended December 31, 2019 also includes transition liabilities upon adoption of ASC Topic 842.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2020 and 2019, respectively.

(In thousands)	December 31, 2020	December 31, 2019
Structures	$2,378,124	$2,832,797
Furniture and other equipment	244,913	234,183
Land, buildings and improvements	149,992	149,889
Construction in progress	42,366	84,289
	2,815,395	3,301,158
Less: Accumulated depreciation	1,926,571	2,090,004
Property, plant and equipment, net	$888,824	$1,211,154

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31, 2020 and 2019, respectively:

(In thousands)	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$826,528	$—	$965,863	$—
Transit, street furniture and other outdoor contractual rights	458,316	(398,186)	535,912	(451,021)
Permanent easements	162,900	—	163,399	—
Trademarks	83,569	(14,229)	83,569	(5,898)
Other	2,072	(1,691)	5,352	(4,648)
Total intangible assets	$1,533,385	$(414,106)	$1,754,095	$(461,567)
Impairment Charges
As described in Note 2 to the Company’s Consolidated Financial Statements, the Company performs its annual impairment test for goodwill as of July 1 of each year, and more frequently as events or changes in circumstances warrant.
•During the first quarter of 2020, the Company tested its intangible assets for impairment due to the expected negative financial statement impacts from COVID-19, including a reduction in projected cash flows. This testing indicated an impairment of indefinite-lived permits resulting in a charge of $123.1 million. The primary estimates and assumptions impacting the impairment were the aforementioned reductions in projected cash flows and an increased discount rate.
•Due to continued impacts of COVID-19, the Company recognized additional impairment charges of $17.5 million during the third quarter of 2020 related to indefinite-lived permits.
The Company recognized total impairment charges on its indefinite-lived permits of $140.7 million, $5.3 million and $7.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company did not recognize any impairments on other intangible assets during any of these years.
Amortization
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $22.0 million, $21.4 million, and $20.0 million, respectively.
The following table presents the Company’s estimate of future amortization expense; however, in the event that acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2021	$20,833
2022	18,776
2023	14,386
2024	14,298
2025	14,211
Thereafter	47,347
Total	$129,851

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2018(1)	$507,819	$187,741	$10,443	$706,003
Foreign currency	—	(2,100)	255	(1,845)
Balance as of December 31, 2019	$507,819	$185,641	$10,698	$704,158
Impairment	—	—	(9,746)	(9,746)
Foreign currency	—	16,177	(952)	15,225
Balance as of December 31, 2020	$507,819	$201,818	$—	$709,637
(1)The balance at December 31, 2018 is net of cumulative impairments of $2.6 billion, $191.4 million and $80.7 million for Americas, Europe and Other, respectively.
As described in Note 2 to the Company’s Consolidated Financial Statements, the Company performs its annual impairment test for goodwill as of July 1 of each year, and more frequently as events or changes in circumstances warrant. Due to the negative financial statement impacts of COVID-19, in 2020 the Company recognized impairment charges of $9.7 million, representing the entire goodwill balance in the Company's Latin America business. The Company concluded no goodwill impairment was required in 2019 or 2018.
NOTE 11 – ASSET RETIREMENT OBLIGATIONS
The following table presents the activity related to the Company’s asset retirement obligations:

(In thousands)	Years Ended December 31,
	2020	2019
Beginning balance	$43,823	$43,981
Adjustment due to changes in estimates	1,803	88
Accretion of liability	2,269	3,179
Liabilities settled	(3,162)	(2,973)
Foreign currency	1,419	(452)
Ending balance	$46,152	$43,823
NOTE 12 – RELATED PARTY TRANSACTIONS
Merger Agreement
On March 27, 2019, as contemplated by the Separation Agreement and the iHeartMedia Plan of Reorganization, CCH and its subsidiary, CCOH, entered into an Agreement and Plan of Merger (the “Merger Agreement”). On May 1, 2019, CCOH merged with and into CCH, with CCH surviving the Merger. The Merger was effected through a series of transactions, as follows:
•Prior to the Merger, the 315,000,000 shares of CCOH's Class B Common Stock (“Old CCOH Class B Common Stock”) held by CCH were converted into shares of CCOH's Class A Common Stock (the “Old CCOH Class A Common Stock”);
•At the effective time of the Merger, each share of Old CCOH Class A Common Stock issued and outstanding (other than shares of Old CCOH Class A Common Stock held by CCH) converted into one share of common stock of the Company (the “Common Stock”);
•The 325,726,917 shares of Old CCOH Class A Common Stock held by CCH were canceled and retired, and no shares of Common Stock were exchanged for such shares; and
•All outstanding shares of CCH's common stock, all held by iHeartCommunications immediately before the Merger, were converted into 325,726,917 shares of Common Stock and transferred to certain holders of claims in iHeartMedia Chapter 11 Cases pursuant to the iHeartMedia Plan of Reorganization.

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
On May 1, 2019, (i) the iHeart Group transferred to the Outdoor Group any and all direct or indirect title and interest in the assets and associated liabilities that were primarily related to or used primarily in connection with the Outdoor Business; and (ii) the Outdoor Group transferred to the iHeart Group any and all direct or indirect title and interest in the assets and associated liabilities of the business conducted by the iHeart Group, including the radio business (the “iHeart Business”). Both items (i) and (ii) were subject to certain exceptions as set forth in the Separation Agreement.
Any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018, and upon consummation of the Separation, certain intercompany notes and intercompany accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the revolving promissory note payable by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”).
On May 1, 2019, iHeartCommunications made a net payment to the Company of approximately $107.0 million, consisting of the following:
•$149.0 million owed to the Company for recovery of the Due from iHeartCommunications Note; and
•$10.2 million intercompany balance in favor of the Company pertaining to intercompany transactions during the post-petition period through December 31, 2018; partially offset by
•$52.1 million intercompany balance in favor of iHeartCommunications for intercompany transactions from January 1, 2019 through March 31, 2019.
Additionally, iHeartCommunications paid the Company $8.8 million after Separation for intercompany liabilities incurred from April 1, 2019 through May 1, 2019.
In addition, the Company received (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses incurred on or prior to May 1, 2019 of legal counsel and financial advisors of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.
Due from/to iHeartCommunications
Prior to the Separation, the Company maintained accounts that represented the net amounts due to or from iHeartCommunications under revolving promissory notes issued by the Company to iHeartCommunications and by iHeartCommunications to the Company, which were reflected as “Due from/to iHeartCommunications” on the Company’s Consolidated Balance Sheets. These revolving promissory notes were generally payable on demand; however, the balance of the Due from iHeartCommunications Note was frozen as of March 14, 2018 pursuant to an order entered by the Bankruptcy Court.
Upon Separation, the Due from iHeartCommunications Note was canceled, and the Company recovered $149.0 million in cash on the allowed claim under the note. This resulted in the recognition of a $5.8 million loss on the Consolidated Statements of Loss during the year ended December 31, 2019, representing the difference between the carrying amount of the Due from iHeartCommunications Note, net of allowance for credit losses at the time of Separation (as measured using management’s best estimate of the recoverable amount of the Due from iHeartCommunications Note upon implementation of the iHeartMedia Plan of Reorganization), and the amount ultimately recovered.
Related to the Due from/to iHeartCommunications Note, the Company recognized net interest expense of $1.3 million and net interest income of $0.4 million during the years ended December 31, 2019 and 2018, respectively, reported within “Interest expense, net” on the Company’s Consolidated Statements of Loss.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporate Services and Transition Services Agreements
Prior to the Separation, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company, which included, among other things: treasury, payroll and other financial related services; certain executive officer services; human resources and employee benefits services; legal and related services; information systems, network and related services; investment services; procurement and sourcing support services; licensing of intellectual property, copyrights, trademarks and other intangible assets; and other general corporate services. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. The Company recorded $10.2 million and $68.0 million for these services as a component of corporate expenses during the 2019 period prior to the Separation and the year ended December 31, 2018, respectively.
Upon consummation of the Separation, the Corporate Services Agreement was terminated, and iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a transition services agreement (the “Transition Services Agreement”), which ended on August 31, 2020. Under the Transition Services Agreement, iHM Management Services provided, or caused any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance. The Company recorded $2.8 million and $8.7 million for fees under the Transition Services Agreement as a component of corporate expenses during the year ended December 31, 2020 and the 2019 post-Separation period, respectively.
Trademark License Agreement
Prior to the Separation, the Amended and Restated License Agreement (“Trademark License Agreement”) between the Company and iHeartCommunications entitled the Company to use, on a nonexclusive basis, the “Clear Channel” trademark and the “Clear Channel Outdoor” trademark logo and certain other Clear Channel marks in connection with our business in exchange for a license fee paid to iHeartMedia based on revenues of entities using the Clear Channel name. For the year ended December 31, 2018, management service expenses included $38.7 million pursuant to this agreement. The Trademark License Agreement terminated as of January 1, 2019 per the terms of the Separation Agreement, and the Company received the “Clear Channel” and “Clear Channel Outdoor” trademarks, among other Clear Channel marks, as a capital contribution from iHeartCommunications upon Separation.
Tax Matters Agreements
Prior to the Separation, there was a Tax Matters Agreement between iHeartCommunications and the Company (the “Old Tax Matters Agreement”), pursuant to which the operations of the Company were included in a consolidated federal income tax return filed by iHeartMedia. Under the Old Tax Matters Agreement, the Company’s provision for income taxes was computed as if the Company filed separate consolidated federal income tax returns with its subsidiaries. Tax payments were made to iHeartCommunications on the basis of the Company’s separate taxable income, and tax benefits recognized on the Company’s employee stock option exercises were retained by the Company. In addition, if iHeartCommunications or its subsidiaries used certain of the Company's tax attributes (including net operating losses, foreign tax credits and other credits) and such use resulted in a decrease in tax liability for iHeartCommunications or its subsidiaries, then iHeartCommunications would reimburse the Company for the use of such attributes based on the amount of tax benefit realized.
Upon consummation of the Separation, the Old Tax Matters Agreement was terminated and replaced with a new tax matters agreement (the “New Tax Matters Agreement”) by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc. (“iHeart Operations”), the Company and CCO to allocate the responsibility of the iHeart Group, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior to and subsequent to, and in connection with, the Separation. In addition to certain indemnifications between iHeartMedia and the Company, and their respective subsidiaries, directors, officers and employees, the New Tax Matters Agreement requires iHeartMedia to reimburse the Company for the use of certain of the Company's tax attributes (including net operating losses, foreign tax credits and other credits) if such use results in a decrease in the tax liability of iHeartMedia or its subsidiaries, with the exception of the use of any reduction of the Company's tax attributes as a result of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases. Any tax liability of the Company attributable to any taxable period ending on or before May 1, 2019, other than any such tax liability resulting from the Company being a successor of CCOH in connection with the Merger or arising from the operation of the Company after the Merger, will not be treated as a liability of the Company and its subsidiaries for purposes of the New Tax Matters Agreement.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Matters Agreement
Prior to 2019, the Company’s employees participated in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan pursuant to an Employee Matters Agreement. The Company recorded $9.2 million for these services as a component of selling, general and administrative expenses for the year ended December 31, 2018. On January 1, 2019, the Company's employees began participating in the Company's separate employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. Refer to Note 14 to the Company’s Consolidated Financial Statements for additional disclosures on the Company’s employee benefit plans. The Employee Matters Agreement was terminated upon consummation of the Separation.
Other Related Party Transactions
In accordance with the Master Agreement with iHeartCommunications, the Company allowed iHeartCommunications to use, without charge, Americas displays that the Company believed would otherwise be unsold; however, this arrangement ended when the Transition Services Agreement was terminated. The value of services provided under this arrangement was $9.2 million, $6.0 million, and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 13 – STOCKHOLDERS’ DEFICIT
Common Stock
On May 1, 2019, the Merger was effected through a series of transactions, described in Note 12 to the Consolidated Financial Statements, such that immediately after the Merger, the Company had a single class of common stock, and the holders of Old CCOH Class A Common Stock owned the same percentage of the Company that they owned of CCOH immediately before the Merger. The shares of Old CCOH Class A Common Stock were delisted from the NYSE, and, following the consummation of the Merger, the shares of common stock of the Company began trading on the NYSE at the opening of the market on May 2, 2019 under the symbol, “CCO,” which is the same trading symbol used by CCOH prior to the Merger.
On July 30, 2019, the Company issued 100 million shares of common stock in a public offering and received proceeds of $333.4 million, net of underwriting discounts and offering expenses. The Company used the proceeds from this offering, net of underwriting discounts, to redeem a portion of the CCWH Senior Notes in August 2019, as further detailed in Note 6.
Shareholder Rights Plan
On May 19, 2020, the Board of Directors adopted a shareholder rights plan to protect the interests of all Company shareholders. Pursuant to the rights plan, one right was issued for each share of common stock as of the close of business on May 29, 2020. The rights will generally become exercisable only if any person or group acquires 10% or more of the Company's common stock. The plan has a 360-day term, expiring on May 14, 2021.
Special Cash Dividends
On January 24, 2018, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million.
Share-Based Compensation
Share-Based Compensation Plans
The Company grants equity incentive awards to executive officers and other eligible participants under the 2012 Amended and Restated Stock Incentive Plan (the “2012 Stock Incentive Plan”). The Company also has outstanding awards under its 2005 Stock Incentive Plan which terminated on May 18, 2012.
The 2012 Stock Incentive Plan allows for the issuance of awards in a variety of forms, including but not limited to restricted stock, incentive and non-statutory stock options, and performance unit awards, to any present or future director, officer, employee, consultant or advisor of or to the Company. The Company had 5,277,872 shares available for issuance under the 2012 Plan as of December 31, 2020, assuming a 100% payout of the Company’s outstanding performance stock units.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation Expense
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation expense, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was as follows:

(In thousands)	Years Ended December 31,
	2020	2019(1)	2018
Restricted stock units and awards	$10,819	$10,380	$7,187
Performance stock units	1,897	511	—
Stock options and other	519	4,879	1,330
Total share-based compensation expense	$13,235	$15,770	$8,517
(1)The increase in share-based compensation expense in 2019 relates to certain new equity awards granted in the second quarter of 2019 in connection with the Separation, which were expensed immediately as they do not contain a service condition for vesting.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $4.1 million and $2.2 million, respectively. As of December 31, 2020, there was $16.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately three years.
Restricted Stock Units and Restricted Stock Awards
The Company grants both restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to its employees and affiliates under its equity incentive plan. RSUs represent the right to receive shares upon vesting and generally vest ratably in annual increments over a three-year period. RSAs represent shares of common stock that contain a legend which restricts their transferability for a term of up to five years. Both RSUs and RSAs are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction or prior to vesting.
The following table presents a summary of the Company’s RSUs and RSAs outstanding at December 31, 2020 and related activity during the year:

(Shares in thousands)	Number of RSUs and RSAs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2020	8,359	$3.72
Granted(1)	10,817	$1.04
Vested	(2,872)	$3.54
Forfeited	(439)	$3.32
Outstanding, December 31, 2020	15,865	$1.93
(1)The weighted-average grant-date fair value of the Company’s RSUs and RSAs granted during the years ended December 31, 2020, 2019 and 2018 was $1.04, $2.84 and $5.37 per share, respectively.
Performance Stock Units
The Company grants performance stock units (“PSUs”) under its equity incentive plan. PSUs represent the right to receive shares of the Company’s common stock which vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a three-year performance period (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares. If the Company achieves Relative TSR at the 60th percentile, the PSUs will be earned at 100% of the target number of shares. If the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight line interpolation. PSUs, which are considered market-condition awards pursuant to ASC Topic 260, are measured at the grant-date fair value based on a Monte Carlo simulation model as of the grant date.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following assumptions were used to calculate the fair value of the Company’s PSUs on the date of grant:

	Years Ended December 31,
	2020	2019
Expected volatility	60.9%	33.3%
Risk-free interest rate	0.2%	1.6%
Expected dividend yield	—%	—%
The following table presents a summary of the Company’s PSUs outstanding, assuming a 100% payout, at December 31, 2020 and related activity during the year:

(Shares in thousands)	Number of PSUs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2020	1,516	$2.38
Granted(1)	3,785	$1.00
Vested	—	—
Forfeited	(19)	$2.38
Outstanding, December 31, 2020	5,282	$1.39
(1)The weighted-average grant-date fair value of the Company’s PSUs granted during the years ended December 31, 2020 and 2019 was 1.00 per share and $2.38 per share, respectively.
Stock Options
The Company has granted options to purchase shares of its common stock to certain employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment for any change in capitalization.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC Subtopic 718-10. The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock over the expected life of the options. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant. There were no stock options granted during the year ended December 31, 2020.

	Years Ended December 31,
	2019	2018
Expected volatility	44%	44%
Expected life in years	5.8	6.3
Risk-free interest rate	1.88%	2.76%
Expected dividend yield	—%	—%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s stock options outstanding at December 31, 2020 and related activity during the year:

(In thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	4,872	$5.38	6.1 years	$253
Granted(1)	—	—
Exercised(2)	(35)	1.16
Forfeited	(1)	5.69
Expired	(263)	3.93
Outstanding, December 31, 2020	4,573	5.50	5.4 years	$3
Exercisable	3,757	5.54	4.8 years	$3
Expected to vest	816	5.30	8.0 years	$—
(1)The weighted-average grant-date fair value of the Company’s options granted during the years ended December 31, 2019 and 2018 was $2.05 and $2.39 per share, respectively.
(2)Cash received from option exercises during the years ended December 31, 2020, 2019 and 2018 was less than $0.1 million, $0.5 million and $0.1 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $1.3 million and $0.1 million, respectively.
A summary of the Company’s unvested options at December 31, 2020 and changes during the year is presented below:

(In thousands, except per share data)	Options	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2020	1,689	$2.35
Granted	—	$—
Vested(1)	(872)	$2.37
Forfeited	(1)	$3.01
Unvested, December 31, 2020	816	$2.33
(1)The total fair value of the Company’s options vested during the years ended December 31, 2020, 2019 and 2018 was $2.1 million, $2.3 million and $1.2 million, respectively.
Computation of Net Loss per Share
The following table presents the computation of net loss per share for the years ended December 31, 2020, 2019 and 2018:

(In thousands, except per share data)	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to the Company – common shares	$(582,739)	$(363,304)	$(218,240)
Denominator:
Weighted average common shares outstanding – basic	464,522	413,087	361,740
Weighted average common shares outstanding – diluted	464,522	413,087	361,740
Net loss attributable to the Company per share of common stock:
Basic	$(1.25)	$(0.88)	$(0.60)
Diluted	$(1.25)	$(0.88)	$(0.60)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding equity awards of 16.4 million, 10.1 million and 7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 14 – EMPLOYEE BENEFIT PLANS
Prior to the Separation, certain highly compensated executives of the Company were eligible to participate in a non-qualified deferred compensation plan sponsored by iHeartCommunications (the “iHeart Deferred Compensation Plan”), under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company suspended all salary and bonus deferral and company matching contributions to this plan on January 1, 2010. Upon Separation, the Company established a separate non-qualified deferred compensation plan (the “CCOH Deferred Compensation Plan”) and transferred participant deferrals from the iHeart Deferred Compensation Plan into the CCOH Deferred Compensation Plan; the funds are maintained in a Rabbi Trust for the benefit of plan participants. Initial eligibility for the CCOH Deferred Compensation Plan was restricted to those Company employees who previously had balances in the iHeart Deferred Compensation Plan. The adding of new participants is suspended, and new deferrals by existing participants are not allowed. The liability recorded by the Company under the CCOH Deferred Compensation Plan was $2.4 million and $1.9 million as of December 31, 2020 and 2019, respectively.
Defined-Contribution Plans
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans. Prior to 2019, these plans were provided by iHeartCommunications; however, on January 1, 2019, the Company’s U.S. employees began participating in the Company's separate employee benefit plans, which are provided by the Company for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions, and the Company will match 50% of the employee’s first 5% of pay contributed to the plan, up to a maximum match of $5,000. Employees vest in these Company matching contributions based upon their years of service to the Company. The Company recorded contributions to these plans of $2.5 million, $2.5 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, as a component of operating expenses.
The Company’s international employees participate in retirement plans administered as a service by third-party administrators. The Company recorded contributions to these plans of $14.2 million, $13.0 million and $11.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, as a component of operating expenses.
Defined-Benefit Plans
The Company also maintains defined-benefit plans for employees in certain of the Company’s International markets. Benefits under the defined-benefit plans are typically based either on years of service and the employee’s compensation (generally during a fixed number of years immediately before retirement) or on annual credits. The range of assumptions that are used for the defined-benefit plans reflect the different economic environments within the various countries.
The table below presents the components of net periodic cost recognized in the Consolidated Statements of Loss:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Service cost	$3,628	$3,277	$3,625
Settlement loss	876	835	—
Interest cost	2,641	3,515	3,510
Expected returns on plan assets	(5,153)	(5,494)	(6,173)
Amortization of actuarial losses	870	744	3,086
Amortization of prior service costs	(301)	(283)	(172)
Total net periodic pension expense	$2,561	$2,594	$3,876
The service cost component of net periodic pension expense is reported in “Direct operating expenses” and “Selling, general and administrative expenses” on the Consolidated Statements of Loss, and the remaining components of net periodic pension expense are reported in “Other expense, net.”

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the changes in benefit obligations and plan assets:

(In thousands)	Years Ended December 31,
	2020	2019
Benefit obligation:
Benefit obligation beginning balance	$193,688	$183,539
Service cost	3,628	3,277
Interest cost	2,641	3,515
Plan participants' contributions	848	894
Actuarial loss	16,181	17,927
Benefits paid from trusts	(9,161)	(8,905)
Foreign exchange impact	11,123	4,210
Transfer of plan obligations	—	(10,967)
Other	(1,512)	198
Benefit obligation ending balance	$217,436	$193,688
Fair value of plan assets:
Beginning balance, fair value of plan assets	$145,504	$136,693
Actual return on plan assets	5,644	19,120
Company contributions	3,154	4,544
Plan participants' contributions	848	894
Benefits paid from trusts	(9,161)	(8,905)
Foreign exchange impact	6,868	4,172
Transfer of plan obligations	—	(11,014)
Ending balance, fair value of plan assets	$152,857	$145,504
Under-funded status, net(1)	$(64,579)	$(48,184)
(1)Represents the net under-funded status recognized in the Consolidated Balance Sheets in “Other long-term liabilities.” The increase in net pension liability is due to actuarial losses attributable to global market conditions.
The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for the Company’s defined-benefit plans as of December 31, 2020 and 2019 was $210.0 million and $186.7 million, respectively. As of December 31, 2020 and 2019, the aggregate accumulated benefit obligation for the defined-benefit plans exceeded plan assets.
The following tables present the pre-tax net loss and amortization of prior service costs and changes in pre-tax net loss recognized in accumulated other comprehensive loss:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Beginning balance, accumulated other comprehensive loss	$40,360	$38,729	$41,031
Net actuarial loss arising during the period	15,690	4,301	332
Amortization of net actuarial loss	(870)	(744)	(3,750)
Amortization of prior service costs	301	283	172
Other adjustments	(4,496)	(2,209)	944
Ending balance, accumulated other comprehensive loss	$50,985	$40,360	$38,729
For the years ended December 31, 2020, 2019 and 2018, the total increase in “Other comprehensive loss” related to the impact of pensions on deferred income tax liabilities was $0.7 million, $0.2 million and $0.7 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Years Ended December 31,
	2020	2019	2018
Unrecognized net actuarial loss	$53,163	$41,733	$38,995
Unrecognized prior service cost	(2,178)	(1,373)	(266)
Total	$50,985	$40,360	$38,729
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations:

Years Ended December 31,
	2020	2019	2018
Weighted-average assumptions used to measure net periodic cost:
Discount rate	0.30% - 2.00%	0.90% - 2.90%	0.60% - 2.50%
Expected long-term returns on plan assets	1.50% - 4.40%	1.00% - 5.60%	1.00% - 5.55%
Rate of compensation increases	0.50% - 2.30%	1.00% - 2.30%	1.00% - 2.30%

Weighted-average assumptions used to measure benefit obligations:
Discount rate	0.00% - 1.30%	0.30% - 2.00%	0.90% - 2.90%
Expected long-term returns on plan assets	1.50% - 3.90%	1.50% - 4.40%	1.00% - 5.60%
Rate of compensation increases	0.50% - 2.30%	0.50% - 2.30%	1.00% - 2.30%
Discount Rate
The discount rate assumptions for jurisdictions for which rates are not determined by the government reflect the yields available on high-quality, fixed income debt instruments at the measurement date. A portfolio of high-quality corporate bonds is used to construct a yield curve. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. In certain countries, where the markets for high-quality long-term bonds are not generally as well developed, a portfolio of long-term government bonds is used as a base, to which a credit spread is added to simulate corporate bond yields at these maturities in the jurisdiction of each plan, as the benchmark for developing the respective discount rates.
Expected Long-Term Returns on Plan Assets
Expected returns on plan assets, a component of net periodic cost, represent the expected long-term returns on plan assets based on the calculated market-related value of plan assets. Expected long-term returns on plan assets take into account long-term expectations for future returns and the investment policies and strategies of the respective plans. These rates of return are developed by the Company and are tested for reasonableness against historical returns. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized as a component of net loss or gain in accumulated other comprehensive income, which is amortized as a component of net periodic cost over the service lives or life expectancy of the plan participants, depending on the plan, provided such amounts exceed certain thresholds provided by accounting standards. The market-related value of plan assets recognizes changes in the fair value of plan assets systematically over a five-year period in the expected return on plan assets line in net periodic cost.
Rate of Compensation Increases and Mortality Rate
The rate of compensation increases is determined by the Company, based upon its long-term plans for such increases. Mortality rate assumptions are based on life expectancy and death rates for different types of participants. Mortality rates are periodically updated based on actual experience.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined-Benefit Pension Plan Assets
The following tables present the fair values of the assets held by the Company’s defined-benefit pension plans categorized by level of the fair value hierarchy at December 31, 2020 and 2019.

(In thousands)	December 31, 2020
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$8,899	$—	$—
Equity securities	104,588	—	—
Real estate	—	8,272	—
Fixed income:
Corporate bonds	—	25,749	—
Insurance contracts	—	5,349	—
Fair value of plan assets	$113,487	$39,370	$—

(In thousands)	December 31, 2019
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$13,294	$—	$—
Equity securities	98,400	—	—
Real estate	—	8,772	—
Fixed income:
Corporate bonds	—	21,555	—
Insurance contracts	—	3,483	—
Fair value of plan assets	$111,694	$33,810	$—
(1) Assets categorized as Level 1 are measured at fair value using unadjusted quoted prices in active markets for identical assets.
(2) Assets categorized as Level 2 are measured at fair value using inputs other than quoted prices included within Level 1 that are observable for the assets, either directly or indirectly.
Expected Benefit Payments
The following table presents the expected benefit payments to defined-benefit pension plan participants over the next ten years. These payments have been estimated based on the same assumptions used to measure the plans’ pension benefit obligation at December 31, 2020 and include benefits attributable to estimated future compensation increases, where applicable:

(In thousands)
2021	$3,866
2022	4,875
2023	5,221
2024	6,179
2025	7,041
2026 - 2030	35,910
Plan Contributions
It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $3.2 million, $4.5 million and $3.9 million to its defined-benefit pension plans during the years ended December 31, 2020, 2019 and 2018, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – MANDATORILY-REDEEMABLE PREFERRED STOCK
On May 1, 2019, the Company issued and sold 45,000 shares of Series A Perpetual Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having an aggregate initial liquidation preference of $45.0 million for a cash purchase price of $45.0 million, before fees and expenses. The terms and conditions of the Preferred Stock and the rights of its holders are set forth in the Certificate of Designation of Series A Perpetual Preferred Stock of the Company, filed with the office of the Secretary of State of the State of Delaware on May 1, 2019, and the Series A Investors Rights Agreement, dated as of May 1, 2019, by and among the Company, CCWH, and the purchaser listed therein.
In May 2020, the Preferred Stock was exchanged for a CCIBV promissory note, which the Company subsequently repaid in full using a portion of the proceeds from the CCIBV Senior Secured Notes. As of December 31, 2020, the Preferred Stock remains outstanding and held by a subsidiary of the Company and is thereby eliminated in consolidation.
Prior to its exchange, dividends on the Preferred Stock accrued on a daily basis at the applicable dividend rate on the then-current liquidation preference of the Preferred Stock and were either (a) payable in cash, if and to the extent declared by the board of directors, or (b) added to the liquidation preference. During the years ended December 31, 2020 and 2019, the Company paid dividends on its Preferred Stock of $4.5 million and $2.8 million, respectively.
NOTE 16 – OTHER INFORMATION
Consolidated Statements of Loss
The following table discloses the components of “Other expense, net” for the years ended December 31, 2020, 2019 and 2018, respectively:

(In thousands)	Years Ended December 31,
	2020	2019	2018
Foreign exchange gain (loss)	$502	$(2,248)	$(33,580)
Equity in earnings of nonconsolidated affiliates	697	364	904
Other(1)	(1,369)	(13,500)	(1,717)
Total other expense, net	$(170)	$(15,384)	$(34,393)
(1)Other expense increased in 2019 due to costs incurred related to the Separation from iHeartMedia.
Consolidated Balance Sheets
The following table discloses the components of “Other current assets” as of December 31, 2020 and 2019, respectively:

(In thousands)	As of December 31,
	2020	2019
Inventory	$16,591	$21,122
Deposits	634	877
Other receivables	10,265	3,452
Restricted cash	1,433	4,116
Other	2,691	3,188
Total other current assets	$31,614	$32,755

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table discloses the components of “Other assets” as of December 31, 2020 and 2019, respectively:

(In thousands)	As of December 31,
	2020	2019
Investments	$8,495	$9,022
Deposits	17,562	25,047
Prepaid expenses	19,364	24,290
Restricted cash	8,320	14,101
Other	16,368	25,615
Total other assets	$70,109	$98,075
The following table discloses the components of “Accrued expenses” as of December 31, 2020 and 2019, respectively:

(In thousands)	As of December 31,
	2020	2019
Accrued employee compensation and benefits	$117,630	$171,463
Accrued rent	189,509	140,247
Accrued taxes	42,453	47,836
Accrued other	94,900	144,393
Total accrued expenses	$444,492	$503,939
The following table discloses the components of “Other long-term liabilities” as of December 31, 2020 and 2019, respectively:

(In thousands)	As of December 31,
	2020	2019
Unrecognized tax benefits	$23,752	$28,855
Asset retirement obligation	46,152	43,823
Deferred rent	39,483	40,985
Pension liabilities	64,579	48,184
Other	24,785	21,178
Total other long-term liabilities	$198,751	$183,025

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenue	$550,809	$587,116	$314,906	$698,015	$447,505	$653,447	$541,388	$745,232
Operating expenses:
Direct operating expenses	350,269	347,827	254,553	363,029	290,610	358,156	305,776	383,165
Selling, general and administrative expenses	123,704	122,966	99,688	134,721	106,871	129,162	112,047	134,079
Corporate expenses	36,338	28,614	32,665	38,907	30,719	37,535	37,575	39,285
Depreciation and amortization	75,753	75,076	66,192	80,174	62,427	76,226	65,049	77,848
Impairment charges	123,137	—	—	—	27,263	5,300	—	—
Other operating income (expense), net	(6,021)	(3,522)	69,600	1,270	(5,528)	620	(4,437)	2,794
Operating income (loss)	(164,413)	9,111	(68,592)	82,454	(75,913)	47,688	16,504	113,649
Interest expense, net	90,142	114,863	88,742	107,971	90,551	106,776	90,824	89,908
Loss on extinguishment of debt	—	(5,474)	—	—	(5,389)	(96,271)	—	—
Loss on Due from iHeartCommunications	—	—	—	(5,778)	—	—	—	—
Other income (expense), net	(18,889)	(565)	(4,490)	(9,203)	6,493	(26,874)	16,716	21,258
Income (loss) before income taxes	(273,444)	(111,791)	(161,824)	(40,498)	(165,360)	(182,233)	(57,604)	44,999
Income tax benefit (expense)	(15,779)	(57,763)	19,221	29,093	29,516	(30,136)	25,048	(13,448)
Consolidated net income (loss)	(289,223)	(169,554)	(142,603)	(11,405)	(135,844)	(212,369)	(32,556)	31,551
Less amount attributable to noncontrolling interest	(11,732)	(5,387)	(5,405)	(466)	93	2,929	(443)	4,451
Net income (loss) attributable to the Company	$(277,491)	$(164,167)	$(137,198)	$(10,939)	$(135,937)	$(215,298)	$(32,113)	$27,100
Net income (loss) per common share:
Basic and Diluted	$(0.60)	$(0.45)	$(0.30)	$(0.03)	$(0.29)	$(0.46)	$(0.07)	$0.06

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2020 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights Column (A)(1)	Weighted-Average exercise price of outstanding options, warrants and rights(2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Equity Compensation Plans approved by security holders(3)	26,363,321(4)	$5.50	2,636,952
Equity Compensation Plans not approved by security holders	—	—	—
Total	26,363,321	$5.50	2,636,952
(1)The amounts provided in this table are based on the maximum number of securities that could be issued based on the terms of the performance awards, while the amounts presented in Note ### to our Consolidated Financial Statements assume a 100% payout of the performance awards granted.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.
(3)Represents the 2005 Stock Incentive Plan and the 2012 Stock Incentive Plan. The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Meeting of Stockholders on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.
(4)This number includes shares subject to outstanding awards granted, of which 4,573,371 shares are subject to outstanding options, 13,867,190 shares are subject to outstanding time-based RSUs, and 7,922,760 shares are subject to performance awards, assuming the maximum level of performance is achieved. 1,997,960 shares subject to outstanding restricted stock awards have been excluded.
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2020.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Loss for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Loss for the Years Ended December 31, ###, ### and ###
•Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2020, 2019 and 2018 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

(In thousands)			Charges
	Balance at	Adoption of	to Costs,	Write-off		Balance
	Beginning	ASU	Expenses	of Accounts		at End of
Description	of period	2016-13(1)	and other	Receivable	Other(2)	Period
Year Ended December 31, 2018	$22,487	$—	$7,387	$(4,707)	$(943)	$24,224
Year Ended December 31, 2019	$24,224	$—	$6,223	$(6,392)	$(269)	$23,786
Year Ended December 31, 2020	$23,786	$7,181	$19,390	$(4,911)	$(13,403)	$32,043
(1)The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020, which resulted in an increase in the allowance for credit losses balance, recorded as a cumulative-effect adjustment to retained earnings.
(2)Other primarily includes foreign currency adjustments and, in 2020, also includes divestiture activity related to the sale of the Company’s stake in Clear Media on April 28, 2020.

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other(1)	Reversal(2)	Adjustments(3)	Period
Year Ended December 31, 2018	$274,219	$60,522	$(2,835)	$(15,224)	$316,682
Year Ended December 31, 2019	$316,682	$105,935	$(2,443)	$(127,235)	$292,939
Year Ended December 31, 2020	$292,939	$96,422	$(2,091)	$(36,379)	$350,891
(1)During 2018, 2019 and 2020, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2020, the Company recorded $37.4 million in valuation allowance related to federal and state deferred tax assets and $59.0 million in valuation allowance on foreign deferred tax assets due to the uncertainty of the ability to utilize these assets in future periods.
(2)During 2018, 2019 and 2020, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded. The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.
(3)During 2018, 2019 and 2020, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions as a result of the expiration of carryforward periods for net operating loss carryforwards, and as a result of foreign exchange rate movements. Also, in 2019 the Company recorded a reduction in valuation allowance totaling $124.6 million to adjust for the reduction in deferred tax assets attributed to federal NOL carryforwards and certain state NOL carryforwards at the time of separation from iHeartMedia.

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

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).
3.3	Certificate of Designation of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).
3.4
Certificate of Designations of Series B Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on May 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 19, 2020).

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

4.6
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

4.7	Form of 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).
4.8	Description of Common Stock (incorporated by reference to Exhibit 4.9 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K filed on February 27, 2020)
4.9
Rights Agreement, dated as of May 19, 2020, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 19, 2020).

4.10
Indenture, dated as of August 4, 2020, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and U.S. Bank Trustees Limited, as security agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2020).

4.11
Indenture with respect to 6.625% Senior Secured Notes due 2025 of Clear Channel International B.V. (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 4, 2020).

4.12
Indenture with respect to 7.750% Senior Secured Notes due 2028, dated as of February 17, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 7.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc Current Report on Form 8-K filed on February 17, 2021).

10.1§
Clear Channel Outdoor Holdings, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Exhibit A to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

Exhibit Number	Description
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

10.34§
Employment Agreement, dated as of June 27, 2016, by and between Clear Channel Outdoor Holdings, Inc. and Lynn A. Feldman (incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 10-K filed on February 27, 2020).

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

Exhibit Number	Description
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

10.43§
Form of Restricted Stock Unit Award Agreement (Cash Settle Option) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Clear Channel Outdoor Holdings, Inc. filed on October 23, 2020).

10.44
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

10.46
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

10.47
First Amendment to Credit Agreement, dated as of June 12, 2020, among the Company, the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2020).

21*	Subsidiaries.
22*	List of Subsidiary Guarantors.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________
*             Filed herewith.
**    This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†           Schedules and exhibits have been omitted pursuant to Item 601(b)(5) of the Regulation S-K. The registrant agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
§              A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
ITEM 16.  FORM 10-K SUMMARY
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.
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

Name	Title	Date
/s/ C. William Eccleshare C. William Eccleshare	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
/s/ Brian Coleman Brian Coleman	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
/s/ Jason Dilger Jason Dilger	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
/s/ John Dionne John Dionne	Director	February 25, 2021
/s/ Lisa Hammitt Lisa Hammitt	Director	February 25, 2021
/s/ Andrew Hobson Andrew Hobson	Director	February 25, 2021
/s/ Thomas C. King Thomas C. King	Director	February 25, 2021
/s/ Joe Marchese Joe Marchese	Director	February 25, 2021
/s/ W. Benjamin Moreland W. Benjamin Moreland	Director	February 25, 2021
/s/ Mary Teresa Rainey Mary Teresa Rainey	Director	February 25, 2021
/s/ Jinhy Yoon Jinhy Yoon	Director	February 25, 2021