Form 10-Q
period 2021-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2021-05-10
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2021
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	470,833,186

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$642,191	$785,308
Accounts receivable, net	358,500	468,329
Prepaid expenses	55,979	49,509
Other current assets	31,048	31,614
Total Current Assets	1,087,718	1,334,760
PROPERTY, PLANT AND EQUIPMENT
Structures, net	650,804	688,947
Other property, plant and equipment, net	189,488	199,877
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	707,578	826,528
Other intangible assets, net	289,443	292,751
Goodwill	701,050	709,637
OTHER ASSETS
Operating lease right-of-use assets	1,621,693	1,632,664
Other assets	69,069	70,109
Total Assets	$5,316,843	$5,755,273
CURRENT LIABILITIES
Accounts payable	$96,632	$101,159
Accrued expenses	398,048	444,492
Current operating lease liabilities	347,716	343,793
Accrued interest	59,325	115,053
Deferred revenue	86,306	64,313
Current portion of long-term debt	21,353	21,396
Total Current Liabilities	1,009,380	1,090,206
NON-CURRENT LIABILITIES
Long-term debt	5,604,322	5,550,890
Non-current operating lease liabilities	1,309,173	1,341,759
Deferred tax liabilities, net	329,901	356,269
Other long-term liabilities	194,693	198,751
Total Liabilities	8,447,469	8,537,875

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	9,633	10,855
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (469,223,507 shares issued as of March 31, 2021; 468,703,164 shares issued as of December 31, 2020)	4,692	4,687
Additional paid-in capital	3,506,938	3,502,991
Accumulated deficit	(6,271,887)	(5,939,534)
Accumulated other comprehensive loss	(376,912)	(358,520)
Treasury stock (1,364,443 shares held as of March 31, 2021; 1,360,252 shares held as of December 31, 2020)	(3,090)	(3,081)
Total Stockholders' Deficit	(3,130,626)	(2,782,602)
Total Liabilities and Stockholders' Deficit	$5,316,843	$5,755,273

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2021	2020
Revenue	$370,908	$550,809
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	283,290	350,269
Selling, general and administrative expenses (excludes depreciation and amortization)	97,570	123,704
Corporate expenses (excludes depreciation and amortization)	34,042	36,338
Depreciation and amortization	61,852	75,753
Impairment charges	118,950	123,137
Other operating expense, net	117	6,021
Operating loss	(224,913)	(164,413)
Interest expense, net	(92,693)	(90,142)
Loss on extinguishment of debt	(51,101)	—
Other income (expense), net	6,554	(18,889)
Loss before income taxes	(362,153)	(273,444)
Income tax benefit (expense)	28,697	(15,779)
Consolidated net loss	(333,456)	(289,223)
Less amount attributable to noncontrolling interest	(1,103)	(11,732)
Net loss attributable to the Company	$(332,353)	$(277,491)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.71)	$(0.60)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31,
	2021	2020
Net loss attributable to the Company	$(332,353)	$(277,491)
Other comprehensive loss:
Foreign currency translation adjustments	(19,346)	(16,421)
Reclassification adjustments	944	—
Other comprehensive loss	(18,402)	(16,421)
Comprehensive loss	(350,755)	(293,912)
Less amount attributable to noncontrolling interest	(10)	(2,251)
Comprehensive loss attributable to the Company	$(350,745)	$(291,661)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended March 31, 2021
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net loss		(1,103)	—	—	(332,353)	—	—	(333,456)
Exercise of stock options and release of stock awards	520,343	—	5	(4)	—	—	(9)	(8)
Share-based compensation		—	—	3,951	—	—	—	3,951
Payments to noncontrolling interests		(109)	—	—	—	—	—	(109)
Other comprehensive loss		(10)	—	—	—	(18,392)	—	(18,402)
Balances at March 31, 2021	469,223,507	$9,633	$4,692	$3,506,938	$(6,271,887)	$(376,912)	$(3,090)	$(3,130,626)

(In thousands, except share data)
	Three Months Ended March 31, 2020
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2019	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses		—	—	—	(7,181)	—	—	(7,181)
Net loss		(11,732)	—	—	(277,491)	—	—	(289,223)
Exercise of stock options and release of stock awards	169,203	—	2	38	—	—	286	326
Share-based compensation		42	—	3,735	—	—	—	3,777
Payments to noncontrolling interests		(118)	—	—	—	—	—	(118)
Other comprehensive loss		(2,251)	—	—	—	(14,170)	—	(16,421)
Other		—	—	3	—	—	—	3
Balances at March 31, 2020	466,914,142	$138,755	$4,669	$3,493,369	$(5,634,283)	$(363,722)	$(2,331)	$(2,363,543)
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(333,456)	$(289,223)
Reconciling items:
Depreciation, amortization and impairment charges	180,802	198,890
Non-cash operating lease expense	88,499	100,702
Loss on extinguishment of debt	51,101	—
Foreign exchange transaction loss (gain)	(5,431)	18,755
Deferred taxes	(26,634)	17,743
Other reconciling items, net	4,860	13,147
Changes in operating assets and liabilities:
Decrease in accounts receivable	114,998	75,232
Increase in prepaid expenses and other operating assets	(10,193)	(14,262)
Decrease in accounts payable and accrued expenses	(40,098)	(36,703)
Decrease in operating lease liabilities	(106,282)	(115,137)
Decrease in accrued interest	(55,661)	(56,881)
Increase in deferred revenue	11,573	9,574
Increase (decrease) in other operating liabilities	1,581	(20,458)
Net cash used for operating activities	(124,341)	(98,621)
Cash flows from investing activities:
Purchases of property, plant and equipment and concession rights	(17,918)	(35,894)
Other investing activities, net	273	(50)
Net cash used for investing activities	(17,645)	(35,944)
Cash flows from financing activities:
Draws on credit facilities	—	150,000
Proceeds from long-term debt	1,000,000	—
Payments on long-term debt	(989,014)	(5,070)
Debt issuance costs	(11,789)	(534)
Other financing activities, net	(117)	204
Net cash provided by (used for) financing activities	(920)	144,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(880)	(8,691)
Net increase (decrease) in cash, cash equivalents and restricted cash	(143,786)	1,344
Cash, cash equivalents and restricted cash at beginning of period	795,061	417,075
Cash, cash equivalents and restricted cash at end of period	$651,275	$418,419
Supplemental disclosures:
Cash paid for interest	$145,207	$145,938
Cash paid for income taxes, net of refunds	$1,103	$8,257

See Condensed Notes to Consolidated Financial Statements

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
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K, filed on February 25, 2021.
Certain prior period amounts have been reclassified to conform to the 2021 presentation.
Recent Developments
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. The duration and severity of the effects of the pandemic remain uncertain. The Company has taken and continues to take actions, including cost reduction initiatives such as contract renegotiations, application for governmental aid and reductions in headcount, to strengthen its financial position and support the continuity of its platform and operations.
•The Company continues to complete contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April 2020 supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. During the three months ended March 31, 2021, the Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $22.7 million. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
•During the three months ended March 31, 2021, the Company received European governmental support and wage subsidies in response to COVID-19 of $4.7 million, which have been recorded as reductions in compensation and rent costs.
•The Company continues to execute upon its restructuring plan to reduce headcount in Europe. During the three months ended March 31, 2021, the Company incurred restructuring and other costs pursuant to this plan of $1.7 million in its Europe segment and $0.9 million related to Corporate operations. Refer to Note 9 to the Company’s Condensed Consolidated Financial Statements for further details.
Disposition
On April 28, 2020, the Company sold its 50.91% stake in Clear Media Limited (“Clear Media”), a former indirect, non-wholly owned subsidiary of the Company based in China.

Use of Estimates
The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; defined-benefit plan obligations; the allowance for credit losses; assessment of lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company’s assessment of conditions and events, considered in the aggregate, indicates that the Company will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as the situation continues to evolve. The estimates and assumptions used in these financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.
New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
The Company adopted the guidance under Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, as of January 1, 2021 on a prospective basis. This update, which simplifies the accounting for income taxes by removing certain existing exceptions to the general principles in Topic 740, does not have a material impact on the Company’s consolidated financial statements or disclosures.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden of accounting for reference rate reform initiatives, an ongoing effort amongst regulators, standard setters, financial institutions and other market participants to replace the London Interbank Offered Rate (“LIBOR”) with alternative reference rates. The update provides temporary optional expedients and exceptions for applying GAAP contract modification accounting to contracts and other transactions affected by reference rate reform if certain criteria are met and may be applied through December 31, 2022. The Company is currently assessing whether it will use these optional expedients and exceptions but does not currently expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements or disclosures. In March 2021, the ICE Benchmark Administration, LIBOR’s administrator, announced that it will cease publication of certain LIBOR rates after December 31, 2021 and that USD LIBOR rates that do not cease as of this date will continue to be published through June 30, 2023. The Company is evaluating its debt agreements and commercial contracts that may utilize LIBOR as the reference rate and will continue to monitor and assess regulatory developments during the transition period.
NOTE 2 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and Europe. The Americas segment consists of operations primarily in the United States (“U.S.”), and the Europe segment consists of operations in Europe and Singapore. The Company’s remaining operating segments do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
Segment Adjusted EBITDA is the profitability metric reported to the Company’s Chief Operating Decision Maker (“CODM”) for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

The following table presents the Company’s reportable segment results for the three months ended March 31, 2021 and 2020:

(In thousands)	Three Months Ended March 31,
	2021	2020
Revenue
Americas	$211,884	$295,787
Europe	149,524	211,690
Other(1)	9,500	43,332
Total	$370,908	$550,809

Capital Expenditures
Americas	$5,725	$15,817
Europe	8,050	10,095
Other(1)	1,313	6,342
Corporate	2,830	3,640
Total	$17,918	$35,894

Segment Adjusted EBITDA
Americas	$64,220	$107,958
Europe	(67,629)	(14,111)
Other(1)	(3,825)	(15,187)
Total	$(7,234)	$78,660

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$(7,234)	$78,660
Less reconciling items:
Corporate expenses(2)	34,042	36,338
Depreciation and amortization	61,852	75,753
Impairment charges	118,950	123,137
Restructuring and other costs(3)	2,718	1,824
Other operating expense, net	117	6,021
Interest expense, net	92,693	90,142
Other charges(4)	44,547	18,889
Consolidated net loss before income taxes	$(362,153)	$(273,444)
(1)Other includes the Company’s operations in Latin America and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China.
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
(4)Other charges includes Loss on extinguishment of debt and Other income (expense), net.

NOTE 3 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with the lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842; all remaining revenue transactions are accounted for as revenue from contracts with customers under ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three months ended March 31, 2021 and 2020:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended March 31, 2021
Americas(1)	$94,068	$117,816	$211,884
Europe	131,678	17,846	149,524
Other(2)	7,630	1,870	9,500
Total	$233,376	$137,532	$370,908

Three Months Ended March 31, 2020
Americas(1)	$163,278	$132,509	$295,787
Europe	187,190	24,500	211,690
Other(2)	39,276	4,056	43,332
Total	$389,744	$161,065	$550,809
(1)Americas total revenue includes revenue from transit displays of $21.4 million and $55.5 million for the three months ended March 31, 2021 and 2020, respectively, including revenue from airport displays of $19.5 million and $51.9 million, respectively.
(2)Other includes the Company’s businesses in Latin America and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China. Total revenue for the Company’s Latin America business was $18.5 million for the three months ended March 31, 2020.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2021	2020
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$349,799	$581,555
Ending balance	$243,689	$375,509

Deferred revenue from contracts with customers:
Beginning balance	$37,712	$52,589
Ending balance	$46,773	$57,022
During the three months ended March 31, 2021 and 2020, respectively, the Company recognized $28.0 million and $40.8 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2021, the Company expects to recognize $113.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Term Loan Facility(1)	$1,970,000	$1,975,000
Revolving Credit Facility	130,000	130,000
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028(2)	1,000,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(2)	961,525	1,901,525
Other debt	5,136	6,763
Original issue discount	(7,972)	(8,296)
Long-term debt fees	(58,014)	(57,706)
Total debt	$5,625,675	$5,572,286
Less: Current portion	21,353	21,396
Total long-term debt	$5,604,322	$5,550,890
(1)In March 2021, the Company paid $5.0 million of the outstanding principal on the term loan facility (“Term Loan Facility”) in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities, which consist of the Term Loan Facility and the revolving credit facility (“Revolving Credit Facility”).
(2)On February 17, 2021, the Company issued $1.0 billion in aggregate principal amount of 7.75% Senior Notes due 2028. On March 4, 2021, the Company used the net proceeds from this issuance to cause Clear Channel Worldwide Holdings, Inc., a subsidiary of the Company, to redeem $940.0 million aggregate principal amount of its 9.25% Senior Notes due 2024 (“CCWH Senior Notes”) at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As a result of this partial redemption, the Company recognized a loss on debt extinguishment of $51.1 million during the three months ended March 31, 2021.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.7 billion and $5.6 billion as of March 31, 2021 and December 31, 2020, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
CCOH 7.75% Senior Notes Due 2028
On February 17, 2021, the Company completed the sale of $1.0 billion in aggregate principal amount of 7.75% Senior Notes due 2028 (the “CCOH Senior Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the U.S. pursuant to Regulation S under the Securities Act.
On the same date, the Company entered into an indenture, dated as of February 17, 2021 (the “Indenture”), by and among the Company, the subsidiaries of the Company acting as guarantors party thereto (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.
The CCOH Senior Notes mature on April 15, 2028 and bear interest at a rate of 7.75% per annum. Interest on the CCOH Senior Notes is payable to the holders thereof semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021.
The CCOH Senior Notes are guaranteed on a senior unsecured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH Senior Notes (i) rank pari passu in right of payment with all existing and future senior indebtedness of the Company; (ii) are senior in right of payment to all of the future subordinated indebtedness of the Company and the Guarantors; (iii) are effectively subordinated to all of the Company’s existing and future indebtedness secured by a lien, to the extent of the value of such collateral; and (iv) are structurally subordinated to any existing and future obligations of any existing or future subsidiaries of the Company that do not guarantee the CCOH Senior Notes, including all of the Company’s foreign subsidiaries.

The Company may redeem all or a portion of the CCOH Senior Notes beginning on April 15, 2024 at the redemption prices set forth in the Indenture. Prior to April 15, 2024, the Company may redeem all or a portion of the CCOH Senior Notes at a redemption price equal to 100% of the principal amount of the CCOH Senior Notes plus the “make-whole” premium described in the Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH Senior Notes at any time prior to April 15, 2024 using the net proceeds from certain equity offerings at 107.75% of the principal amount of the CCOH Senior Notes.
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens.
Letters of Credit, Surety Bonds and Guarantees
As of March 31, 2021, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $1.8 million of remaining excess availability. Additionally, the Company had $60.6 million of letters of credit outstanding under its receivables-based credit facility, which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $24.8 million. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the indenture governing the CCWH Senior Notes. Additionally, as of March 31, 2021, the Company had $94.4 million and $32.0 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.7 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
Amendment to Senior Secured Credit Facilities
In June 2020, the Company entered into an amendment to the Senior Secured Credit Agreement, thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In May 2021, the Company entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through December 31, 2021 and further delay the scheduled financial covenant step-down until September 30, 2022. Under the Senior Secured Credit Agreement, as amended, the Company is required to maintain minimum cash on hand and availability under the Receivables-Based Credit Facility and Revolving Credit Facility of $150 million for all reporting periods through March 31, 2022.
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
In connection with this investigation, the SEC has also requested information regarding the Company’s historical oversight of its business in Italy and the misstatements and related forensic investigation, as described below. The Company is cooperating to provide documents and information responsive to the SEC inquiries and is voluntarily sharing the documents and information with the DOJ.
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation of $16.9 million as of December 31, 2017. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.
In February 2021, the Company negotiated a final settlement with the Italian tax authorities to repay a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to, at current foreign exchange rates, approximately $21.7 million, including penalties and interest. The Company had previously made payments of $8.1 million and applied VAT recoverable of $1.7 million against the outstanding balance. During the first quarter of 2021, the Company paid an additional $3.5 million, with the majority of the residual amount to be paid in quarterly installments over the next four years.
NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three months ended March 31, 2021 and 2020 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2021	2020
Current tax benefit	$2,063	$1,964
Deferred tax benefit (expense)	26,634	(17,743)
Income tax benefit (expense)	$28,697	$(15,779)
The effective tax rates for the three months ended March 31, 2021 and 2020 were 7.9% and (5.8)%, respectively.
The effective tax rate in the first quarter of 2021 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.

The effective tax rate in the first quarter of 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. Additionally, as a result of entering into the agreement to irrevocably tender to sell its 50.91% stake in Clear Media, the Company recorded deferred tax expense and an associated deferred tax liability of $44.8 million during the three months ended March 31, 2020. As of March 31, 2020, the Company’s financial reporting basis in its investment in Clear Media exceeded its tax basis; the deferred tax liability recorded during the period represented the income tax obligation that was expected to arise in the U.S. and China upon the reversal of the Company’s outside basis difference in Clear Media through a sale.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Structures	$2,354,220	$2,378,124
Furniture and other equipment	247,411	244,913
Land, buildings and improvements	149,463	149,992
Construction in progress	35,839	42,366
	2,786,933	2,815,395
Less: Accumulated depreciation	1,946,641	1,926,571
Property, plant and equipment, net	$840,292	$888,824
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$707,578	$—	$826,528	$—
Transit, street furniture and other outdoor contractual rights	453,305	(394,722)	458,316	(398,186)
Permanent easements	163,258	—	162,900	—
Trademarks	83,569	(16,312)	83,569	(14,229)
Other	2,030	(1,685)	2,072	(1,691)
Total intangible assets	$1,409,740	$(412,719)	$1,533,385	$(414,106)
The Company performs its annual impairment test for indefinite-lived permits as of July 1 of each year, and more frequently as events or changes in circumstances warrant. The Company tested its indefinite-lived permits for impairment during both the first quarters of 2021 and 2020 due to indicators of impairment, specifically, due to an increase in the discount rate during 2021 and due to expected negative financial statement impacts from COVID-19 during 2020. This testing in both quarters indicated impairment of indefinite-lived permits, resulting in charges of $119.0 million and $123.1 million recorded during the three months ended March 31, 2021 and 2020, respectively.

Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the three months ended March 31, 2021:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2020(1)	$507,819	$201,818	$—	$709,637
Foreign currency	—	(8,587)	—	(8,587)
Balance as of March 31, 2021	$507,819	$193,231	$—	$701,050
(1)The balance at December 31, 2020 is net of cumulative impairments of $2.6 billion, $191.4 million and $90.4 million for Americas, Europe and Other, respectively.
NOTE 9 – COST-SAVINGS INITIATIVES
During 2020, the Company committed to restructuring plans to reduce headcount in the Americas and Europe segments as well as in Latin America, primarily in response to the impact of COVID-19. The Americas plan and the Latin America portion of the international plan were completed in 2020.
In Europe, the Company is continuing to make relevant announcements to employees on a country by country basis and is continuing consultations with the works council, employee representatives, unions and other relevant organizations regarding the intended reduction in force and related cost reduction and restructuring actions. In April 2021, the Company revised its international restructuring plan to reflect delays in implementing the Europe portion of the plan and additional headcount reductions in Europe. The Company expects this revised plan to be substantially complete by the end of the first quarter of 2023 and estimates that total charges for the Europe portion of the international restructuring plan, which includes charges already incurred, will be in a range of approximately $51 million to $56 million. As of March 31, 2021, the Company had incurred a total amount of $10.0 million in costs in its Europe segment in connection with the Europe portion of the restructuring plan, including $1.7 million during the three months ended March 31, 2021. Substantially all charges related to this plan were or are expected to be severance benefits and related costs.
The following table presents changes in the liability balances related to these restructuring plans during the three months ended March 31, 2021:

(In thousands)	Americas	Europe	Other	Corporate	Total
Balance as of December 31, 2020	$2,533	$2,455	$—	$818	$5,806
Costs incurred and charged to Direct operating expenses(1)	—	285	—	—	285
Costs incurred and charged to Selling, general and administrative expenses(1)	—	1,380	—	—	1,380
Costs incurred and charged to Corporate expenses	—	—	—	901	901
Costs paid or otherwise settled	(1,067)	(2,835)	—	(742)	(4,644)
Balance as of March 31, 2021	$1,466	$1,285	$—	$977	$3,728
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
In addition, during the three months ended March 31, 2021, the Company incurred $1.4 million of restructuring costs in Corporate related to termination benefits associated with a cost-savings initiative outside of the aforementioned restructuring plans, which was substantially completed and paid as of March 31, 2021.

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three months ended March 31, 2021 and 2020:

(In thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to the Company – common shares	$(332,353)	$(277,491)
Denominator:
Weighted average common shares outstanding – basic	465,865	463,465
Weighted average common shares outstanding – diluted	465,865	463,465
Net loss attributable to the Company per share of common stock:
Basic	$(0.71)	$(0.60)
Diluted	$(0.71)	$(0.60)
Outstanding equity awards of 25.9 million and 13.4 million shares for the three months ended March 31, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents in the Balance Sheet	$642,191	$785,308
Restricted cash included in:
Other current assets	1,170	1,433
Other assets	7,914	8,320
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$651,275	$795,061
Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable	$388,171	$500,372
Less: Allowance for credit losses	(29,671)	(32,043)
Accounts receivable, net	$358,500	$468,329
Credit loss expense related to accounts receivable was $(0.7) million and $3.7 million during the three months ended March 31, 2021 and 2020, respectively.
Other Comprehensive Loss
There were no changes in deferred income tax liabilities resulting from adjustments to other comprehensive loss during the three months ended March 31, 2021 and 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and the Company's 2020 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” are to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries, and all references to “CCOH” are to Clear Channel Outdoor Holdings, Inc. without its consolidated subsidiaries.
The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of the MD&A.
•Results of Operations – Analysis of our financial results of operations at the consolidated and segment levels.
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
OVERVIEW
Description of Our Business
Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. We have two reportable business segments, which we believe reflect how the Company is currently managed: Americas, which consists of operations primarily in the U.S., and Europe, which consists of operations in Europe and Singapore. Our remaining operating segments, which include China for periods before its sale on April 28, 2020 and Latin America, do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types.
Macroeconomic Indicators, Seasonality and Recent Developments
Advertising revenue for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we have operations and fluctuations in foreign currency exchange rates.
We typically experience our lowest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year. However, as described below, our financial performance in 2020 and the first quarter of 2021 was severely impacted by COVID-19. The extent to which COVID-19 will impact our results for the remainder of the year will depend on future developments, which remain uncertain.
COVID-19 Update
As described in our 2020 Annual Report on Form 10-K, COVID-19 has had a significant adverse impact on our results of operations starting in March 2020. Due to the timing and nature of the geographic spread of COVID-19, the adverse impacts to our results of operations for the three months ended March 31, 2020 were primarily limited to our operations in China and certain markets in Europe that experienced the most concentrated outbreaks during this time. During the remainder of the year, due to the continued global spread of COVID-19, including throughout the U.S., we experienced significant adverse effects on our results of operations throughout our business, with the severity of the negative impacts on out-of-home metrics, travel patterns, consumer behavior and economic activity fluctuating based on the evolving nature of COVID-19 developments in each geographic region.

During the first quarter of 2021, we continued to see revenues remain significantly below historic norms throughout our business:
•In our Americas segment, our airport display revenue was the most significantly impacted. The U.S. experienced a decrease in reported daily COVID-19 cases and improvement in mobility levels during the first quarter of 2021 as compared to the fourth quarter of 2020.
•In Europe, an increase in reported daily cases and hospitalizations resulted in the reinstatement of mobility restrictions in certain countries which created significant volatility in our Europe segment booking activity, particularly in France and the United Kingdom (“U.K.”). Additionally, mobility levels remained significantly below pre-COVID-19 levels.
Both our Americas and Europe segments continue to experience customer advertising buying decisions later in the buying cycle, which can delay bookings and may cause performance to vary from our current expectations. Latin America bookings continue to be severely constrained.
Since the onset of the pandemic, we have taken various measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives, restructuring plans to reduce headcount and other targeted liquidity measures, and we continue to consider other cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant. However, the duration and severity of COVID-19 continue to evolve and remain uncertain. The extent to which COVID-19 will ultimately impact our results will depend on future developments, and the curtailed customer demand we have experienced and are continuing to experience could materially adversely impact our business, results of operations and overall financial performance in future periods.
Executive Summary
The key developments in our business during the three months ended March 31, 2021 are summarized below:
•Consolidated revenue decreased 32.7% during the three months ended March 31, 2021 as compared to the same period of 2020. Excluding the impact from movements in foreign exchange rates, consolidated revenue decreased 34.8%. This was primarily driven by COVID-19 and its extensive impact on the global advertising market, which severely reduced our performance in both Americas and Europe, as well as the sale of our Clear Media business on April 28, 2020.
•In February, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028 (the "CCOH Senior Notes"). In March, we used the net proceeds from this issuance to redeem $940.0 million aggregate principal amount of the 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”) issued by Clear Channel Worldwide Holdings, Inc. (“CCWH”).
•We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $22.7 million. We also received European governmental support and wage subsidies in response to COVID-19 of $4.7 million, which have been recorded as reductions in compensation and rent costs.
•We continued to execute upon the Europe portion of our international restructuring plan to reduce headcount and incurred $1.7 million in restructuring costs pursuant to this plan during the quarter. In April, we revised the Europe portion of this plan to reflect delays in implementation and additional headcount reductions. We expect the revised plan to be substantially complete by the end of the first quarter of 2023 and estimate that total charges for the Europe portion of the plan, including charges already incurred of $10.0 million, will be in a range of approximately $51 million to $56 million. Substantially all charges related to this plan were or are expected to be severance benefits and related costs.
RESULTS OF OPERATIONS
The discussion of our results of operations is presented on both a consolidated and segment basis.
•Our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. The material components of Segment Adjusted EBITDA are discussed below on both a consolidated and segment basis.
•Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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
Due to seasonality and uncertainty surrounding COVID-19, as previously described in the "Overview" discussion, the results for the interim period are not indicative of expected results for the full year.
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2021 to the three months ended March 31, 2020 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Revenue	$370,908	$550,809	(32.7)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	283,290	350,269	(19.1)%
Selling, general and administrative expenses (excludes depreciation and amortization)	97,570	123,704	(21.1)%
Corporate expenses (excludes depreciation and amortization)	34,042	36,338	(6.3)%
Depreciation and amortization	61,852	75,753	(18.4)%
Impairment charges	118,950	123,137	(3.4)%
Other operating expense, net	117	6,021	(98.1)%
Operating loss	(224,913)	(164,413)	(36.8)%
Interest expense, net	(92,693)	(90,142)
Loss on extinguishment of debt	(51,101)	—
Other income (expense), net	6,554	(18,889)
Loss before income taxes	(362,153)	(273,444)
Income tax benefit (expense)	28,697	(15,779)
Consolidated net loss	(333,456)	(289,223)
Less amount attributable to noncontrolling interest	(1,103)	(11,732)
Net loss attributable to the Company	$(332,353)	$(277,491)
Consolidated Revenue
Consolidated revenue decreased $179.9 million, or 32.7%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $11.9 million impact of movements in foreign exchange rates, consolidated revenue decreased $191.8 million, or 34.8%, primarily due to the significant adverse impacts of COVID-19 on our business. Also contributing to the decrease in consolidated revenue was the sale of our Clear Media business on April 28, 2020.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $67.0 million, or 19.1%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $13.8 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $80.8 million, or 23.1%, largely due to lower site lease expenses throughout our business, mainly driven by lower revenue and renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $22.7 million during the three months ended March 31, 2021. Additionally, we received European governmental support and wage subsidies totaling $3.5 million during the three months ended March 31, 2021. Also contributing to the decrease in consolidated direct operating expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated direct operating expenses were $0.9 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively. Included within restructuring and other costs for the three months ended March 31, 2021 were severance costs of $0.3 million related to the restructuring plan to reduce headcount in our European business.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $26.1 million, or 21.1%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $3.9 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $30.0 million, or 24.3%, largely due to lower employee compensation costs driven by operating cost savings initiatives implemented by the Company in response to COVID-19, lower revenue, and European governmental support and wage subsidies totaling $1.2 million during the three months ended March 31, 2021. Also contributing to the decrease in consolidated SG&A expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated SG&A expenses were $1.8 million and $1.6 million during the three months ended March 31, 2021 and 2020, respectively. Included within restructuring and other costs for the three months ended March 31, 2021 were severance costs of $1.4 million related to the restructuring plan to reduce headcount in our European business.
Corporate Expenses
Corporate expenses decreased $2.3 million, or 6.3%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $0.7 million impact of movements in foreign exchange rates, corporate expenses decreased $3.0 million, or 8.3%. This decrease was primarily driven by lower employee health benefit costs and lower variable incentive compensation expense resulting from declines in operating performance due to COVID-19.
Restructuring and other costs included within corporate expenses were $4.7 million and $5.2 million during the three months ended March 31, 2021 and 2020, respectively. Included within restructuring and other costs for the three months ended March 31, 2021 were severance costs of $0.9 million related to the restructuring plans to reduce headcount.
Depreciation and Amortization
Depreciation and amortization decreased $13.9 million, or 18.4%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $1.6 million impact of movements in foreign exchange rates, depreciation and amortization decreased $15.5 million, or 20.5%, primarily driven by the sale of our Clear Media business, with the remaining decrease due to lower capital expenditures.
Impairment Charges
During the three months ended March 31, 2021 and 2020, we recognized impairment charges of $119.0 million and $123.1 million, respectively, on indefinite-lived permits in multiple markets of our Americas segment. The impairments during both periods were driven by increases in the discount rate and reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19.
Interest Expense, Net
Interest expense, net, increased $2.6 million during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by the issuance of the Clear Channel International B.V. 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”) in August 2020 and, to a lesser extent, the overlapping period between the issuance of the CCOH Senior Notes in February 2021 and the partial redemption of the CCWH Senior Notes in March 2021. These increases were partially offset by lower interest on the Term Loan Facility due to quarterly payments of principal and a favorable change in the interest rate.
Loss on Extinguishment of Debt
During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt of $51.1 million related to the partial redemption of the CCWH Senior Notes. We did not extinguish any debt during the three months ended March 31, 2020.
Other Income (Expense), Net
For the three months ended March 31, 2021 and 2020, we recognized other income, net, of $6.6 million and other expense, net, of $18.9 million, respectively, primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit (Expense)
The effective tax rates for the three months ended March 31, 2021 and 2020 were 7.9% and (5.8)%, respectively.
The effective tax rate in the first quarter of 2021 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.

The effective tax rate in the first quarter of 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. Additionally, as a result of entering into the agreement to irrevocably tender to sell its 50.91% stake in Clear Media, the Company recorded deferred tax expense and an associated deferred tax liability of $44.8 million during the three months ended March 31, 2020.
Americas Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Revenue	$211,884	$295,787	(28.4)%
Direct operating expenses(1)	105,831	135,223	(21.7)%
SG&A expenses(1)	42,855	53,329	(19.6)%
Segment Adjusted EBITDA	64,220	107,958	(40.5)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Americas revenue decreased $83.9 million, or 28.4%, during the three months ended March 31, 2021 compared to the same period of 2020. Revenue was adversely affected by COVID-19 during the first quarter of 2021, resulting in decreases in revenue across all our products. The largest decline was in revenue from airport displays, which decreased 62.4% to $19.5 million during the three months ended March 31, 2021, as compared to $51.9 million during the same period of 2020. Total digital revenue decreased 36.3% to $62.9 million during the three months ended March 31, 2021, as compared to $98.8 million during the same period of 2020. Digital revenue from billboards, street furniture and spectaculars was $56.3 million during the three months ended March 31, 2021, as compared to $74.2 million during the same period of 2020. Digital revenue from transit displays, including airport displays, was $6.6 million during the three months ended March 31, 2021, as compared to $24.6 million during the same period of 2020. Revenue generated from national sales comprised 36.0% and 37.7% of total revenue for the three months ended March 31, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses decreased $29.4 million, or 21.7%, during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities. Americas site lease expense, which includes rent expense on both lease and non-lease contracts, decreased 22.6% to $83.4 million during the three months ended March 31, 2021, as compared to $107.7 million during the same period of 2020.
Americas SG&A expenses decreased $10.5 million, or 19.6%, during the three months ended March 31, 2021 compared to the same period of 2020 largely due to lower employee compensation costs driven by operating cost savings initiatives and lower revenue.
Europe Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Revenue	$149,524	$211,690	(29.4)%
Direct operating expenses(1)	169,482	173,596	(2.4)%
SG&A expenses(1)	49,367	53,131	(7.1)%
Segment Adjusted EBITDA	(67,629)	(14,111)	(379.3)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Europe revenue decreased $62.2 million, or 29.4%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $12.4 million impact of movements in foreign exchange rates, Europe revenue decreased $74.6 million, or 35.2%, with the largest revenue reductions occurring in France, the U.K, Sweden and Spain. Revenue was adversely affected by COVID-19 in each country in which we operate as mobility restrictions and lockdowns in Europe occurred throughout the first quarter of 2021, whereas government lockdowns during the comparable period of 2020 did not begin until March. Europe digital revenue decreased $21.6 million, or 33.6%, to $42.6 million during the three months ended March 31, 2021 as compared to $64.2 million during the same period of 2020. Excluding the $3.4 million impact of movements in foreign exchange rates, Europe digital revenue decreased $25.0 million, or 38.9%.

Europe direct operating expenses decreased $4.1 million, or 2.4%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $14.3 million impact of movements in foreign exchange rates, Europe direct operating expenses decreased $18.4 million, or 10.6%. Direct operating expenses decreased in most of the countries in which we operate, with the largest decreases occurring in France, the U.K., Sweden and Spain. The largest driver of these decreases was lower site lease expense driven by lower revenue and renegotiated contracts with landlords and municipalities. Europe site lease expense, which includes rent expense on both lease and non-lease contracts, decreased 1.6% to $101.6 million during the three months ended March 31, 2021, as compared to $103.2 million during the same period of 2020. Excluding the $8.8 million impact of movements in foreign exchange rates, Europe site lease expense decreased $10.4 million, or 10.0%. Lower production, maintenance and installation expenses driven by lower revenue and the receipt of governmental support and wage subsidies also contributed to the decrease in direct operating expenses.
Europe SG&A expenses decreased $3.8 million, or 7.1%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $4.2 million impact of movements in foreign exchange rates, Europe SG&A expenses decreased $8.0 million, or 14.9%. SG&A expenses decreased in most of the countries in which we operate, with the largest decreases occurring in France, the U.K. and Sweden. These decreases are largely due to lower employee compensation expense related to lower revenue, operating cost savings initiatives and governmental support and wage subsidies received.
Other Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2021	2020	Change
Revenue	$9,500	$43,332	(78.1)%
Direct operating expenses(1)	7,977	41,450	(80.8)%
SG&A expenses(1)	5,348	17,244	(69.0)%
Segment Adjusted EBITDA(2)	(3,825)	(15,187)	74.8%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
(2)Our Latin America business represented ($3.8) million and $1.9 million of Other Segment Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively.
Other revenue decreased $33.8 million, or 78.1%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $0.5 million impact of movements in foreign exchange rates, Other revenue decreased $33.3 million, or 76.9%, primarily due to the sale of our Clear Media business. Revenue from our Latin America business was $9.5 million and $18.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in Latin America revenue is due to the adverse impact of COVID-19 on our operations.
Other direct operating expenses decreased $33.5 million, or 80.8%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $0.5 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $33.0 million, or 79.7%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $8.0 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in Latin America direct expenses was due to lower site lease expense related to lower revenue and lower employee compensation costs driven by operating cost savings initiatives.
Other SG&A expenses decreased $11.9 million, or 69.0%, during the three months ended March 31, 2021 compared to the same period of 2020. Excluding the $0.3 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $11.6 million, or 67.4%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $5.3 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2021 and 2020:

(In thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for):
Operating activities	$(124,341)	$(98,621)
Investing activities	$(17,645)	$(35,944)
Financing activities	$(920)	$144,600
 Operating Activities
Net cash used for operating activities was $124.3 million and $98.6 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the net cash outflows from operating activities were largely driven by the adverse impacts of COVID-19 on current period sales and fourth quarter sales activity resulting in less cash collections during the period. These impacts were only partially offset by reduced expenditures related to operating cost savings initiatives and working capital optimization particularly around site lease costs.
•During the three months ended March 31, 2021, consolidated net loss of $333.5 million was partially offset by $293.2 million of net add-backs for non-cash reconciling items, most notably depreciation, amortization and impairment charges, non-cash operating lease expense and loss on extinguishment of debt. Additionally, changes in working capital balances resulted in $84.1 million of net cash outflows. Cash paid for interest during the three months ended March 31, 2021 was $145.2 million.
•During the three months ended March 31, 2020, consolidated net loss of $289.2 million was offset by $349.2 million of net add-backs for non-cash reconciling items, most notably depreciation, amortization and impairment charges and non-cash operating lease expense. Changes in working capital balances resulted in $158.6 million of net cash outflows. Cash paid for interest during the three months ended March 31, 2020 was $145.9 million.
Investing Activities
Net cash used for investing activities reflects our capital expenditures, which primarily relate to construction and sustaining activities for billboards, street furniture and other out-of-home advertising displays, including digital displays. We had the following capital expenditures during the three months ended March 31, 2021 and 2020:

(In thousands)	Three Months Ended March 31,
	2021	2020
Americas(1)	$5,725	$15,817
Europe(1)	8,050	10,095
Other(2)	1,313	6,342
Corporate	2,830	3,640
Total	$17,918	$35,894
(1)Capital expenditures have been reduced or deferred as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19.
(2)Other capital expenditures during the three months ended March 31, 2020 included the purchase of concession rights in China, prior to the sale of Clear Media.

Financing Activities
Net cash used for financing activities during the three months ended March 31, 2021 primarily reflected a principal payment of $5.0 million on our Term Loan Facility mostly offset by $4.7 million of net cash proceeds from the issuance of the CCOH Senior Notes, after the payment of debt issuance costs and partial redemption of the CCWH Senior Notes at 104.625% of the principal amount.
Net cash provided by financing activities during the three months ended March 31, 2020 primarily reflected the cautionary draw of $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19, partially offset by a principal payment of $5.0 million on our Term Loan Facility.
Anticipated Cash Requirements
Sources of Capital and Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations and our credit facilities. Additionally, in February 2021, we issued $1.0 billion aggregate principal amount of CCOH Senior Notes and used the net proceeds to redeem $940.0 million aggregate principal amount of our CCWH Senior Notes in March 2021.
As of March 31, 2021, we had $642.2 million of cash on our balance sheet, including $293.8 million of cash held outside the U.S. by our foreign subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Additionally, as of March 31, 2021, we had excess availability of $24.8 million under our Receivables-Based Credit Facility and $1.8 million under our Revolving Credit Facility, subject to limitations in the indenture governing the CCWH Senior Notes.
Uses of Capital and Liquidity
Our primary uses of liquidity are for working capital used to fund the operations of the business, capital expenditures and debt service obligations.
COVID-19's extensive impact on the global advertising market has had a significant negative impact on our results of operations in both our Americas and Europe segments. In response, we have taken a number of measures to increase our liquidity and preserve and strengthen our financial flexibility, including renegotiating contracts with landlords and municipalities, reducing compensation costs, obtaining European governmental support and wage subsidies, reducing discretionary expenses, and deferring capital expenditures and site lease payments.
We continue to execute on the Europe portion of our international restructuring plan to reduce headcount and incurred approximately $1.7 million in related charges during the three months ended March 31, 2021. In April 2021, we revised the Europe portion of this restructuring plan to reflect delays in implementation and additional headcount reductions. As revised, we estimate that total charges for the Europe portion of the plan, including $10.0 million of charges already incurred, will be in a range of approximately $51 million to $56 million, all of which is expected to result in cash expenditures. We expect the revised plan to be substantially complete by the end of the first quarter of 2023 and to result in pre-tax annual cost savings in excess of $28 million. However, actual final charges pursuant to these plans may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect. During the three months ended March 31, 2021, we made cash expenditures of $2.8 million related to the Europe portion of our international restructuring plan. In addition, we made cash expenditures of $1.1 million related to our restructuring plan to reduce headcount in our Americas segment, which was completed during the fourth quarter of 2020, and $0.7 million related to costs incurred in conjunction with these plans related to Corporate operations. Refer to Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on our restructuring plans.

During the three months ended March 31, 2021, we spent $145.2 million of cash to pay interest on our debt. We anticipate having approximately $215.8 million of cash interest payment obligations during the remainder of 2021 and $334.0 million of cash interest payment obligations in 2022, assuming we do not refinance or incur additional debt. Additionally, during the three months ended March 31, 2021, we made a $5.0 million principal payment on the Term Loan Facility and expect to make additional principal payments of $15.0 million on the Term Loan Facility during the remainder of 2021. Our next material debt maturity is in 2024 when the remaining balance of $961.5 million of CCWH Senior Notes and the outstanding balance under the Revolving Credit Facility are due; however, at our option, we may redeem a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. Refer to Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our debt outstanding as of March 31, 2021.
Trends and Uncertainties
We believe that our cash on hand and additional availability under our credit facilities, combined with cash flows from operations and our continued savings initiatives, will enable us to meet our working capital, capital expenditure, debt service, restructuring and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our ability to meet our funding requirements depends on the impacts from these uncertainties, including the impacts related to COVID-19, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt or other capital-raising transactions.
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
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of the fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021 and delay the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. In May 2021, we entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through the fourth quarter of 2021 and further delay the scheduled financial covenant step-down until the third quarter of 2022. We are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, through delivery of the March 31, 2022 springing financial covenant calculation and agreed not to make voluntary restricted payments with certain exceptions. We were in compliance with the minimum liquidity covenant as of March 31, 2021.

In addition, each of our debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents. As of March 31, 2021, we were in compliance with the covenants contained in our financing agreements.
Guarantor Subsidiaries
The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Obligor Group”) fully and unconditionally guarantee, on a joint and several basis, the CCWH Senior Notes, which have been registered under the Securities Act. The following summary financial information of the Obligor Group, which includes the parent guarantor, the issuer and the subsidiary guarantors, is provided in conformity with the SEC’s Regulation S-X Rule 13-01:

(In thousands)	Three months ended March 31, 2021	Year ended December 31, 2020
Results of Operations Data:
Revenue	$211,072	$972,783
Operating loss	(116,872)	(92,976)
Net loss attributable to the Obligor Group	(228,433)	(232,568)

	As of	As of
(In thousands)	March 31, 2021	December 31, 2020
Select Asset and Liability Data:
Cash and cash equivalents	$348,427	$438,151
Other current assets	202,052	215,987
Property, plant and equipment, net	546,211	574,127
Notes receivable from related-party non-guarantors	283,249	293,095
Other assets(1)	2,499,690	2,624,745
Current liabilities (excluding current portion of long-term debt)	346,669	395,426
Long-term debt (including current portion of long-term debt)	5,256,313	5,202,909
Notes payable to related-party non-guarantors	115,083	122,295
Other non-current liabilities	1,289,757	1,329,030
(1) Investments in non-guarantor subsidiaries have been excluded from the presentation of Other assets. Other assets primarily consists of goodwill, intangible assets and right-of-use assets.
As of March 31, 2021, CCWH had $961.5 million of CCWH Senior Notes outstanding. The CCWH Senior Notes are guaranteed, jointly and severally, irrevocably and unconditionally, on an unsecured senior basis, by CCOH and certain of CCOH’s existing and future subsidiaries (the “Guarantors”). Not all of CCOH’s subsidiaries guarantee the CCWH Senior Notes. The subsidiaries of CCOH that do not guarantee the CCWH Senior Notes (the “Non-Guarantor Subsidiaries”) include all foreign subsidiaries of CCOH, all non-wholly-owned subsidiaries of CCOH, certain domestic subsidiaries and all immaterial subsidiaries. The CCWH Senior Notes are structurally subordinated to all existing and future obligations of the Non-Guarantor Subsidiaries, and the claims of creditors of the Non-Guarantor Subsidiaries, including trade creditors, will have priority as to the assets of these subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, holders of their indebtedness and their trade and other creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to CCWH and, in turn, to its creditors.

In addition, as of March 31, 2021, CCWH guaranteed $1,250.0 million principal amount of CCOH Senior Secured Notes, $1.0 billion of CCOH Senior Notes, $1,970.0 million of borrowings under the Term Loan Facility, $130.0 million of borrowings and $43.2 million of letters of credit under the Revolving Credit Facility and $60.6 million of letters of credit under the Receivables-Based Credit Facility. All of the subsidiaries of CCOH that guarantee the CCWH Senior Notes are guarantors of this indebtedness. The CCWH Senior Notes and the guarantee of each Guarantor of the CCWH Senior Notes rank pari passu in right of payment with the CCOH Senior Notes and are effectively subordinated to the CCOH Senior Secured Notes, the Term Loan Facility, the Revolving Credit Facility and the Receivables-Based Credit Facility, to the extent of the value of the assets securing such indebtedness.
The obligations of each Guarantor under its guarantee are limited as necessary to prevent such guarantee from constituting a fraudulent conveyance under applicable law. If a guarantee were to be rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the Guarantor, and, depending on the amount of such indebtedness, a Guarantor’s liability on its guarantee could be reduced to zero. Each guarantee by a Guarantor provides by its terms that it shall be automatically and unconditionally released and discharged upon: (1) any sale, exchange or transfer (by merger or otherwise) of the Guarantor in a manner in compliance with the applicable provisions of the indenture governing the CCWH Senior Notes; (2) the designation of any restricted subsidiary that is a Guarantor as an unrestricted subsidiary; (3) CCWH exercising legal defeasance or covenant defeasance in accordance with the relevant provisions of the indenture governing the CCWH Senior Notes; or (4) a Guarantor ceasing to be a restricted subsidiary as a result of a transaction or designation permitted under the indenture governing the CCWH Senior Notes.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that certain accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, management's judgments and assumptions, and the effect if actual results differ from these assumptions are described under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
We perform impairment tests for indefinite-lived intangible assets at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the first quarter of 2021, we performed an impairment test on our indefinite-lived billboard permits due to changes in our estimates and assumptions, specifically an increase in the discount rate, as described below.
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

Due to an increase in the discount rate, we tested our indefinite-lived billboard permits for impairment as of March 31, 2021, resulting in an impairment charge of $119.0 million across several markets in our Americas segment. The impairment was primarily driven by an increase in the discount rate and reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19. In determining the fair value of our billboard permits as of March 31, 2021, the following key assumptions were used:
•Industry revenue growth forecasts used for the initial four-year period, which varied by market, started with the trailing twelve month forecast period ending March 31, 2022, and annual revenue growth on average of 4.9% was assumed from year two to year four, factoring in recovery from the impacts related to COVID-19;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue was grown over a build-up period, reaching maturity by the second year;
•Operating margins gradually climb to the industry average margin (as high as 47.4%, depending on market size) by the third year; and
•Discount rate was assumed to be 10.5%.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. As of March 31, 2021, markets with billboard permit fair values exceeding carrying amounts by 30% or less represented $124.1 million of the total fair value of billboard permits. These permits had fair values exceeding carrying amounts by $22.4 million in total. The fair value of billboard permits impaired during the three months ended March 31, 2021 was $191.9 million.
The following table shows the decrease in the fair value of our indefinite-lived intangible assets as of March 31, 2021 that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of:	(100 basis point decrease)[1]	(100 basis point decrease)[2]	(100 basis point increase)[3]
Billboard permits	$(323,500)	$(88,400)	$(331,900)
1, 2, 3 The change in each assumption as of March 31, 2021 would result in additional impairment of $74.9 million, $18.4 million and $77.8 million, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 1 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
•our ability to continue to comply with the applicable listing standards of the New York Stock Exchange (“NYSE”);
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe and Latin America, and foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed.

Our foreign operations reported net losses of $100.5 million for the three months ended March 31, 2021. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three months ended March 31, 2021 by $10.1 million, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three months ended March 31, 2021 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates; as a result, our financial results are affected by changes in interest rates. As of March 31, 2021, 37% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 50% increase in LIBOR, it is estimated that our interest expense for three months ended March 31, 2021 would have increased by $0.6 million.
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
Inflation
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our out-of-home display faces.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except that the risk factor set forth under, “The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects” is updated and replaced as follows:
The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects.
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and will continue to impact our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in significant reductions in time spent out of home by consumers, reductions in advertising and consumer spending, volatile economic conditions and business disruptions across markets globally.

We have experienced and are continuing to experience significantly reduced advertising spend, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods and could result in future impairments. During the three months ended March 31, 2021, we continued to see mobility levels and revenues remain significantly below pre-COVID-19 levels throughout our business, including in our Americas segment, where our transit business was the most significantly impacted, and in our Europe segment, where an increase in reported daily cases and hospitalizations resulted in the reinstatement of mobility restrictions in certain countries and created significant volatility in customer booking activity. Additionally, impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.
Although several COVID-19 vaccines are currently being widely administered in both the U.S. and Europe, the duration and severity of the effects of the pandemic continue to evolve and remain unknown and may be impacted by various factors, including the speed of COVID-19 vaccine programs, rates of infection from new COVID-19 variants, and actions taken throughout the world, including in our markets, to contain the coronavirus or manage its impact. The severity, magnitude and duration of COVID-19 is uncertain, evolving, hard to predict and depends on events beyond our knowledge or control. As such, we might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which may be material.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	—
February 1 through February 28	4,191	$2.03	—	—
March 1 through March 31	—	$—	—	—
Total	4,191	$2.03	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended March 31, 2021 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
On May 5, 2021, the Company and the loan parties thereto entered into the Second Amendment (the “Second Amendment”) to the Company’s credit agreement, dated as of August 23, 2019 (the “Credit Agreement”), among the Company, the several lenders from time to time party thereto and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent. The Credit Agreement had been previously amended by the First Amendment, dated as of June 12, 2020 (the “First Amendment”). The Credit Agreement, as amended, governs the Company’s Revolving Credit Facility and term loan.
The Credit Agreement contains a springing financial covenant, which requires compliance with a first lien leverage ratio of 7.60 to 1.00 applicable to the Revolving Credit Facility with a stepdown to 7.10 to 1.00 starting after a certain reporting period. Pursuant to the First Amendment, the springing financial covenant was suspended through June 30, 2021 and the stepdown was delayed until March 31, 2022. The Second Amendment further extends the suspension of the springing financial covenant through December 31, 2021 and further delays the stepdown until September 30, 2022. In accordance with the Credit Agreement, as amended by the First Amendment, the suspension period will continue to end early upon the occurrence of certain specified events set forth in the Credit Agreement.
In addition, under the Credit Agreement, as amended by the First Amendment, the Company was required to maintain minimum cash on hand and availability under the Company’s receivables-based credit facility and Revolving Credit Facility of $150 million for all reporting periods through September 30, 2021. The Second Amendment extends the requirement for all reporting periods through March 31, 2022.
The remaining terms of the Credit Agreement, as amended by the First Amendment, have not been modified.

The foregoing descriptions of the Second Amendment, the Credit Agreement and the First Amendment do not purport to be complete, and are qualified in their entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2019, and the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020, each of which is incorporated herein by reference.
ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1
Indenture dated as of February 17, 2021, among Clear Channel Outdoor Holdings, Inc. as the Issuer, each of the guarantors party thereto, and U.S. Bank National Association as Trustee, governing the 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021).

4.2	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021)
10.1*	Second Amendment to Credit Agreement, dated as of May 5, 2021, among the Company, the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent
10.2
Clear Channel Outdoor Holdings, Inc. 2012 Second Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2021 Annual Meeting of Stockholders filed on March 17, 2021).

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 25, 2021).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL).
__________________
*    Filed herewith.
**    Furnished herewith.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 10, 2021	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer