Form 10-Q
period 2021-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2021-07-29
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2021
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	470,872,113

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$563,993	$785,308
Accounts receivable, net	489,777	468,329
Prepaid expenses	54,538	49,509
Other current assets	32,543	31,614
Total Current Assets	1,140,851	1,334,760
PROPERTY, PLANT AND EQUIPMENT
Structures, net	630,150	688,947
Other property, plant and equipment, net	186,995	199,877
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	707,578	826,528
Other intangible assets, net	284,379	292,751
Goodwill	703,533	709,637
OTHER ASSETS
Operating lease right-of-use assets	1,633,749	1,632,664
Other assets	69,076	70,109
Total Assets	$5,356,311	$5,755,273
CURRENT LIABILITIES
Accounts payable	$101,922	$101,159
Accrued expenses	402,601	444,492
Current operating lease liabilities	342,270	343,793
Accrued interest	79,639	115,053
Deferred revenue	93,224	64,313
Current portion of long-term debt	21,255	21,396
Total Current Liabilities	1,040,911	1,090,206
NON-CURRENT LIABILITIES
Long-term debt	5,720,391	5,550,890
Non-current operating lease liabilities	1,327,139	1,341,759
Deferred tax liabilities, net	328,480	356,269
Other long-term liabilities	191,612	198,751
Total Liabilities	8,608,533	8,537,875

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	9,769	10,855
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (473,835,417 shares issued as of June 30, 2021; 468,703,164 shares issued as of December 31, 2020)	4,738	4,687
Additional paid-in capital	3,511,398	3,502,991
Accumulated deficit	(6,396,467)	(5,939,534)
Accumulated other comprehensive loss	(375,489)	(358,520)
Treasury stock (3,002,962 shares held as of June 30, 2021; 1,360,252 shares held as of December 31, 2020)	(6,171)	(3,081)
Total Stockholders' Deficit	(3,252,222)	(2,782,602)
Total Liabilities and Stockholders' Deficit	$5,356,311	$5,755,273

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$531,082	$314,906	$901,990	$865,715
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	306,224	254,553	589,514	604,822
Selling, general and administrative expenses (excludes depreciation and amortization)	112,865	99,688	210,435	223,392
Corporate expenses (excludes depreciation and amortization)	37,728	32,665	71,770	69,003
Depreciation and amortization	62,567	66,192	124,419	141,945
Impairment charges	—	—	118,950	123,137
Other operating income, net	(1,740)	(69,600)	(1,623)	(63,579)
Operating income (loss)	13,438	(68,592)	(211,475)	(233,005)
Interest expense, net	(90,242)	(88,742)	(182,935)	(178,884)
Loss on extinguishment of debt	(51,656)	—	(102,757)	—
Other income (expense), net	3,631	(4,490)	10,185	(23,379)
Loss before income taxes	(124,829)	(161,824)	(486,982)	(435,268)
Income tax benefit	428	19,221	29,125	3,442
Consolidated net loss	(124,401)	(142,603)	(457,857)	(431,826)
Less amount attributable to noncontrolling interest	179	(5,405)	(924)	(17,137)
Net loss attributable to the Company	$(124,580)	$(137,198)	$(456,933)	$(414,689)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.27)	$(0.30)	$(0.98)	$(0.89)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss attributable to the Company	$(124,580)	$(137,198)	$(456,933)	$(414,689)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,426	10,442	(17,920)	(5,979)
Reclassification adjustments	—	—	944	—
Other adjustments to comprehensive income (loss), net of tax	—	(19)	—	(19)
Other comprehensive income (loss)	1,426	10,423	(16,976)	(5,998)
Comprehensive loss	(123,154)	(126,775)	(473,909)	(420,687)
Less amount attributable to noncontrolling interest	3	350	(7)	(1,901)
Comprehensive loss attributable to the Company	$(123,157)	$(127,125)	$(473,902)	$(418,786)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended June 30, 2021
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at March 31, 2021	469,223,507	$9,633	$4,692	$3,506,938	$(6,271,887)	$(376,912)	$(3,090)	$(3,130,626)
Net income (loss)		179	—	—	(124,580)	—	—	(124,401)
Exercise of stock options and release of stock awards	4,611,910	—	46	(46)	—	—	(3,081)	(3,081)
Share-based compensation		—	—	4,506	—	—	—	4,506
Payments to noncontrolling interests		(46)	—	—	—	—	—	(46)
Other comprehensive income		3	—	—	—	1,423	—	1,426
Balances at June 30, 2021	473,835,417	$9,769	$4,738	$3,511,398	$(6,396,467)	$(375,489)	$(6,171)	$(3,252,222)

(In thousands, except share data)
	Six Months Ended June 30, 2021
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net loss		(924)	—	—	(456,933)	—	—	(457,857)
Exercise of stock options and release of stock awards	5,132,253	—	51	(50)	—	—	(3,090)	(3,089)
Share-based compensation		—	—	8,457	—	—	—	8,457
Payments to noncontrolling interests		(155)	—	—	—	—	—	(155)
Other comprehensive loss		(7)	—	—	—	(16,969)	—	(16,976)
Balances at June 30, 2021	473,835,417	$9,769	$4,738	$3,511,398	$(6,396,467)	$(375,489)	$(6,171)	$(3,252,222)

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

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(457,857)	$(431,826)
Reconciling items:
Depreciation, amortization and impairment charges	243,369	265,082
Non-cash operating lease expense	185,284	174,838
Gain on disposal of operating and other assets, net	(2,051)	(71,100)
Loss on extinguishment of debt	102,757	—
Foreign exchange transaction loss (gain)	(8,685)	22,731
Deferred taxes	(28,104)	(21,242)
Other reconciling items, net	6,836	21,617
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(578)	203,235
Increase in prepaid expenses and other operating assets	(7,600)	(10,359)
Decrease in accounts payable and accrued expenses	(31,592)	(26,200)
Decrease in operating lease liabilities	(202,948)	(171,280)
Increase (decrease) in accrued interest	(35,284)	20,754
Increase in deferred revenue	5,482	20,502
Decrease in other operating liabilities	(1,273)	(21,174)
Net cash used for operating activities	(232,244)	(24,422)
Cash flows from investing activities:
Proceeds from disposal of assets, net	3,640	217,023
Purchases of property, plant and equipment and concession rights	(49,766)	(66,963)
Other investing activities, net	(986)	(484)
Net cash provided by (used for) investing activities	(47,112)	149,576
Cash flows from financing activities:
Draws on credit facilities	—	150,000
Proceeds from long-term debt	2,085,570	—
Payments on long-term debt	(2,000,276)	(10,145)
Debt issuance costs	(24,417)	(1,202)
Other financing activities, net	(3,245)	(261)
Net cash provided by financing activities	57,632	138,392
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(7,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(221,768)	256,275
Cash, cash equivalents and restricted cash at beginning of period	795,061	417,075
Cash, cash equivalents and restricted cash at end of period	$573,293	$673,350
Supplemental disclosures:
Cash paid for interest	$211,982	$155,185
Cash paid for income taxes, net of refunds	$1,732	$9,982

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
•The Company continues to complete contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April 2020 supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. During the three and six months ended June 30, 2021, the Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $34.6 million and $57.3 million, respectively, as compared to $29.4 million during the three and six months ended June 30, 2020. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
•During the three and six months ended June 30, 2021, the Company received European governmental support and wage subsidies in response to COVID-19 of $2.0 million and $6.7 million, respectively, as compared to $7.5 million during the three and six months ended June 30, 2020, which have been recorded as reductions in compensation and rent costs.
•The Company continues to execute upon its restructuring plan to reduce headcount in Europe, which it committed to during the third quarter of 2020. During the three and six months ended June 30, 2021, the Company incurred restructuring and other costs pursuant to this plan of $15.5 million and $17.2 million, respectively, in its Europe segment and $0.2 million and $1.1 million, respectively, related to Corporate operations. Refer to Note 9 to the Company’s Condensed Consolidated Financial Statements for further details.
•In June 2021, one of the Company’s subsidiaries within its Europe segment borrowed approximately $35.6 million through a state-guaranteed loan program established in response to COVID-19. Refer to Note 4 to the Company’s Condensed Consolidated Financial Statements for additional details.
Disposition
On April 28, 2020, the Company tendered its 50.91% stake in Clear Media Limited (“Clear Media”), a former indirect, non-wholly owned subsidiary of the Company based in China, pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited (“Ever Harmonic”), and on May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media. The Company recognized a gain on the sale of Clear Media of $75.2 million, which is recorded within “Other operating income, net” on the Company’s Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020.

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
New Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
For the last several years, there has been an ongoing effort amongst regulators, standard setters, financial institutions and other market participants to replace interbank offered rates, including the London Interbank Offered Rate (“LIBOR”), with alternative reference rates. In the United States (“U.S.”), the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to the USD LIBOR, while various other risk-free rates have been selected to replace LIBOR for other currencies. In March 2021, the ICE Benchmark Administration, LIBOR’s administrator, announced that it will cease publication of certain LIBOR rates after December 31, 2021, while the remaining USD LIBOR rates will be published through June 30, 2023. The Company is evaluating its debt agreements and commercial contracts that may utilize LIBOR as the reference rate but does not expect this change to result in a material impact on the Company’s consolidated financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden of accounting for reference rate reform initiatives. The update provides temporary optional expedients and exceptions for applying GAAP contract modification accounting to contracts and other transactions affected by reference rate reform if certain criteria are met and may be applied through December 31, 2022. The Company is currently assessing whether it will use these optional expedients and exceptions but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements or disclosures. The Company will continue to monitor and assess regulatory developments during the transition period.
NOTE 2 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and Europe. The Americas segment consists of operations primarily in the U.S., and the Europe segment consists of operations in Europe and Singapore. The Company’s remaining operating segments do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as “Other.” Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
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

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Americas	$271,620	$199,700	$483,504	$495,487
Europe	247,124	107,346	396,648	319,036
Other(1)	12,338	7,860	21,838	51,192
Total	$531,082	$314,906	$901,990	$865,715

Capital Expenditures
Americas	$18,406	$8,405	$24,131	$31,896
Europe	9,256	9,327	17,306	19,422
Other(1)	907	2,043	2,220	8,385
Corporate	3,279	3,620	6,109	7,260
Total	$31,848	$23,395	$49,766	$66,963

Segment Adjusted EBITDA
Americas	$127,221	$47,019	$191,441	$154,977
Europe	1,744	(68,819)	(65,885)	(82,930)
Other(1)	(921)	(15,255)	(4,746)	(30,442)
Total	$128,044	$(37,055)	$120,810	$41,605

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$128,044	$(37,055)	$120,810	$41,605
Less reconciling items:
Corporate expenses(2)	37,728	32,665	71,770	69,003
Depreciation and amortization	62,567	66,192	124,419	141,945
Impairment charges	—	—	118,950	123,137
Restructuring and other costs(3)	16,051	2,280	18,769	4,104
Other operating income, net	(1,740)	(69,600)	(1,623)	(63,579)
Interest expense, net	90,242	88,742	182,935	178,884
Other charges(4)	48,025	4,490	92,572	23,379
Consolidated net loss before income taxes	$(124,829)	$(161,824)	$(486,982)	$(435,268)
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
(3)The restructuring and other costs line item in this reconciliation excludes those restructuring and other costs related to corporate functions, which are included within the Corporate expenses line item.
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
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three and six months ended June 30, 2021 and 2020:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended June 30, 2021
Americas(1)	$121,904	$149,716	$271,620
Europe	218,177	28,947	247,124
Other(2)	10,225	2,113	12,338
Total	$350,306	$180,776	$531,082

Three Months Ended June 30, 2020
Americas(1)	$89,903	$109,797	$199,700
Europe	90,985	16,361	107,346
Other(2)	7,413	447	7,860
Total	$188,301	$126,605	$314,906

Six Months Ended June 30, 2021
Americas(1)	$215,972	$267,532	$483,504
Europe	349,855	46,793	396,648
Other(2)	17,855	3,983	21,838
Total	$583,682	$318,308	$901,990

Six Months Ended June 30, 2020
Americas(1)	$253,181	$242,306	$495,487
Europe	278,175	40,861	319,036
Other(2)	46,689	4,503	51,192
Total	$578,045	$287,670	$865,715
(1)Americas total revenue for the three months ended June 30, 2021 and 2020 includes revenue from transit displays of $27.0 million and $28.3 million, respectively, including revenue from airport displays of $24.6 million and $25.8 million, respectively. Americas total revenue for the six months ended June 30, 2021 and 2020 includes revenue from transit displays of $48.4 million and $83.8 million, respectively, including revenue from airport displays of $44.1 million and $77.7 million, respectively.
(2)Other includes the Company’s businesses in Latin America and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China. Total revenue for the Company’s Latin America business was $3.4 million and $21.9 million for the three and six months ended June 30, 2020, respectively.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$243,689	$375,509	$349,799	$581,555
Ending balance	$346,306	$239,957	$346,306	$239,957

Deferred revenue from contracts with customers:
Beginning balance	$46,773	$57,022	$37,712	$52,589
Ending balance	$50,067	$47,760	$50,067	$47,760
During the three months ended June 30, 2021 and 2020, respectively, the Company recognized $36.8 million and $20.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter. During the six months ended June 30, 2021 and 2020, respectively, the Company recognized $34.5 million and $44.5 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2021, the Company expects to recognize $103.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Term Loan Facility(1)	$1,965,000	$1,975,000
Revolving Credit Facility	130,000	130,000
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028(2)	1,000,000	—
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029(3)	1,050,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(2),(3)	—	1,901,525
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(4)	41,136	6,763
Original issue discount	(7,644)	(8,296)
Long-term debt fees	(61,846)	(57,706)
Total debt	5,741,646	5,572,286
Less: Current portion	21,255	21,396
Total long-term debt	$5,720,391	$5,550,890
(1)In March and June 2021, the Company paid $5.0 million each, for a total of $10.0 million during the six months ended June 30, 2021, of the outstanding principal on the term loan facility (“Term Loan Facility”) in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities, which consist of the Term Loan Facility and the revolving credit facility (“Revolving Credit Facility”).
(2)On February 17, 2021, the Company issued $1.0 billion in aggregate principal amount of 7.75% Senior Notes due 2028. On March 4, 2021, the Company used the net proceeds from this issuance to cause Clear Channel Worldwide Holdings, Inc. (“CCWH”), a subsidiary of the Company, to redeem $940.0 million aggregate principal amount of its 9.25% Senior Notes due 2024 (“CCWH Senior Notes”) at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As a result of this partial redemption, the Company recognized a loss on debt extinguishment of $51.1 million during the three months ended March 31, 2021.
(3)On June 1, 2021, the Company issued $1.05 billion in aggregate principal amount of 7.5% Senior Notes due 2029. On June 16, 2021, the Company used the net proceeds from this issuance to cause CCWH to redeem all of the outstanding $961.5 million aggregate principal amount of its CCWH Senior Notes at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As a result of this redemption, the Company recognized a loss on debt extinguishment of $51.7 million during the three months ended June 30, 2021.
(4)On June 29, 2021, one of the Company’s non-guarantor European subsidiaries entered into a state-guaranteed loan of €30.0 million, or approximately $35.6 million at current exchange rates, with a third-party lender. The term of this unsecured loan, which is guaranteed by the government of that country, will range from one to six years depending upon the Company’s election (the “Extension Request”), which must be made by June 29, 2022. The loan bears an interest rate of 0% during the first year, and the interest rate for any subsequent periods will be negotiated with the lender upon submission of the Extension Request. Additionally, at the end of the first year of the loan, the Company must pay a fee relating to the state guarantee equal to 0.5% of the amount of the loan. If the Company elects to extend the loan past the first year, the annual cost of the guarantee will increase to 1.0% for the second and third years and 2.0% for the remainder of the loan term. The Company may generally prepay the loan in part or in full without penalty.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $5.6 billion as of June 30, 2021 and December 31, 2020, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to disclose the market value of the Company’s debt would be classified as Level 1.
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

CCOH 7.75% Senior Notes Due 2028
On February 17, 2021, the Company completed the sale of $1.0 billion in aggregate principal amount of 7.75% Senior Notes due 2028 (the “CCOH 7.75% Senior Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the U.S. pursuant to Regulation S under the Securities Act.
On the same date, the Company entered into an indenture, dated as of February 17, 2021 (the “CCOH 7.75% Senior Notes Indenture”), by and among the Company, the subsidiaries of the Company acting as guarantors party thereto (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.
The CCOH 7.75% Senior Notes mature on April 15, 2028 and bear interest at a rate of 7.75% per annum. Interest on the CCOH 7.75% Senior Notes is payable to the holders thereof semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021.
The CCOH 7.75% Senior Notes are guaranteed on a senior unsecured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 7.75% Senior Notes (i) rank pari passu in right of payment with all existing and future senior indebtedness of the Company; (ii) are senior in right of payment to all of the future subordinated indebtedness of the Company and the Guarantors; (iii) are effectively subordinated to all of the Company’s and the Guarantors’ existing and future indebtedness secured by a lien, to the extent of the value of such collateral; and (iv) are structurally subordinated to any existing and future obligations of any existing or future subsidiaries of the Company that do not guarantee the CCOH 7.75% Senior Notes, including all of the Company’s foreign subsidiaries.
The Company may redeem all or a portion of the CCOH 7.75% Senior Notes beginning on April 15, 2024 at the redemption prices set forth in the CCOH 7.75% Senior Notes Indenture. Prior to April 15, 2024, the Company may redeem all or a portion of the CCOH 7.75% Senior Notes at a redemption price equal to 100% of the principal amount of the CCOH 7.75% Senior Notes plus the “make-whole” premium described in the CCOH 7.75% Senior Notes Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH 7.75% Senior Notes at any time prior to April 15, 2024 using the net proceeds from certain equity offerings at 107.75% of the principal amount of the CCOH 7.75% Senior Notes.
The CCOH 7.75% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens.
CCOH 7.5% Senior Notes Due 2029
On June 1, 2021, the Company completed the sale of $1.05 billion in aggregate principal amount of 7.5% Senior Notes due 2029 (the “CCOH 7.5% Senior Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act.
On the same date, the Company entered into an indenture, dated as of June 1, 2021 (the “CCOH 7.5% Senior Notes Indenture”), by and among the Company, the Guarantors, and U.S. Bank National Association, as trustee.
The CCOH 7.5% Senior Notes mature on June 1, 2029 and bear interest at a rate of 7.5% per annum. Interest on the CCOH 7.5% Senior Notes is payable to the holders thereof semi-annually on June 1 and December 1 of each year, beginning on December 1, 2021.
The CCOH 7.5% Senior Notes are guaranteed on a senior unsecured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 7.5% Senior Notes (i) rank pari passu in right of payment with all existing and future senior indebtedness of the Company; (ii) are senior in right of payment to all of the future subordinated indebtedness of the Company and the Guarantors; (iii) are effectively subordinated to all of the Company’s and the Guarantors’ existing and future indebtedness secured by a lien, to the extent of the value of the collateral securing such debt; and (iv) are structurally subordinated to any existing and future obligations of any existing or future subsidiaries of the Company that do not guarantee the CCOH 7.5% Senior Notes, including all of the Company’s foreign subsidiaries.

The Company may redeem all or a portion of the CCOH 7.5% Senior Notes beginning on June 1, 2024 at the redemption prices set forth in the CCOH 7.5% Senior Notes Indenture. Prior to June 1, 2024, the Company may redeem all or a portion of the CCOH 7.5% Senior Notes at a redemption price equal to 100% of the principal amount of the CCOH 7.5% Senior Notes plus the “make-whole” premium described in the CCOH 7.5% Senior Notes Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH 7.5% Senior Notes at any time prior to June 1, 2024 using the net proceeds from certain equity offerings at 107.5% of the principal amount of the CCOH 7.5% Senior Notes.
The CCOH 7.5% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens.
Letters of Credit, Surety Bonds and Guarantees
As of June 30, 2021, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $1.8 million of remaining excess availability. Additionally, the Company had $62.2 million of letters of credit outstanding under its receivables-based credit facility, which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $49.9 million. Additionally, as of June 30, 2021, the Company had $95.5 million and $31.6 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.8 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
In February 2021, the Company negotiated a final settlement with the Italian tax authorities to repay a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $21.7 million, including penalties and interest. The Company had previously made payments of $8.1 million and applied VAT recoverable of $1.7 million against the outstanding balance. During the first six months of 2021, the Company paid an additional $4.0 million, with the majority of the residual amount to be paid in quarterly installments over the next four years.
NOTE 6 – INCOME TAXES
Income Tax Benefit
The Company’s income tax benefit for the three and six months ended June 30, 2021 and 2020 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax benefit (expense)	$(1,042)	$(19,764)	$1,021	$(17,800)
Deferred tax benefit	1,470	38,985	28,104	21,242
Income tax benefit	$428	$19,221	$29,125	$3,442
The effective tax rates for the three and six months ended June 30, 2021 were 0.3% and 6.0%, respectively, compared to 11.9% and 0.8% for the three and six months ended June 30, 2020, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, during the six months ended June 30, 2020, the Company recorded $57.8 million of tax expense as a result of selling its 50.91% stake in Clear Media.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Structures	$2,362,206	$2,378,124
Furniture and other equipment	254,277	244,913
Land, buildings and improvements	149,856	149,992
Construction in progress	34,506	42,366
Property, plant and equipment, gross	2,800,845	2,815,395
Less: Accumulated depreciation	(1,983,700)	(1,926,571)
Property, plant and equipment, net	$817,145	$888,824

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$707,578	$—	$826,528	$—
Transit, street furniture and other outdoor contractual rights	455,426	(399,799)	458,316	(398,186)
Permanent easements	163,258	—	162,900	—
Trademarks	83,569	(18,394)	83,569	(14,229)
Other	2,010	(1,691)	2,072	(1,691)
Total intangible assets	$1,411,841	$(419,884)	$1,533,385	$(414,106)
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
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the six months ended June 30, 2021:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2020(1)	$507,819	$201,818	$—	$709,637
Foreign currency	—	(6,104)	—	(6,104)
Balance as of June 30, 2021	$507,819	$195,714	$—	$703,533
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
In Europe, the Company is continuing to make relevant announcements to employees on a country by country basis regarding the intended reduction in force and related cost reduction and restructuring actions. In April 2021, the Company revised its international restructuring plan to reflect delays in implementing the Europe portion of the plan and additional headcount reductions in Europe. The Company expects this revised plan to be substantially complete by the end of the first quarter of 2023 and estimates that total charges for the Europe portion of the international restructuring plan, which includes charges already incurred, will be in a range of approximately $51 million to $56 million. As of June 30, 2021, the Company had incurred a total amount of $25.6 million in costs in its Europe segment in connection with the Europe portion of the restructuring plan, including $15.5 million and $17.2 million during the three and six months ended June 30, 2021, respectively. Substantially all charges related to this plan were or are expected to be severance benefits and related costs.

The following table presents changes in the liability balances related to these restructuring plans during the six months ended June 30, 2021:

(In thousands)	Americas	Europe	Other	Corporate	Total
Balance as of December 31, 2020	$2,533	$2,455	$—	$818	$5,806
Costs incurred and charged to Direct operating expenses(1)	—	9,135	—	—	9,135
Costs incurred and charged to Selling, general and administrative expenses(1)	—	8,076	—	—	8,076
Costs incurred and charged to Corporate expenses	—	—	—	1,065	1,065
Costs paid or otherwise settled	(1,810)	(4,807)	—	(1,393)	(8,010)
Balance as of June 30, 2021	$723	$14,859	$—	$490	$16,072
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
In addition, during the three and six months ended June 30, 2021, the Company incurred $0.1 million and $1.5 million of restructuring costs, respectively, in Corporate related to termination benefits associated with a cost-savings initiative outside of the aforementioned restructuring plans, which was substantially completed and paid as of June 30, 2021.
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and six months ended June 30, 2021 and 2020:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to the Company – common shares	$(124,580)	$(137,198)	$(456,933)	$(414,689)
Denominator:
Weighted average common shares outstanding – basic	468,847	464,474	467,364	463,970
Weighted average common shares outstanding – diluted	468,847	464,474	467,364	463,970
Net loss attributable to the Company per share of common stock:
Basic	$(0.27)	$(0.30)	$(0.98)	$(0.89)
Diluted	$(0.27)	$(0.30)	$(0.98)	$(0.89)
Outstanding equity awards of 22.6 million and 12.4 million shares for the three months ended June 30, 2021 and 2020, respectively, and 24.3 million and 12.9 million for the six months ended June 30, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents in the Balance Sheet	$563,993	$785,308
Restricted cash included in:
Other current assets	1,372	1,433
Other assets	7,928	8,320
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$573,293	$795,061

Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$516,409	$500,372
Less: Allowance for credit losses	(26,632)	(32,043)
Accounts receivable, net	$489,777	$468,329
Credit loss expense related to accounts receivable was $(2.3) million and $8.2 million during the three months ended June 30, 2021 and 2020, respectively. Credit loss expense related to accounts receivable was $(3.0) million and $11.9 million during the six months ended June 30, 2021 and 2020, respectively.
Other Comprehensive Income (Loss)
There were no changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020.
Share-Based Compensation
On May 5, 2021, the Company’s stockholders approved the adoption of the 2012 Second Amended and Restated Equity Incentive Plan (the “2021 Plan”), which amends and restates the 2012 Amended and Restated Stock Incentive Plan. The 2021 Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants, or advisers. The Company had 40,903,499 shares available for issuance under the 2021 Plan as of June 30, 2021, assuming a 100% payout of the Company’s outstanding performance stock units.
On July 27, 2021, the Compensation Committee of the Board of Directors approved grants of 5.3 million restricted stock units ("RSUs") and 2.1 million performance stock units ("PSUs") to certain of its employees.
•The RSUs generally vest in three equal annual installments on each of April 1, 2022, April 1, 2023 and April 1, 2024, provided that the recipient is still employed by or providing services to the Company on each vesting date.
•The PSUs will vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on July 1, 2021 and ending on March 31, 2024 (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares. If the Company achieves Relative TSR at the 60th percentile, the PSU will be earned at 100% of the target number of shares. If the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares. To the extent Relative TSR is between vesting levels, the portion of the PSUs that become vested will be determined using straight line interpolation. The PSUs are considered market condition awards pursuant to ASC Topic 260, Earnings Per Share.
Amendment to Shareholder Rights Plan
On May 14, 2021, the Company’s Board of Directors approved an amendment to the Company’s existing shareholder rights plan (the “Rights Plan”), extending its expiration date from May 14, 2021 to April 15, 2022. All other terms and conditions of the Rights Plan adopted in May 2020 remain unchanged.

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
•Liquidity and Capital Resources – Discussion of our cash flows, anticipated cash requirements, sources and uses of capital and liquidity and debt covenants.
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
We typically experience our lowest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year. However, as described below, our financial performance in 2020 and the first half of 2021 was severely impacted by COVID-19. The extent to which COVID-19 will impact our results for the remainder of the year will depend on future developments, which remain uncertain.
COVID-19 Update
As described in our 2020 Annual Report on Form 10-K, COVID-19 has had a significant adverse impact on our results of operations starting in March 2020. Due to the timing and nature of the geographic spread of COVID-19, the adverse impacts to our results of operations during the first quarter of 2020 were primarily limited to our operations in China and certain markets in Europe that experienced the most concentrated outbreaks during this time. Due to the continued global spread of COVID-19, including throughout the U.S., we experienced significant adverse effects on our results of operations throughout our business during the remainder of 2020 and the first quarter of 2021, with the severity of the negative impacts on out-of-home metrics, travel patterns, consumer behavior and economic activity fluctuating based on the evolving nature of COVID-19 developments in each geographic region.
During the second quarter of 2021, we saw positive trends in revenue for each of our segments as global reported daily COVID-19 cases declined and mobility levels continued to increase. Although revenues continue to remain below historic norms throughout much of our business, our quarterly results reflect both year-over-year and sequential quarter increases in revenue.

•In our Americas segment, we have seen significant increases in revenue across most products, primarily driven by strength in our billboard inventory, particularly digital. This was slightly offset by the performance of our airport display revenue, which has been the most significantly impacted by COVID-19.
•In our Europe segment, the relaxation of COVID-19 restrictions led to significant improvements in our revenue performance during the second quarter of 2021, with sequential improvements in each month. We saw the largest recovery in revenue from roadside structures while revenue from transit displays is recovering more slowly.
While we continue to experience customer advertising buying decisions later in the buying cycle, we are currently seeing a significant increase in bookings across all segments of the business during the third quarter of 2021.
Since the onset of the pandemic, we have taken various measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives, restructuring plans to reduce headcount and other targeted liquidity measures, and we continue to consider other cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant. However, the duration and severity of COVID-19 continue to evolve and remain uncertain, and the extent to which COVID-19 will ultimately impact our results will depend on future developments, including the pace of vaccine distribution, government responses to future outbreaks, and the spread of variants. The curtailed customer demand we have experienced and are continuing to experience could continue to materially adversely impact our business, results of operations and overall financial performance in future periods.
Executive Summary
The key developments in our business during the six months ended June 30, 2021 are summarized below:
•Consolidated revenue increased 4.2%, primarily on the strength of the second quarter, as we started to recover from COVID-19’s impacts.
•During the six months ended June 30, 2021, we recognized reductions of expense for negotiated rent abatements and European governmental support and wage subsidies of $57.3 million and $6.7 million, respectively.
•In February, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028 (the "CCOH 7.75% Senior Notes"). In March, we used the net proceeds from this issuance to redeem $940.0 million aggregate principal amount of the 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”).
•In April, we revised the Europe portion of our international restructuring plan. We expect this portion of the plan to be substantially complete by the end of the first quarter of 2023 with total charges, including charges already incurred, in a range of approximately $51 million to $56 million. We expect the Europe portion of the plan to result in pre-tax annual cost savings in excess of $28 million. During the six months ended June 30, 2021, we incurred $17.2 million of costs pursuant to this plan.
•In May, we entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through December 31, 2021 and further delay the scheduled financial covenant step-down until September 30, 2022.
•In June, we issued $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029 (the “CCOH 7.5% Senior Notes”) and used the net proceeds from this issuance to redeem the remaining outstanding CCWH Senior Notes. Additionally, a non-guarantor European subsidiary borrowed approximately $35.6 million through a state-guaranteed loan program established in response to COVID-19.
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
Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$531,082	$314,906	68.6%	$901,990	$865,715	4.2%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	306,224	254,553	20.3%	589,514	604,822	(2.5)%
Selling, general and administrative expenses (excludes depreciation and amortization)	112,865	99,688	13.2%	210,435	223,392	(5.8)%
Corporate expenses (excludes depreciation and amortization)	37,728	32,665	15.5%	71,770	69,003	4.0%
Depreciation and amortization	62,567	66,192	(5.5)%	124,419	141,945	(12.3)%
Impairment charges	—	—	—%	118,950	123,137	(3.4)%
Other operating income, net	(1,740)	(69,600)		(1,623)	(63,579)
Operating income (loss)	13,438	(68,592)		(211,475)	(233,005)
Interest expense, net	(90,242)	(88,742)		(182,935)	(178,884)
Loss on extinguishment of debt	(51,656)	—		(102,757)	—
Other income (expense), net	3,631	(4,490)		10,185	(23,379)
Loss before income taxes	(124,829)	(161,824)		(486,982)	(435,268)
Income tax benefit	428	19,221		29,125	3,442
Consolidated net loss	(124,401)	(142,603)		(457,857)	(431,826)
Less amount attributable to noncontrolling interest	179	(5,405)		(924)	(17,137)
Net loss attributable to the Company	$(124,580)	$(137,198)		$(456,933)	$(414,689)
Consolidated Revenue
Consolidated revenue increased $216.2 million, or 68.6%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $23.9 million impact of movements in foreign exchange rates, consolidated revenue increased $192.3 million, or 61.1%. During the second quarter of 2020, revenue throughout our business was adversely affected by COVID-19 as governments around the world locked down wide areas to limit the spread of the virus, resulting in reduced customer demand and the loss of advertising campaigns. As lockdowns have been lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue across our portfolio.
Consolidated revenue increased $36.3 million, or 4.2%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $35.8 million impact of movements in foreign exchange rates, consolidated revenue increased $0.5 million, or 0.1%, as increased revenues during the three months ended June 30, 2021 were mostly offset by the significant adverse impacts of COVID-19 during the three months ended March 31, 2021 as well as the sale of our Clear Media business on April 28, 2020.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $51.7 million, or 20.3%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $19.5 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $32.2 million, or 12.6%. Higher site lease expense contributed to the increase; however, it was lessened by favorability from negotiated rent abatements. Employee compensation costs also increased as we ceased certain temporary operating cost savings initiatives, experienced a reduction in the level of European governmental support and wage subsidies, and incurred charges for severance and related costs for the restructuring plans to reduce headcount. In addition, the sale of our Clear Media business decreased direct operating expenses accordingly.
Consolidated direct operating expenses decreased $15.3 million, or 2.5%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $33.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $48.6 million, or 8.0%, primarily driven by the sale of our Clear Media business and an increase in negotiated rent abatements. These decreases were partially offset by severance and related costs for the restructuring plans to reduce headcount.
The following table provides additional information about certain of the drivers of consolidated direct operating expenses for the three and six months ended June 30, 2021 and 2020:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reductions of consolidated rent expense on lease and non-lease contracts due to negotiated rent abatements	$34.6	$29.4	$57.3	$29.4
European governmental support and wage subsidies	1.4	4.3	4.9	4.3
Restructuring and other costs(1)	9.1	0.8	10.0	1.0
(1)Includes severance and related costs of $8.9 million and $9.1 million during the three and six months ended June 30, 2021, respectively, related to restructuring plans to reduce headcount.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $13.2 million, or 13.2%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $6.2 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $7.0 million, or 7.0%, largely driven by higher employee compensation costs from commissions and variable incentive compensation as operating performance improved. Additionally, we incurred severance and related costs for the restructuring plans to reduce headcount. These increases were partially offset by lower credit loss expense related to our recovery from COVID-19 and the sale of our Clear Media business.
Consolidated SG&A expenses decreased $13.0 million, or 5.8%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $10.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $23.1 million, or 10.3%, driven by the sale of our Clear Media business and lower credit loss expense related to our recovery from COVID-19, partially offset by severance and related costs for the restructuring plans to reduce headcount.
The following table provides additional information about certain of the drivers of consolidated SG&A expenses for the three and six months ended June 30, 2021 and 2020:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
European governmental support and wage subsidies	$0.6	$3.2	$1.8	$3.2
Restructuring and other costs(1)	7.0	1.5	8.8	3.1
(1)Includes severance and related costs of $6.7 million and $8.1 million during the three and six months ended June 30, 2021, respectively, related to restructuring plans to reduce headcount.

Corporate Expenses
Corporate expenses increased $5.1 million, or 15.5%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $1.7 million impact of movements in foreign exchange rates, corporate expenses increased $3.4 million, or 10.3%, largely driven by higher variable incentive compensation related to improvements in operating performance, higher share-based compensation and the ceasing of certain temporary operating cost savings initiatives, including salary reductions, implemented during 2020.
Corporate expenses increased $2.8 million, or 4.0%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $2.4 million impact from movements in foreign exchange rates, corporate expenses increased $0.3 million, or 0.5%.
Restructuring and other costs included within corporate expenses were $2.5 million and $3.1 million during the three months ended June 30, 2021 and 2020, respectively, and $7.1 million and $8.3 million during the six months ended June 30, 2021 and 2020, respectively. Included within these restructuring and other costs for the three and six months ended June 30, 2021 were severance and related costs of $0.2 million and $1.1 million, respectively, related to the restructuring plans to reduce headcount.
Depreciation and Amortization
Depreciation and amortization decreased $3.6 million, or 5.5%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $2.1 million impact of movements in foreign exchange rates, depreciation and amortization decreased $5.7 million, or 8.6%.
Depreciation and amortization decreased $17.5 million, or 12.3%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $3.7 million impact of movements in foreign exchange rates, depreciation and amortization decreased $21.2 million, or 15.0%.
The decrease in depreciation and amortization for both the three and six periods is mainly driven by the sale of our Clear Media business.
Impairment Charges
We did not recognize any impairment charges during the three months ended June 30, 2021 or 2020. However, during the six months ended June 30, 2021 and 2020, we recognized impairment charges of $119.0 million and $123.1 million, respectively, on indefinite-lived permits in multiple markets of our Americas segment. The impairments during both of these periods were driven by increases in the discount rate and reductions in projected cash flows related to the negative impacts of COVID-19 on our financial statements.
Other Operating Income, Net
For the three and six months ended June 30, 2021, we recognized other operating income, net, of $1.7 million and $1.6 million, respectively.
Other operating income, net, of $69.6 million and $63.6 million for the three and six months ended June 30, 2020, respectively, was primarily driven by a gain on the sale of our Clear Media business of $75.2 million, partially offset by legal costs and consulting fees incurred related to the sale.
Interest Expense, Net
Interest expense, net, increased $1.5 million during the three months ended June 30, 2021 compared to the same period of 2020. The increase in interest due to the issuance of the Clear Channel International B.V. 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”) in August 2020 was largely offset by lower interest on our Term Loan Facility due to quarterly payments of principal and a favorable change in the interest rate.
Interest expense, net, increased $4.1 million during the six months ended June 30, 2021 compared to the same period of 2020. This was primarily driven by the issuance of the CCIBV Senior Secured Notes in August 2020 and, to a lesser extent, the overlapping period between the issuance of the CCOH 7.75% Senior Notes in February 2021 and the partial redemption of the CCWH Senior Notes in March 2021. These increases were partially offset by lower interest on our Term Loan Facility due to quarterly payments of principal and a favorable change in the interest rate.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2021, we recognized losses on extinguishment of debt of $51.7 million and $102.8 million, respectively, related to the redemption of the CCWH Senior Notes. We did not extinguish any debt during the three or six months ended June 30, 2020.

Other Income (Expense), Net
For the three months ended June 30, 2021 and 2020, we recognized other income, net, of $3.6 million and other expense, net, of $4.5 million, respectively, and for the six months ended June 30, 2021 and 2020, we recognized other income, net, of $10.2 million and other expense, net, of $23.4 million, respectively, primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit
The effective tax rates for the three and six months ended June 30, 2021 were 0.3% and 6.0%, respectively, compared to 11.9% and 0.8% for the three and six months ended June 30, 2020, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, we recorded $57.8 million of tax expense in 2020 as a result of selling our 50.91% stake in Clear Media.
Americas Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$271,620	$199,700	36.0%	$483,504	$495,487	(2.4)%
Direct operating expenses(1)	100,142	108,301	(7.5)%	205,973	243,524	(15.4)%
SG&A expenses(1)	44,754	45,428	(1.5)%	87,609	98,757	(11.3)%
Segment Adjusted EBITDA	127,221	47,019	170.6%	191,441	154,977	23.5%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Americas revenue increased $71.9 million, or 36.0%, during the three months ended June 30, 2021 compared to the same period of 2020. During the second quarter of 2020, Americas revenue was adversely affected by COVID-19 as cities and states throughout the U.S. were locked down to limit the spread of the virus, resulting in reduced customer demand and the loss of advertising campaigns. As lockdowns have been lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue across our products, with the exception of revenue from airport displays, which decreased 4.7% to $24.6 million as compared to $25.8 million during the same period of 2020. Total digital revenue increased 73.8% to $85.2 million during the three months ended June 30, 2021 as compared to $49.0 million during the same period of 2020. Digital revenue from billboards, street furniture and spectaculars was $74.8 million during the three months ended June 30, 2021 as compared to $37.8 million during the same period of 2020, while digital revenue from transit, including airport, displays was $10.4 million during the three months ended June 30, 2021 as compared to $11.2 million during the same period of 2020. Revenue generated from national sales comprised 37.1% and 37.3% of total revenue for the three months ended June 30, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses decreased $8.2 million, or 7.5%, during the three months ended June 30, 2021 compared to the same period of 2020 driven by lower site lease expenses related to negotiated rent abatements with landlords and municipalities. Americas site lease expense, which includes rent expense on both lease and non-lease contracts, decreased 14.2% to $76.6 million during the three months ended June 30, 2021 as compared to $89.3 million during the same period of 2020. This was partially offset by higher direct production, maintenance and installation expenses related to higher revenue.
Americas SG&A expenses decreased $0.7 million, or 1.5%, during the three months ended June 30, 2021 compared to the same period of 2020. Lower credit loss expense related to our recovery from COVID-19 was mostly offset by higher employee compensation driven by improvements in operating performance.

Six Months
Americas revenue decreased $12.0 million, or 2.4%, during the six months ended June 30, 2021 compared to the same period of 2020. The largest driver was lower revenue from airport displays, which decreased 43.2% to $44.1 million as compared to $77.7 million during the same period of 2020. This was partially offset by higher revenue from digital billboard and street furniture displays. Total digital revenue increased 0.2% to $148.1 million during the six months ended June 30, 2021 as compared to $147.8 million during the same period of 2020. Digital revenue from billboards, street furniture and spectaculars was $131.0 million during the six months ended June 30, 2021 as compared to $112.0 million during the same period of 2020. Digital revenue from transit, including airport displays, was $17.1 million during the six months ended June 30, 2021 as compared to $35.8 million during the same period of 2020. Revenue generated from national sales comprised 36.6% and 37.5% of total revenue for the six months ended June 30, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses decreased $37.6 million, or 15.4%, during the six months ended June 30, 2021 compared to the same period of 2020 primarily due to lower site lease expenses driven by lower revenue from airport displays and negotiated rent abatements with landlords and municipalities. Americas site lease expense decreased 18.7% to $160.7 million during the six months ended June 30, 2021 as compared to $197.8 million during the same period of 2020.
Americas SG&A expenses decreased $11.1 million, or 11.3%, during the six months ended June 30, 2021 compared to the same period of 2020 primarily driven by lower credit loss expense related to our recovery from COVID-19.
Europe Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$247,124	$107,346	130.2%	$396,648	$319,036	24.3%
Direct operating expenses(1)	197,525	130,896	50.9%	367,007	304,492	20.5%
SG&A expenses(1)	63,529	46,426	36.8%	112,896	99,557	13.4%
Segment Adjusted EBITDA	1,744	(68,819)	102.5%	(65,885)	(82,930)	20.6%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Europe revenue increased $139.8 million, or 130.2%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $23.0 million impact of movements in foreign exchange rates, Europe revenue increased $116.8 million, or 108.8%. During the second quarter of 2020, Europe revenue was significantly adversely affected by COVID-19 as governments locked down countries experiencing concentrated outbreaks of the virus, resulting in reduced customer demand and the loss of advertising campaigns. As lockdown restrictions have eased and mobility levels have increased in the second quarter of 2021, we have seen corresponding increases in revenue across all our products and in each country in which we operate, with the largest increases occurring in France and the United Kingdom (“U.K.”). Europe digital revenue increased $52.5 million, or 188.6%, to $80.3 million during the three months ended June 30, 2021 as compared to $27.8 million during the same period of 2020. Excluding the $8.1 million impact of movements in foreign exchange rates, Europe digital revenue increased $44.4 million, or 159.6%.
Europe direct operating expenses increased $66.6 million, or 50.9%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $18.9 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $47.7 million, or 36.4%, largely driven by higher site lease expense due to lower negotiated rent abatements, higher revenue and new contracts. Europe site lease expense, which includes rent expense on both lease and non-lease contracts, increased 42.6% to $111.0 million during the three months ended June 30, 2021 as compared to $77.8 million during the same period of 2020. Excluding the $10.7 million impact of movements in foreign exchange rates, Europe site lease expense increased $22.5 million, or 28.9%. The remaining increase in direct operating expenses was driven by higher employee compensation costs, which increased as we ceased certain temporary operating cost savings initiatives, experienced a reduction in the level of governmental support and wage subsidies, and incurred charges related to our restructuring plan to reduce headcount. Direct operating expenses increased in each country in which we operate, with the largest increase occurring in France.

Europe SG&A expenses increased $17.1 million, or 36.8%, during the three months ended June 30, 2021 compared to the same period of 2020. Excluding the $5.9 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $11.2 million, or 24.1%, driven by higher employee compensation costs from commissions, a reduction in the level of governmental support and wage subsidies, and charges incurred related to our restructuring plan to reduce headcount. The largest increase in SG&A expenses occurred in France.
Six Months
Europe revenue increased $77.6 million, or 24.3%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $35.4 million impact of movements in foreign exchange rates, Europe revenue increased $42.2 million, or 13.2%. Higher revenue from street furniture displays and, to a lesser extent, retail displays and billboards was partially offset by lower revenue from transit displays. We experienced higher revenues in most of the countries in which we operate, with the largest increases in the U.K. and France. Europe digital revenue increased $30.9 million, or 33.5%, to $122.9 million during the six months ended June 30, 2021 as compared to $92.0 million during the same period of 2020. Excluding the $11.5 million impact of movements in foreign exchange rates, Europe digital revenue increased $19.4 million, or 21.1%.
Europe direct operating expenses increased $62.5 million, or 20.5%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $33.2 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $29.3 million, or 9.6%, largely driven by higher site lease expense due to higher revenue, lower negotiated rent abatements and new contracts. Europe site lease expense increased 17.4% to $212.6 million during the six months ended June 30, 2021 as compared to $181.1 million during the same period of 2020. Excluding the $19.4 million impact of movements in foreign exchange rates, Europe site lease expense increased $12.1 million, or 6.7%. The remaining increase in direct operating expenses was mainly driven by charges related to our restructuring plan to reduce headcount and higher employee compensation costs, which increased as we ceased certain temporary operating cost savings initiatives and experienced a reduction in the level of governmental support and wage subsidies. Direct operating expenses increased in most of the countries in which we operate, with the largest increase in France.
Europe SG&A expenses increased $13.3 million, or 13.4%, during the six months ended June 30, 2021 compared to the same period of 2020. Excluding the $10.1 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $3.2 million, or 3.3%. This increase was primarily driven by charges incurred related to our restructuring plan to reduce headcount.
Other Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$12,338	$7,860	57.0%	$21,838	$51,192	(57.3)%
Direct operating expenses(1)	8,557	15,356	(44.3)%	16,534	56,806	(70.9)%
SG&A expenses(1)	4,582	7,834	(41.5)%	9,930	25,078	(60.4)%
Segment Adjusted EBITDA(2)	(921)	(15,255)	94.0%	(4,746)	(30,442)	84.4%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
(2)Our Latin America business represented ($0.9) million and ($5.7) million of Other Segment Adjusted EBITDA for the three months ended June 30, 2021 and 2020, respectively, and ($4.7) million and ($3.8) million of Other Segment Adjusted EBITDA for the six months ended June 30, 2021 and 2020, respectively.
Three Months
Other revenue increased $4.5 million, or 57.0%, during the three months ended June 30, 2021 compared to the same period of 2020, driven by an increase in revenue from our Latin America business, which was $12.3 million and $3.4 million during the three months ended June 30, 2021 and 2020, respectively. During the second quarter of 2020, Latin America revenue was adversely affected by COVID-19 as governments locked down countries experiencing outbreaks of the virus, resulting in reduced customer demand and the loss of advertising campaigns. As lockdowns continue to be lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue. This increase in revenue was partially offset by the sale of our Clear Media business. Excluding the $0.9 million impact of movements in foreign exchange rates, Other revenue increased $3.6 million, or 45.4%.

Other direct operating expenses decreased $6.8 million, or 44.3%, during the three months ended June 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. Direct operating expenses from our Latin America business were $8.6 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, with the increase primarily due to higher site lease expense. Excluding the $0.6 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $7.4 million, or 48.1%.
Other SG&A expenses decreased $3.3 million, or 41.5%, during the three months ended June 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. SG&A expenses from our Latin America business were $4.6 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively. Excluding the $0.3 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $3.6 million, or 45.0%.
Six Months
Other revenue decreased $29.4 million, or 57.3%, during the six months ended June 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. Revenue from our Latin America business was $21.8 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively. Excluding the $0.4 million impact of movements in foreign exchange rates, Other revenue decreased $29.8 million, or 58.1%.
Other direct operating expenses decreased $40.3 million, or 70.9%, during the six months ended June 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. Direct operating expenses from our Latin America business were $16.5 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively. Excluding the $0.1 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $40.4 million, or 71.1%.
Other SG&A expenses decreased $15.1 million, or 60.4%, during the six months ended June 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. SG&A expenses from our Latin America business were $9.9 million and $9.5 million for the six months ended June 30, 2021 and 2020, respectively. Movements in foreign exchange rates did not have an impact on our SG&A expenses during this period.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2021 and 2020:

(In thousands)	Six Months Ended June 30,
	2021	2020
Net cash provided by (used for):
Operating activities	$(232,244)	$(24,422)
Investing activities	$(47,112)	$149,576
Financing activities	$57,632	$138,392
 Operating Activities
During the six months ended June 30, 2021, net cash used for operating activities was $232.2 million. COVID-19 adversely impacted current period sales and fourth quarter sales activity resulting in less cash collections during the period. Cash paid for interest of $212.0 million was largely related to the CCWH Senior Notes, including accrued and unpaid interest of $34.5 million due upon redemption of the CCWH Senior Notes. During this period, we also made quarterly interest payments on our senior secured credit facilities and semi-annual interest payments on the 5.125% Senior Secured Notes due 2027 (the “CCOH Senior Secured Notes”) and CCIBV Senior Secured Notes. In addition, net cash outflows included the payment of site lease costs that were previously deferred.
During the six months ended June 30, 2020, net cash used for operating activities was $24.4 million. Cash paid for interest was $155.2 million, related to interest payments on the CCWH Senior Notes, our senior secured credit facilities and the CCOH Senior Secured Notes. This was partially offset by a decrease in accounts receivable as collections exceeded sales, driven by a combination of normal seasonality of the business and the adverse impacts of COVID-19.

Investing Activities
Cash used for investing activities reflects our capital expenditures, which primarily relate to construction and sustaining activities for billboards, street furniture and other out-of-home advertising displays, including digital displays. We had the following capital expenditures during the six months ended June 30, 2021 and 2020:

(In thousands)	Six Months Ended June 30,
	2021	2020
Americas	$24,131	$31,896
Europe	17,306	19,422
Other(1)	2,220	8,385
Corporate	6,109	7,260
Total	$49,766	$66,963
(1)Other capital expenditures during the six months ended June 30, 2020 included the purchase of concession rights in China, prior to the sale of Clear Media.
Net cash provided by investing activities during the six months ended June 30, 2020 also reflects the April 2020 sale of Clear Media, which resulted in $216.0 million of proceeds, net of cash retained by Clear Media.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2021 reflected $36.1 million of net cash proceeds from the issuances of the CCOH 7.75% Senior Notes and CCOH 7.5% Senior Notes, after the payment of debt issuance costs and redemption of the CCWH Senior Notes at 104.625% of the principal amount. This cash was used to pay interest upon the redemption of the CCWH Senior Notes, which is reflected in operating activities on the cash flow statement. We also received $35.6 million of proceeds from a state-guaranteed loan incurred by one of our non-guarantor European subsidiaries in response to COVID-19. These cash inflows were partially offset by principal payments of $10.0 million on our Term Loan Facility.
Net cash provided by financing activities during the six months ended June 30, 2020 primarily reflected the cautionary draw of $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19, partially offset by principal payments of $10.0 million on our Term Loan Facility.
Anticipated Cash Requirements
Sources of Capital and Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations and our credit facilities. In February 2021, we issued $1.0 billion aggregate principal amount of CCOH 7.75% Senior Notes and used the net proceeds to redeem $940.0 million aggregate principal amount of our CCWH Senior Notes in March 2021. In June 2021, we issued $1.05 billion aggregate principal amount of CCOH 7.5% Senior Notes and used the net proceeds to redeem the remaining outstanding $961.5 million aggregate principal amount of the CCWH Senior Notes. In June 2021, one of our non-guarantor European subsidiaries entered into an unsecured loan of approximately $35.6 million with a third-party lender through a state-guaranteed loan program established in response to COVID-19.
As of June 30, 2021, we had $564.0 million of cash on our balance sheet, including $200.7 million of cash held outside the U.S. by our foreign subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Additionally, as of June 30, 2021, we had excess availability of $49.9 million under our Receivables-Based Credit Facility and $1.8 million under our Revolving Credit Facility.

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
We continue to execute on the Europe portion of our international restructuring plan to reduce headcount and incurred approximately $17.2 million in related charges during the six months ended June 30, 2021. In April 2021, we revised the Europe portion of this restructuring plan to reflect delays in implementation and additional headcount reductions. As revised, we estimate that total charges for this portion of the plan, including $25.6 million of charges already incurred, will be in a range of approximately $51 million to $56 million, all of which is expected to result in cash expenditures. Substantially all charges related to this plan were or are expected to be severance benefits and related costs. We expect the revised plan to be substantially complete by the end of the first quarter of 2023 and to result in pre-tax annual cost savings in excess of $28 million. However, actual final charges pursuant to this plan may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect. During the six months ended June 30, 2021, we made cash expenditures of $4.8 million related to the Europe portion of our international restructuring plan. In addition, we made cash expenditures of $1.8 million related to our restructuring plan to reduce headcount in our Americas segment, which was completed during the fourth quarter of 2020, and $1.4 million related to costs incurred in conjunction with these plans related to corporate operations. Refer to Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on our restructuring plans.
During the six months ended June 30, 2021, we spent $212.0 million of cash to pay interest on our debt. We anticipate having approximately $175.0 million of cash interest payment obligations during the remainder of 2021 and $324.0 million of cash interest payment obligations in 2022, assuming we do not refinance or incur additional debt. Additionally, during the six months ended June 30, 2021, we made $10.0 million of principal payments on the Term Loan Facility and expect to make additional principal payments of $10.0 million on the Term Loan Facility during the remainder of 2021. Our next material debt maturity is in 2024 when the outstanding balance of $130.0 million under the Revolving Credit Facility is due; however, at our option, we may redeem or repay a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. Refer to Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our debt outstanding as of June 30, 2021.
Trends and Uncertainties
We believe that our cash on hand and additional availability under our credit facilities, combined with cash flows from operations and our continued savings initiatives, will enable us to meet our working capital, capital expenditure, debt service, restructuring and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our ability to meet our funding requirements depends on the impacts from these uncertainties, including the ongoing impact of COVID-19, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt or other capital-raising transactions.
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
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of this fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021 and delay the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. In May 2021, we entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through the fourth quarter of 2021 and further delay the scheduled financial covenant step-down until the third quarter of 2022. We are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, through delivery of the March 31, 2022 springing financial covenant calculation and agreed not to make voluntary restricted payments with certain exceptions. We were in compliance with the minimum liquidity covenant as of June 30, 2021.
In addition, each of our debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents. As of June 30, 2021, we were in compliance with the covenants contained in our financing agreements.
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
We perform impairment tests for indefinite-lived intangible assets at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the first quarter of 2021, we performed an impairment test on our indefinite-lived billboard permits due to changes in our estimates and assumptions, specifically an increase in the discount rate, as described below. There were no additional indicators of impairment during the second quarter of 2021.

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
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to additional impairment charges in the future. As of March 31, 2021, markets with billboard permit fair values exceeding carrying amounts by 30% or less represented $124.1 million of the total fair value of billboard permits. These permits had fair values exceeding carrying amounts by $22.4 million in total. The fair value of billboard permits impaired during the three months ended March 31, 2021 was $191.9 million.
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
1, 2, 3 The change in each assumption as of March 31, 2021 would have resulted in additional impairment of $74.9 million, $18.4 million and $77.8 million, respectively.
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

•the risk that indemnities from iHeartMedia, Inc. will not be sufficient to insure us against the full amount of certain liabilities;
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
Our foreign operations reported net losses of $43.1 million and $143.6 million for the three and six months ended June 30, 2021, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and six months ended June 30, 2021 by $4.3 million and $14.4 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three and six months ended June 30, 2021 by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates; as a result, our financial results are affected by changes in interest rates. As of June 30, 2021, 36% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 50% increase in LIBOR, it is estimated that our interest expense for the three and six months ended June 30, 2021 would have increased by $0.5 million and $1.1 million, respectively.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and may continue to impact our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, was adversely affected by these measures, which resulted in significant reductions in time spent out of home by consumers, reductions in advertising and consumer spending, volatile economic conditions and business disruptions across markets globally.
We have experienced, and may experience in the future, significantly reduced advertising spend, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods and could result in future impairments. As lockdowns have been lifted and mobility levels have increased, we have seen corresponding increases across our products, with the exception of our transit business, including airports, which has been the most significantly impacted by such lockdowns and mobility restrictions. Additionally, impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.
Although several COVID-19 vaccines are currently being widely administered in both the U.S. and Europe, the duration and severity of the effects of the pandemic continue to evolve and remain uncertain and may be impacted by various factors, including the pace of COVID-19 vaccine distribution, rates of infection from new COVID-19 variants, and actions taken throughout the world, including in our markets, to contain the coronavirus or manage its impact. The severity, magnitude and duration of COVID-19 continues to be uncertain, evolving, hard to predict and depends on events beyond our knowledge or control. As such, we might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which may be material.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	1,637,788	$1.88	—	—
May 1 through May 31	731	$2.87	—	—
June 1 through June 30	—	$—	—	—
Total	1,638,519	$1.88	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended June 30, 2021 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1
Amendment No. 1 to Rights Agreement, dated as of May 14, 2021, between Clear Channel Outdoor Holdings, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 14, 2021).

4.2
Indenture, dated as of June 1, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

4.3	Form of 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).
10.1
Second Amendment to Credit Agreement, dated as of May 5, 2021, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

July 29, 2021	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer