Form 10-Q
period 2021-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2021-11-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2021
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	470,703,669

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$599,999	$785,308
Accounts receivable, net	537,258	468,329
Prepaid expenses	53,550	49,509
Other current assets	29,569	31,614
Total Current Assets	1,220,376	1,334,760
PROPERTY, PLANT AND EQUIPMENT
Structures, net	597,051	688,947
Other property, plant and equipment, net	187,284	199,877
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	707,967	826,528
Other intangible assets, net	280,273	292,751
Goodwill	699,910	709,637
OTHER ASSETS
Operating lease right-of-use assets	1,603,965	1,632,664
Other assets	68,512	70,109
Total Assets	$5,365,338	$5,755,273
CURRENT LIABILITIES
Accounts payable	$99,236	$101,159
Accrued expenses	456,035	444,492
Current operating lease liabilities	329,819	343,793
Accrued interest	108,886	115,053
Deferred revenue	94,438	64,313
Current portion of long-term debt	21,160	21,396
Total Current Liabilities	1,109,574	1,090,206
NON-CURRENT LIABILITIES
Long-term debt	5,716,742	5,550,890
Non-current operating lease liabilities	1,316,338	1,341,759
Deferred tax liabilities, net	326,326	356,269
Other long-term liabilities	184,182	198,751
Total Liabilities	8,653,162	8,537,875

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	9,693	10,855
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (474,279,094 shares issued as of September 30, 2021; 468,703,164 shares issued as of December 31, 2020)	4,743	4,687
Additional paid-in capital	3,517,302	3,502,991
Accumulated deficit	(6,437,298)	(5,939,534)
Accumulated other comprehensive loss	(374,607)	(358,520)
Treasury stock (3,613,482 shares held as of September 30, 2021; 1,360,252 shares held as of December 31, 2020)	(7,657)	(3,081)
Total Stockholders' Deficit	(3,287,824)	(2,782,602)
Total Liabilities and Stockholders' Deficit	$5,365,338	$5,755,273

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$596,416	$447,505	$1,498,406	$1,313,220
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	324,707	290,610	914,221	895,432
Selling, general and administrative expenses (excludes depreciation and amortization)	118,158	106,871	328,593	330,263
Corporate expenses (excludes depreciation and amortization)	41,806	30,719	113,576	99,722
Depreciation and amortization	65,600	62,427	190,019	204,372
Impairment charges	—	27,263	118,950	150,400
Other operating expense (income), net	(2,422)	5,528	(4,045)	(58,051)
Operating income (loss)	48,567	(75,913)	(162,908)	(308,918)
Interest expense, net	(84,276)	(90,551)	(267,211)	(269,435)
Loss on extinguishment of debt	—	(5,389)	(102,757)	(5,389)
Other income (expense), net	(11,973)	6,493	(1,788)	(16,886)
Loss before income taxes	(47,682)	(165,360)	(534,664)	(600,628)
Income tax benefit	6,894	29,516	36,019	32,958
Consolidated net loss	(40,788)	(135,844)	(498,645)	(567,670)
Less amount attributable to noncontrolling interest	43	93	(881)	(17,044)
Net loss attributable to the Company	$(40,831)	$(135,937)	$(497,764)	$(550,626)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.09)	$(0.29)	$(1.06)	$(1.19)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss attributable to the Company	$(40,831)	$(135,937)	$(497,764)	$(550,626)
Other comprehensive income (loss):
Foreign currency translation adjustments	876	1,561	(17,044)	(4,418)
Reclassification adjustments	—	721	944	721
Other adjustments to comprehensive income (loss), net of tax	—	704	—	685
Other comprehensive income (loss)	876	2,986	(16,100)	(3,012)
Comprehensive loss	(39,955)	(132,951)	(513,864)	(553,638)
Less amount attributable to noncontrolling interest	(6)	65	(13)	(1,836)
Comprehensive loss attributable to the Company	$(39,949)	$(133,016)	$(513,851)	$(551,802)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended September 30, 2021
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2021	473,835,417	$9,769	$4,738	$3,511,398	$(6,396,467)	$(375,489)	$(6,171)	$(3,252,222)
Net income (loss)		43	—	—	(40,831)	—	—	(40,788)
Exercise of stock options and release of stock awards	443,677	—	5	30	—	—	(1,486)	(1,451)
Share-based compensation		—	—	5,874	—	—	—	5,874
Payments to noncontrolling interests		(113)	—	—	—	—	—	(113)
Other comprehensive income (loss)		(6)	—	—	—	882	—	876
Balances at September 30, 2021	474,279,094	$9,693	$4,743	$3,517,302	$(6,437,298)	$(374,607)	$(7,657)	$(3,287,824)

(In thousands, except share data)
	Nine Months Ended September 30, 2021
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net loss		(881)	—	—	(497,764)	—	—	(498,645)
Exercise of stock options and release of stock awards	5,575,930	—	56	(20)	—	—	(4,576)	(4,540)
Share-based compensation		—	—	14,331	—	—	—	14,331
Payments to noncontrolling interests		(268)	—	—	—	—	—	(268)
Other comprehensive loss		(13)	—	—	—	(16,087)	—	(16,100)
Balances at September 30, 2021	474,279,094	$9,693	$4,743	$3,517,302	$(6,437,298)	$(374,607)	$(7,657)	$(3,287,824)

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

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(498,645)	$(567,670)
Reconciling items:
Depreciation, amortization and impairment charges	308,969	354,772
Non-cash operating lease expense	273,334	261,014
Loss on extinguishment of debt	102,757	5,389
Deferred taxes	(30,285)	(49,277)
Gain on disposal of operating and other assets, net	(4,697)	(69,601)
Foreign exchange transaction loss	3,455	15,618
Credit loss expense (reversal)	(3,365)	15,302
Other reconciling items, net	23,421	14,967
Changes in operating assets and liabilities, net of effects of disposition:
Decrease (increase) in accounts receivable	(59,050)	143,473
Decrease (increase) in prepaid expenses and other operating assets	(8,089)	59
Increase in accounts payable and accrued expenses	28,507	37,976
Decrease in operating lease liabilities	(291,144)	(249,785)
Decrease in accrued interest	(5,889)	(37,626)
Increase in deferred revenue	12,104	21,956
Decrease in other operating liabilities	(5,656)	(12,001)
Net cash used for operating activities	(154,273)	(115,434)
Cash flows from investing activities:
Purchases of property, plant and equipment and concession rights	(82,438)	(93,249)
Proceeds from disposal of assets, net	5,671	218,545
Other investing activities, net	(2,672)	(1,034)
Net cash provided by (used for) investing activities	(79,439)	124,262
Cash flows from financing activities:
Draws on credit facilities	—	150,000
Proceeds from long-term debt	2,085,570	375,000
Payments on long-term debt	(2,005,905)	(69,517)
Debt issuance costs	(24,438)	(9,423)
Other financing activities, net	(4,935)	(1,087)
Net cash provided by financing activities	50,292	444,973
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,807)	(13,307)
Net increase (decrease) in cash, cash equivalents and restricted cash	(186,227)	440,494
Cash, cash equivalents and restricted cash at beginning of period	795,061	417,075
Cash, cash equivalents and restricted cash at end of period	$608,834	$857,569
Supplemental disclosures:
Cash paid for interest	$264,387	$302,097
Cash paid for income taxes, net of refunds	$3,533	$11,312

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
Certain prior period amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2021 presentation.
Recent Developments
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. While the duration and severity of the effects of the pandemic remain uncertain, the Company has taken and continues to take actions to strengthen its financial position and support the continuity of its platform and operations, as follows:
•The Company continues to complete contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April 2020 supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. The Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $21.6 million and $78.9 million during the three and nine months ended September 30, 2021, respectively, and $23.8 million and $53.1 million during the three and nine months ended September 30, 2020, respectively. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
•The Company received European governmental support and wage subsidies in response to COVID-19 of $6.3 million and $13.1 million during the three and nine months ended September 30, 2021, respectively, and $7.2 million and $14.7 million during the three and nine months ended September 30, 2020, respectively. These subsidies have been recorded as reductions in compensation and rent costs.
•The Company continues to execute upon its restructuring plan to reduce headcount in Europe, which it committed to during the third quarter of 2020. During the three and nine months ended September 30, 2021, the Company incurred restructuring and other costs pursuant to this plan of $16.3 million and $33.5 million, respectively, in its Europe segment. During the nine months ended September 30, 2021, the Company incurred restructuring and other costs pursuant to this plan of $1.1 million related to Corporate operations. Refer to Note 9 to the Company’s Condensed Consolidated Financial Statements for further details.
•In June 2021, one of the Company’s subsidiaries within its Europe segment borrowed approximately $34.7 million, at current exchange rates, through a state-guaranteed loan program established in response to COVID-19. Refer to Note 4 to the Company’s Condensed Consolidated Financial Statements for additional details.

Disposition
On April 28, 2020, the Company tendered its 50.91% stake in Clear Media Limited (“Clear Media”), a former indirect, non-wholly owned subsidiary of the Company based in China, pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited (“Ever Harmonic”), and on May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media. The Company recognized a gain on the sale of Clear Media of $75.2 million, which is recorded within “Other operating income, net” on the Company’s Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2020.
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
New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
The Company adopted the guidance under Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, as of January 1, 2021 on a prospective basis. This update, which simplifies the accounting for income taxes by removing certain existing exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, does not have a material impact on the Company’s consolidated financial statements or disclosures.
New Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
For the last several years, there has been an ongoing effort amongst regulators, standard setters, financial institutions and other market participants to replace interbank offered rates, including the London Interbank Offered Rate (“LIBOR”), with alternative reference rates. In the United States (“U.S.”), the Alternative Reference Rates Committee has formally recommended forward-looking Secured Overnight Financing Rate (“SOFR”) term rates as the replacement for USD LIBOR, while various other risk-free rates have been selected to replace LIBOR for other currencies. In March 2021, the ICE Benchmark Administration, LIBOR’s administrator, announced that it will cease publication of certain LIBOR rates after December 31, 2021, while the remaining USD LIBOR rates will be published through June 30, 2023.
The Company is currently working with the administrative agent of its Senior Secured Credit Facilities and Receivables-Based Credit Facility to finalize replacement rates; however, the Company does not expect the replacement of LIBOR to result in a material impact on the Company’s consolidated financial statements or disclosures.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden of accounting for reference rate reform initiatives. The update provides temporary optional expedients and exceptions for applying GAAP contract modification accounting to contracts and other transactions affected by reference rate reform if certain criteria are met and may be applied through December 31, 2022. The Company is assessing whether it will use these optional expedients and exceptions but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements or disclosures. The Company will continue to monitor and assess regulatory developments during the transition period.
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
The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Americas	$319,020	$223,715	$802,524	$719,202
Europe	262,568	216,934	659,216	535,970
Other(1)	14,828	6,856	36,666	58,048
Total	$596,416	$447,505	$1,498,406	$1,313,220

Capital Expenditures
Americas	$15,857	$9,293	$39,988	$41,189
Europe	12,992	12,067	30,298	31,489
Other(1)	862	2,420	3,082	10,805
Corporate	2,961	2,506	9,070	9,766
Total	$32,672	$26,286	$82,438	$93,249

Segment Adjusted EBITDA
Americas	$139,086	$70,716	$330,527	$225,693
Europe	31,271	(8,141)	(34,614)	(91,071)
Other(1)	425	(5,650)	(4,321)	(36,092)
Total	$170,782	$56,925	$291,592	$98,530

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$170,782	$56,925	$291,592	$98,530
Less reconciling items:
Corporate expenses(2)	41,806	30,719	113,576	99,722
Depreciation and amortization	65,600	62,427	190,019	204,372
Impairment charges	—	27,263	118,950	150,400
Restructuring and other costs(3)	17,231	6,901	36,000	11,005
Other operating expense (income), net	(2,422)	5,528	(4,045)	(58,051)
Interest expense, net	84,276	90,551	267,211	269,435
Other reconciling items(4)	11,973	(1,104)	104,545	22,275
Consolidated net loss before income taxes	$(47,682)	$(165,360)	$(534,664)	$(600,628)
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
(4)Other reconciling items includes Loss on extinguishment of debt and Other income (expense), net.
NOTE 3 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with the lease accounting guidance under ASC Topic 842; all remaining revenue transactions are accounted for as revenue from contracts with customers under ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended September 30, 2021
Americas(1)	$154,843	$164,177	$319,020
Europe	235,082	27,486	262,568
Other(2)	11,994	2,834	14,828
Total	$401,919	$194,497	$596,416

Three Months Ended September 30, 2020
Americas(1)	$109,165	$114,550	$223,715
Europe	189,342	27,592	216,934
Other(2)	5,366	1,490	6,856
Total	$303,873	$143,632	$447,505

Nine Months Ended September 30, 2021
Americas(1)	$370,815	$431,709	$802,524
Europe	584,937	74,279	659,216
Other(2)	29,849	6,817	36,666
Total	$985,601	$512,805	$1,498,406

Nine Months Ended September 30, 2020
Americas(1)	$362,346	$356,856	$719,202
Europe	467,517	68,453	535,970
Other(2)	52,055	5,993	58,048
Total	$881,918	$431,302	$1,313,220
(1)Americas total revenue for the three months ended September 30, 2021 and 2020 includes revenue from transit displays of $45.7 million and $25.0 million, respectively, including revenue from airport displays of $43.0 million and $22.8 million, respectively. Americas total revenue for the nine months ended September 30, 2021 and 2020 includes revenue from transit displays of $94.1 million and $108.8 million, respectively, including revenue from airport displays of $87.1 million and $100.5 million, respectively.
(2)Other includes the Company’s businesses in Latin America and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China. Total revenue for the Company’s Latin America business during the nine months ended September 30, 2020 was $28.8 million.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$346,306	$239,957	$349,799	$581,555
Ending balance	$390,053	$312,076	$390,053	$312,076

Deferred revenue from contracts with customers:
Beginning balance	$50,067	$47,760	$37,712	$52,589
Ending balance	$53,916	$50,875	$53,916	$50,875
During the three months ended September 30, 2021 and 2020, respectively, the Company recognized $42.9 million and $33.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarter. During the nine months ended September 30, 2021 and 2020, respectively, the Company recognized $36.8 million and $47.4 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2021, the Company expects to recognize $99.3 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan Facility(1)	$1,960,000	$1,975,000
Revolving Credit Facility(2)	130,000	130,000
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028(3)	1,000,000	—
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029(4)	1,050,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(3),(4)	—	1,901,525
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(5)	39,694	6,763
Original issue discount	(7,312)	(8,296)
Long-term debt fees	(59,480)	(57,706)
Total debt	5,737,902	5,572,286
Less: Current portion	21,160	21,396
Total long-term debt	$5,716,742	$5,550,890
(1)The Company paid $5.0 million of the outstanding principal on the term loan facility (“Term Loan Facility”) in each quarter of 2021, for a total of $15.0 million during the nine months ended September 30, 2021, in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities, which consist of the Term Loan Facility and the revolving credit facility (“Revolving Credit Facility”).
(2)The Company repaid the $130.0 million outstanding balance under the Revolving Credit Facility on October 26, 2021 using cash on hand.
(3)On February 17, 2021, the Company issued $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028. On March 4, 2021, the Company used the net proceeds from this issuance to cause Clear Channel Worldwide Holdings, Inc. (“CCWH”), a subsidiary of the Company, to redeem $940.0 million aggregate principal amount of its 9.25% Senior Notes due 2024 (“CCWH Senior Notes”) at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As a result of this partial redemption, the Company recognized a loss on debt extinguishment of $51.1 million during the three months ended March 31, 2021.
(4)On June 1, 2021, the Company issued $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029. On June 16, 2021, the Company used the net proceeds from this issuance to cause CCWH to redeem all of the outstanding $961.5 million aggregate principal amount of its CCWH Senior Notes at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. As a result of this redemption, the Company recognized a loss on debt extinguishment of $51.7 million during the three months ended June 30, 2021.
(5)On June 29, 2021, one of the Company’s non-guarantor European subsidiaries entered into a state-guaranteed loan of €30.0 million, or approximately $34.7 million at current exchange rates, with a third-party lender. The term of this unsecured loan, which is guaranteed by the government of that country, will range from one to six years depending upon the Company’s election (the “Extension Request”), which must be made by June 29, 2022. The loan bears an interest rate of 0% during the first year, and the interest rate for any subsequent periods will be negotiated with the lender upon submission of the Extension Request. Additionally, at the end of the first year of the loan, the Company must pay a fee relating to the state guarantee equal to 0.5% of the amount of the loan. If the Company elects to extend the loan past the first year, the annual cost of the guarantee will increase to 1.0% for the second and third years and 2.0% for the remainder of the loan term. The Company may generally prepay the loan in part or in full without penalty.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.9 billion and $5.6 billion as of September 30, 2021 and December 31, 2020, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to disclose the market value of the Company’s debt would be classified as Level 1.

Amendment to Senior Secured Credit Facilities
In May 2021, the Company entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through December 31, 2021 and delay the scheduled financial covenant step-down until September 30, 2022. The springing financial covenant, applicable solely to the Revolving Credit Facility, generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million. In addition, under the Senior Secured Credit Agreement, as amended, the Company is required to maintain minimum cash on hand and availability under the Receivables-Based Credit Facility and Revolving Credit Facility of $150 million for all reporting periods through March 31, 2022.
CCOH 7.75% Senior Notes Due 2028
On February 17, 2021, the Company completed the sale of $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028 (the “CCOH 7.75% Senior Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the U.S. pursuant to Regulation S under the Securities Act.
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
CCOH 7.5% Senior Notes Due 2029
On June 1, 2021, the Company completed the sale of $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029 (the “CCOH 7.5% Senior Notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S under the Securities Act.
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
Letters of Credit, Surety Bonds and Guarantees
As of September 30, 2021, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $1.8 million of remaining excess availability. Additionally, the Company had $60.6 million of letters of credit outstanding under its receivables-based credit facility, which had a borrowing base greater than its borrowing limit of $125.0 million, with total excess availability of $64.4 million. Additionally, as of September 30, 2021, the Company had $93.8 million and $41.8 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $9.0 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
In February 2021, the Company negotiated a final settlement with the Italian tax authorities to repay a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $21.7 million, including penalties and interest. The Company had previously made payments of $8.1 million and applied VAT recoverable of $1.7 million against the outstanding balance. During the first nine months of 2021, the Company paid an additional $4.5 million, with the majority of the residual amount to be paid in quarterly installments over the next four years.
NOTE 6 – INCOME TAXES
Income Tax Benefit
The Company’s income tax benefit for the three and nine months ended September 30, 2021 and 2020 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax benefit (expense)	$4,713	$1,481	$5,734	$(16,319)
Deferred tax benefit	2,181	28,035	30,285	49,277
Income tax benefit	$6,894	$29,516	$36,019	$32,958
The effective tax rates for the three and nine months ended September 30, 2021 were 14.5% and 6.7%, respectively, compared to 17.8% and 5.5% for the three and nine months ended September 30, 2020, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, during the nine months ended September 30, 2020, the Company recorded $59.5 million of tax expense as a result of selling its 50.91% stake in Clear Media.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Structures	$2,339,960	$2,378,124
Furniture and other equipment	252,693	244,913
Land, buildings and improvements	148,937	149,992
Construction in progress	38,261	42,366
Property, plant and equipment, gross	2,779,851	2,815,395
Less: Accumulated depreciation	(1,995,516)	(1,926,571)
Property, plant and equipment, net	$784,335	$888,824
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$707,967	$—	$826,528	$—
Transit, street furniture and other outdoor contractual rights	449,063	(396,790)	458,316	(398,186)
Permanent easements	164,718	—	162,900	—
Trademarks	83,569	(20,477)	83,569	(14,229)
Other	1,638	(1,448)	2,072	(1,691)
Total intangible assets	$1,406,955	$(418,715)	$1,533,385	$(414,106)
The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, and more frequently as events or changes in circumstances warrant, as described in the Company's 2020 Annual Report on Form 10-K.
•During the first quarter of 2021, the Company tested its indefinite-lived permits for impairment due to an increase in the discount rate, resulting in an impairment charge of $119.0 million. The Company’s annual impairment test as of July 1, 2021 did not result in any additional impairment.
•During the first quarter of 2020, the Company tested its indefinite-lived permits for impairment due to expected negative financial statement impacts from COVID-19, resulting in an impairment charge of $123.1 million. The Company’s annual impairment test as of July 1, 2020 did not result in additional impairment; however, due to the continued impacts of COVID-19, the Company also tested its indefinite-lived permits for impairment at the end of the third quarter of 2020, resulting in an additional impairment charge of $17.5 million.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the nine months ended September 30, 2021:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2020(1)	$507,819	$201,818	$—	$709,637
Foreign currency	—	(9,727)	—	(9,727)
Balance as of September 30, 2021	$507,819	$192,091	$—	$699,910
(1)The balance at December 31, 2020 is net of cumulative impairments of $2.6 billion, $191.4 million and $90.4 million for Americas, Europe and Other, respectively.

The Company performs its annual impairment test for goodwill as of July 1 of each year as described in the Company's 2020 Annual Report on Form 10-K. No goodwill impairment was recognized during the three or nine months ended September 30, 2021; however, due to the continued negative financial statement impacts of COVID-19, the Company recorded an impairment charge of $9.7 million during the three and nine months ended September 30, 2020, representing the entire goodwill balance in the Company's Latin America business.
NOTE 9 – COST-SAVINGS INITIATIVES
Restructuring Plans to Reduce Headcount
During the third quarter of 2020, the Company committed to restructuring plans to reduce headcount in the Americas and Europe segments as well as in Latin America, primarily in response to the impact of COVID-19. The Americas plan and the Latin America portion of the international plan were completed in 2020.
In Europe, the Company is continuing to make relevant announcements to employees regarding the intended reduction in force and related cost reduction and restructuring actions. In April 2021, the Company revised its international restructuring plan to reflect delays in implementing the Europe portion of the plan and additional headcount reductions in Europe. The Company expects this revised plan to be substantially complete by the end of the first quarter of 2023 and estimates that total charges for the Europe portion of the international restructuring plan, which includes charges already incurred, will be in a range of approximately $51 million to $56 million. Substantially all charges related to this plan were or are expected to be severance benefits and related costs. The following table presents costs incurred in the Company’s Europe segment in connection with this portion of the restructuring plan during the three and nine months ended September 30, 2021 and 2020 and since the plan was initiated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Total to date
	2021	2020	2021	2020	September 30, 2021
Costs incurred in Europe segment:
Direct operating expenses(1)	$7,984	$140	$17,119	$140	$19,501
Selling, general and administrative expenses(1)	8,322	3,139	16,398	3,139	22,375
Total charges	$16,306	$3,279	$33,517	$3,279	$41,876
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
As of September 30, 2021, the total liability related to these restructuring plans was $28.0 million. The following table presents changes in the liability balance during the nine months ended September 30, 2021:

(In thousands)	Americas	Europe	Other	Corporate	Total
Liability balance as of December 31, 2020	$2,533	$2,455	$—	$818	$5,806
Costs incurred	—	33,517	—	1,077	34,594
Costs paid or otherwise settled	(2,364)	(8,619)	—	(1,393)	(12,376)
Liability balance as of September 30, 2021	$169	$27,353	$—	$502	$28,024
Other Restructuring Costs
In addition, during the three and nine months ended September 30, 2021, the Company incurred restructuring costs of $0.2 million and $1.7 million, respectively, in Corporate and $0.3 million and $0.4 million, respectively, in Europe related to termination benefits associated with cost-savings initiatives outside of the aforementioned restructuring plans. These other cost-savings initiatives have been substantially completed and paid as of September 30, 2021.

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and nine months ended September 30, 2021 and 2020:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to the Company – common shares	$(40,831)	$(135,937)	$(497,764)	$(550,626)
Denominator:
Weighted average common shares outstanding – basic	469,234	464,858	467,994	464,268
Weighted average common shares outstanding – diluted	469,234	464,858	467,994	464,268
Net loss attributable to the Company per share of common stock:
Basic	$(0.09)	$(0.29)	$(1.06)	$(1.19)
Diluted	$(0.09)	$(0.29)	$(1.06)	$(1.19)
Outstanding equity awards of 27.9 million and 11.6 million shares for the three months ended September 30, 2021 and 2020, respectively, and 25.5 million and 12.5 million for the nine months ended September 30, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents in the Balance Sheet	$599,999	$785,308
Restricted cash included in:
Other current assets	1,200	1,433
Other assets	7,635	8,320
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$608,834	$795,061
Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$561,931	$500,372
Less: Allowance for credit losses	(24,673)	(32,043)
Accounts receivable, net	$537,258	$468,329
Credit loss expense (reversal) related to accounts receivable was $(0.3) million and $3.4 million during the three months ended September 30, 2021 and 2020, respectively, and $(3.4) million and $15.3 million during the nine months ended September 30, 2021 and 2020, respectively.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2021 and 2020.

Share-Based Compensation
On May 5, 2021, the Company’s stockholders approved the adoption of the 2012 Second Amended and Restated Equity Incentive Plan (the “2021 Plan”), which amends and restates the 2012 Amended and Restated Stock Incentive Plan. The 2021 Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants, or advisers. The Company had 34,129,442 shares available for issuance under the 2021 Plan as of September 30, 2021, assuming a 100% payout of the Company’s outstanding performance stock units.
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
We typically experience our lowest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year. However, as described below, our financial performance in 2020 and 2021 has been negatively impacted by COVID-19. The extent to which COVID-19 will impact our results for the remainder of the year will depend on future developments, which remain uncertain.
COVID-19 Update
As described in our 2020 Annual Report on Form 10-K, COVID-19 had a significant adverse impact on our results of operations starting in March 2020, with the severity of the negative impacts on out-of-home metrics, travel patterns, consumer behavior and economic activity fluctuating throughout the remainder of the year based on the evolving nature of COVID-19 developments in each geographic region. In the first quarter of 2021, we continued to see revenues remain significantly below historic norms throughout our business; however, we saw positive trends in revenue for each of our segments during the second and third quarters as mobility levels continued to increase.
Our results for the third quarter reflect both year-over-year and sequential quarter increases in revenue.
•In our Americas segment, we saw increases in revenue across all products, largely driven by strength in our billboard inventory and growth in revenue from digital displays. Additionally, during the third quarter we saw strength in airport display revenue as traveling began to rebound.

•In our Europe segment, the relaxation of COVID-19 restrictions and increased vaccination levels have led to significant improvements in our revenue performance, particularly in the U.K. where revenues exceeded 2019 levels. Throughout Europe we saw strong performance in our street furniture and retail displays.
Currently, the gap to normalized quarterly booking activity is narrowing as most business segment activity is approaching historical seasonal levels. However, in certain instances we continue to experience customer advertising buying decisions later in the buying cycle, particularly in Europe.
Since the onset of the pandemic, we have taken various measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives, restructuring plans to reduce headcount and other targeted liquidity measures. As our operating performance improves, we continue to reassess and modify these actions accordingly, including ceasing certain temporary operating cost savings initiatives and increasing our investment in our business through additional capital expenditures. However, the duration and severity of COVID-19 continue to evolve and remain uncertain, and the extent to which COVID-19 will ultimately impact our results continues to depend on future developments, including the pace of vaccine distribution and vaccine effectiveness, government responses to future outbreaks, the spread of variants, and global macro-economic consequences, including inflationary pressure. The curtailed customer demand we have experienced as a result of COVID-19 could continue to materially adversely impact our business, results of operations and overall financial performance in future periods, and we will consider implementing additional cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant.
Executive Summary
The key developments in our business during the nine months ended September 30, 2021 are summarized below:
•Consolidated revenue increased 14.1% as we continue to recover from COVID-19’s impacts.
•During the nine months ended September 30, 2021, we recognized reductions of expense for negotiated rent abatements and European governmental support and wage subsidies of $78.9 million and $13.1 million, respectively.
•In February, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028 (the "CCOH 7.75% Senior Notes"). In March, we used the net proceeds from this issuance to redeem $940.0 million aggregate principal amount of the 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”).
•In April, we revised the Europe portion of our international restructuring plan. We expect this portion of the plan to be substantially complete by the end of the first quarter of 2023 with total charges, including charges already incurred, in a range of approximately $51 million to $56 million and to result in pre-tax annual cost savings in excess of $28 million. During the nine months ended September 30, 2021, we incurred $33.5 million of costs pursuant to this plan.
•In May, we entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through December 31, 2021 and further delay the scheduled financial covenant step-down until September 30, 2022.
•In June, we issued $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029 (the “CCOH 7.5% Senior Notes”) and used the net proceeds from this issuance to redeem the remaining outstanding CCWH Senior Notes. Additionally, a non-guarantor European subsidiary borrowed approximately $34.7 million, at current exchange rates, through a state-guaranteed loan program established in response to COVID-19.
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
Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$596,416	$447,505	33.3%	$1,498,406	$1,313,220	14.1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	324,707	290,610	11.7%	914,221	895,432	2.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	118,158	106,871	10.6%	328,593	330,263	(0.5)%
Corporate expenses (excludes depreciation and amortization)	41,806	30,719	36.1%	113,576	99,722	13.9%
Depreciation and amortization	65,600	62,427	5.1%	190,019	204,372	(7.0)%
Impairment charges	—	27,263		118,950	150,400
Other operating expense (income), net	(2,422)	5,528		(4,045)	(58,051)
Operating income (loss)	48,567	(75,913)		(162,908)	(308,918)
Interest expense, net	(84,276)	(90,551)		(267,211)	(269,435)
Loss on extinguishment of debt	—	(5,389)		(102,757)	(5,389)
Other income (expense), net	(11,973)	6,493		(1,788)	(16,886)
Loss before income taxes	(47,682)	(165,360)		(534,664)	(600,628)
Income tax benefit	6,894	29,516		36,019	32,958
Consolidated net loss	(40,788)	(135,844)		(498,645)	(567,670)
Less amount attributable to noncontrolling interest	43	93		(881)	(17,044)
Net loss attributable to the Company	$(40,831)	$(135,937)		$(497,764)	$(550,626)
Consolidated Revenue
Consolidated revenue increased $148.9 million, or 33.3%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $6.7 million impact of movements in foreign exchange rates, consolidated revenue increased $142.2 million, or 31.8%. During the third quarter of 2020, revenue throughout our business was adversely affected by COVID-19. As lockdowns have been lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue across our portfolio.
Consolidated revenue increased $185.2 million, or 14.1%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $42.5 million impact of movements in foreign exchange rates, consolidated revenue increased $142.7 million, or 10.9%. As we continue to recover from the adverse effects of COVID-19, we have seen increases in revenue across our products, with the exception of our transit business, including airports, which was the most significantly impacted by lockdowns and mobility restrictions resulting from COVID-19. This increase in revenue was partially offset by the sale of our Clear Media business on April 28, 2020.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $34.1 million, or 11.7%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $4.2 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $29.9 million, or 10.3%, mainly due to higher site lease expense driven by higher revenue and higher charges related to our restructuring plans to reduce headcount.
Consolidated direct operating expenses increased $18.8 million, or 2.1%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $37.5 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $18.7 million, or 2.1%, driven by the sale of our Clear Media business and higher negotiated rent abatements. These decreases were partially offset by higher variable rent related to higher revenue, higher charges related to our restructuring plans to reduce headcount, and higher employee compensation costs as we ceased certain temporary operating cost savings initiatives and experienced a reduction in European governmental wage subsidies.
The following table provides additional information about certain of the drivers of consolidated direct operating expenses for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reductions of consolidated rent expense on lease and non-lease contracts due to negotiated rent abatements	$21,617	$23,766	$78,873	$53,145
European governmental support and wage subsidies(1)	5,474	5,609	10,397	9,767
Restructuring and other costs(2)	8,087	1,363	18,066	2,408
(1)Includes rent subsidies of $5.4 million and $3.9 million during the three months ended September 30, 2021 and 2020, respectively, and $8.7 million and $3.9 million during the nine months ended September 30, 2021 and 2020, respectively.
(2)Includes severance and related costs for our restructuring plans to reduce headcount of $8.0 million and $17.1 million during the three and nine months ended September 30, 2021, respectively, and $0.5 million during the three and nine months ended September 30, 2020.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $11.3 million, or 10.6%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $1.3 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $10.0 million, or 9.4%, driven by higher employee compensation costs due to improvements in operating performance and higher charges related to our restructuring plans to reduce headcount.
Consolidated SG&A expenses decreased $1.7 million, or 0.5%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $11.4 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $13.1 million, or 3.9%, driven by the sale of our Clear Media business and lower credit loss expense related to our recovery from COVID-19. These decreases were partially offset by higher charges related to our restructuring plans to reduce headcount and higher employee compensation costs driven by improvements in operating performance, net of savings from headcount reductions.
The following table provides additional information about certain of the drivers of consolidated SG&A expenses for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
European governmental support and wage subsidies	$855	$1,548	$2,685	$4,743
Restructuring and other costs(1)	9,144	5,538	17,934	8,597
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $8.3 million and $16.4 million during the three and nine months ended September 30, 2021, respectively, and $4.8 million during the three and nine months ended September 30, 2020.
Corporate Expenses
Corporate expenses increased $11.1 million, or 36.1%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $0.6 million impact of movements in foreign exchange rates, corporate expenses increased $10.5 million, or 34.2%.

Corporate expenses increased $13.9 million, or 13.9%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $3.0 million impact from movements in foreign exchange rates, corporate expenses increased $10.8 million, or 10.9%.
These increases were largely driven by higher variable incentive compensation related to improvements in operating performance and higher share-based compensation.
The following table provides information about restructuring and other costs included within corporate expenses for the three and nine months ended September 30, 2021 and 2020:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring and other costs(1)	$1,498	$2,345	$8,612	$10,676
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $1.1 million during the nine months ended September 30, 2021 and $1.9 million during the three and nine months ended September 30, 2020.
Depreciation and Amortization
Depreciation and amortization increased $3.2 million, or 5.1%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $0.6 million impact of movements in foreign exchange rates, depreciation and amortization increased $2.6 million, or 4.2%.
Depreciation and amortization decreased $14.4 million, or 7.0%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $4.3 million impact of movements in foreign exchange rates, depreciation and amortization decreased $18.7 million, or 9.1%, mainly driven by the sale of our Clear Media business.
Impairment Charges
We recognized impairment charges of $119.0 million and $150.4 million during the nine months ended September 30, 2021 and 2020, respectively, driven by increases in the discount rate and reductions in projected cash flows related to the negative impacts of COVID-19 on our financial statements, as follows:
•During the first quarter of 2021, we recognized impairment charges of $119.0 million related to our Americas indefinite-lived permits.
•During the first and third quarters of 2020, we recognized impairment charges of $123.1 million and $17.5 million, respectively, related to our Americas indefinite-lived permits. During the third quarter of 2020, we also impaired the goodwill allocated to our Latin America business, resulting in $9.7 million of additional impairment charges.
Other Operating Expense (Income), Net
For the three months ended September 30, 2021 and 2020, we recognized other operating income, net, of $2.4 million and other operating expense, net, of $5.5 million, respectively.
For the nine months ended September 30, 2021 and 2020, we recognized other operating income, net, of $4.0 million and $58.1 million, respectively. The income in 2020 was primarily driven by a gain on the sale of our Clear Media business of $75.2 million, partially offset by legal costs and consulting fees incurred related to the sale.
Interest Expense, Net
Interest expense, net, decreased $6.3 million during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by the refinancing of the CCWH Senior Notes during the first half of 2021.
Interest expense, net, decreased $2.2 million during the nine months ended September 30, 2021 compared to the same period of 2020. This decrease was driven by lower interest on our Term Loan Facility due to a favorable change in the interest rate, partially offset by the issuance of the Clear Channel International B.V. 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”) in August 2020.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $102.8 million related to the redemption of the CCWH Senior Notes. We did not extinguish any debt during the three months ended September 30, 2021.
During the three and nine months ended September 30, 2020, we recognized a loss on extinguishment of debt of $5.4 million related to the repayment of the CCIBV Promissory Note in August 2020.

Other Income (Expense), Net
For the three months ended September 30, 2021 and 2020, we recognized other expense, net, of $12.0 million and other income, net, of $6.5 million, respectively, primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
For the nine months ended September 30, 2021 and 2020, we recognized other expense, net, of $1.8 million and $16.9 million, respectively. The change was due to lower net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, as well as costs incurred in connection with the Separation in 2020.
Income Tax Benefit
The effective tax rates for the three and nine months ended September 30, 2021 were 14.5% and 6.7%, respectively, compared to 17.8% and 5.5% for the three and nine months ended September 30, 2020, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, we recorded $59.5 million of tax expense in 2020 as a result of selling our 50.91% stake in Clear Media.
Americas Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$319,020	$223,715	42.6%	$802,524	$719,202	11.6%
Direct operating expenses(1)	128,518	110,906	15.9%	334,491	354,430	(5.6)%
SG&A expenses(1)	51,824	44,872	15.5%	139,433	143,629	(2.9)%
Segment Adjusted EBITDA	139,086	70,716	96.7%	330,527	225,693	46.4%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Americas Revenue
Americas revenue increased $95.3 million, or 42.6%, during the three months ended September 30, 2021 compared to the same period of 2020. During the third quarter of 2020, Americas revenue was adversely affected by COVID-19. As lockdowns have been lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue across all of our products, most notably print billboards, digital billboards and airport displays. Revenue from airport displays increased 88.7% to $43.0 million as compared to $22.8 million during the same period of 2020, driven by increased travel and the new advertising and sponsorship contract with the Port Authority of New York and New Jersey.
Americas total digital revenue increased 68.4% during the three months ended September 30, 2021 as compared to the same period of 2020, as follows:

(In thousands)	Three Months Ended September 30,		%
	2021	2020	Change
Digital revenue from billboards, street furniture & spectaculars	$91,361	$57,280	59.5%
Digital revenue from transit[1]	23,285	10,784	115.9%
Total digital revenue	$114,646	$68,064	68.4%
(1)Digital revenue from transit includes revenue from airport digital displays.
Revenue generated from national sales comprised 37.1% and 36.5% of total revenue for the three months ended September 30, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $17.6 million, or 15.9%, during the three months ended September 30, 2021 compared to the same period of 2020 mainly due to higher site lease expense related to higher revenue. Americas site lease expense, which includes rent expense on both lease and non-lease contracts, increased 15.3% to $103.1 million during the three months ended September 30, 2021 as compared to $89.4 million during the same period of 2020.

Americas SG&A expenses increased $7.0 million, or 15.5%, during the three months ended September 30, 2021 compared to the same period of 2020 primarily due to higher employee compensation costs driven by improvements in operating performance. This was partially offset by lower credit loss expense related to our recovery from COVID-19.
Nine Months
Americas Revenue
Americas revenue increased $83.3 million, or 11.6%, during the nine months ended September 30, 2021 compared to the same period of 2020. As we continue to recover from the adverse effects of COVID-19, we have seen increases in revenue across many of our products, most notably digital and print billboards. This was partially offset by lower revenue from airport displays, which decreased 13.4% to $87.1 million as compared to $100.5 million during the same period of 2020.
Americas total digital revenue increased 21.7% during the nine months ended September 30, 2021 as compared to the same period of 2020, as follows:

(In thousands)	Nine Months Ended September 30,		%
	2021	2020	Change
Digital revenue from billboards, street furniture & spectaculars	$222,364	$169,340	31.3%
Digital revenue from transit[1]	40,374	46,546	(13.3)%
Total digital revenue	$262,738	$215,886	21.7%
(1)Digital revenue from transit includes revenue from airport digital displays.
Revenue generated from national sales comprised 36.8% and 37.2% of total revenue for the nine months ended September 30, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses decreased $19.9 million, or 5.6%, during the nine months ended September 30, 2021 compared to the same period of 2020 driven by lower site lease expense, which decreased 8.1% to $263.8 million during the nine months ended September 30, 2021 as compared to $287.2 million during the same period of 2020. Lower fixed rent driven by negotiated rent abatements with landlords and municipalities was partially offset by higher variable rent related to higher revenue.
Americas SG&A expenses decreased $4.2 million, or 2.9%, during the nine months ended September 30, 2021 compared to the same period of 2020. Lower credit loss expense related to our recovery from COVID-19 was partially offset by higher employee compensation costs driven by improvements in operating performance, net of savings from headcount reductions.
Europe Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$262,568	$216,934	21.0%	$659,216	$535,970	23.0%
Direct operating expenses(1)	187,080	172,049	8.7%	554,087	476,541	16.3%
SG&A expenses(1)	61,040	56,469	8.1%	173,936	156,026	11.5%
Segment Adjusted EBITDA	31,271	(8,141)	484.1%	(34,614)	(91,071)	62.0%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Europe revenue increased $45.6 million, or 21.0%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $6.2 million impact of movements in foreign exchange rates, Europe revenue increased $39.4 million, or 18.2%. During the third quarter of 2020, Europe revenue was adversely affected by COVID-19. As lockdown restrictions have been largely lifted in most European countries and vaccination levels have increased in 2021, we have seen increased mobility and corresponding increases in revenue across most of our products, primarily street furniture and retail displays, and in most of the countries in which we operate, led by the U.K.

Europe digital revenue increased 44.8% during the three months ended September 30, 2021 as compared to the same period of 2020. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 39.3%, as follows:

(In thousands)	Three Months Ended September 30,		%
	2021	2020	Change
Digital revenue	$92,879	$64,145	44.8%
Digital revenue, excluding movements in foreign exchange rates	89,331	64,145	39.3%
Europe direct operating expenses increased $15.0 million, or 8.7%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $3.9 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $11.1 million, or 6.5%, largely driven by higher charges related to our restructuring plan to reduce headcount. Europe site lease expense, which includes rent expense on both lease and non-lease contracts, decreased 1.6% to $100.6 million during the three months ended September 30, 2021 as compared to $102.3 million during the same period of 2020. Excluding the $2.1 million impact of movements in foreign exchange rates, Europe site lease expense decreased $3.8 million, or 3.7%, driven by higher negotiated rent abatements.
Europe SG&A expenses increased $4.6 million, or 8.1%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $1.1 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $3.5 million, or 6.1%, driven by higher charges related to our restructuring plan to reduce headcount.
Nine Months
Europe revenue increased $123.2 million, or 23.0%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $41.6 million impact of movements in foreign exchange rates, Europe revenue increased $81.7 million, or 15.2%, primarily related to our recovery from COVID-19. Higher revenue from street furniture displays, retail displays and billboards was partially offset by lower revenue from transit displays. We experienced higher revenues in most of the countries in which we operate, with the largest increase in the U.K.
Europe digital revenue increased 38.1% during the nine months ended September 30, 2021 as compared to the same period of 2020. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 28.5%, as follows:

(In thousands)	Nine Months Ended September 30,		%
	2021	2020	Change
Digital revenue	$215,752	$156,190	38.1%
Digital revenue, excluding movements in foreign exchange rates	200,750	156,190	28.5%
Europe direct operating expenses increased $77.5 million, or 16.3%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $37.1 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $40.4 million, or 8.5%, largely driven by higher charges related to our restructuring plan to reduce headcount, higher employee compensation costs as we ceased certain temporary operating cost savings initiatives and experienced a reduction in governmental wage subsidies, and higher site lease expense. Europe site lease expense increased 9.3% to $309.9 million during the nine months ended September 30, 2021 as compared to $283.4 million during the same period of 2020. Excluding the $21.0 million impact of movements in foreign exchange rates, Europe site lease expense increased $5.5 million, or 1.9%. Higher variable rent related to higher revenue was partially offset by higher European governmental rent subsidies.
Europe SG&A expenses increased $17.9 million, or 11.5%, during the nine months ended September 30, 2021 compared to the same period of 2020. Excluding the $11.2 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $6.7 million, or 4.3%, driven by higher charges related to our restructuring plan to reduce headcount, partially offset by decreases in professional fees and other costs.

Other Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
Revenue	$14,828	$6,856	116.3%	$36,666	$58,048	(36.8)%
Direct operating expenses(1)	9,109	7,655	19.0%	25,643	64,461	(60.2)%
SG&A expenses(1)	5,294	5,530	(4.3)%	15,224	30,608	(50.3)%
Segment Adjusted EBITDA(2)	425	(5,650)	107.5%	(4,321)	(36,092)	88.0%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
(2)Our Latin America business represented ($9.5) million of Other Segment Adjusted EBITDA for the nine months ended September 30, 2020.
Three Months
Other revenue increased $8.0 million, or 116.3%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $0.6 million impact of movements in foreign exchange rates, Other revenue increased $7.4 million, or 108.2%. During the third quarter of 2020, Latin America revenue was adversely affected by COVID-19. As lockdowns continue to be lifted and mobility levels have increased in 2021, we have seen corresponding increases in revenue.
Other direct operating expenses increased $1.5 million, or 19.0%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $0.3 million impact of movements in foreign exchange rates, Other direct operating expenses increased $1.2 million, or 15.6%, primarily driven by higher site lease expense related to higher revenue.
Other SG&A expenses decreased $0.2 million, or 4.3%, during the three months ended September 30, 2021 compared to the same period of 2020. Excluding the $0.1 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.3 million, or 6.4%.
Nine Months
Other revenue decreased $21.4 million, or 36.8%, during the nine months ended September 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. Revenue from our Latin America business was $36.7 million and $28.8 million for the nine months ended September 30, 2021 and 2020, respectively, with the increase related to our recovery from COVID-19. Excluding the $0.9 million impact of movements in foreign exchange rates, Other revenue decreased $22.3 million, or 38.5%.
Other direct operating expenses decreased $38.8 million, or 60.2%, during the nine months ended September 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. Direct operating expenses from our Latin America business were $25.6 million and $24.0 million for the nine months ended September 30, 2021 and 2020, respectively, with the increase driven by higher site lease expense related to higher revenue. Excluding the $0.4 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $39.2 million, or 60.8%.
Other SG&A expenses decreased $15.4 million, or 50.3%, during the nine months ended September 30, 2021 compared to the same period of 2020, driven by the sale of our Clear Media business. SG&A expenses from our Latin America business were $15.2 million and $15.0 million for the nine months ended September 30, 2021 and 2020, respectively. Excluding the $0.1 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $15.5 million, or 50.7%.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2021 and 2020:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used for):
Operating activities	$(154,273)	$(115,434)
Investing activities	$(79,439)	$124,262
Financing activities	$50,292	$444,973

 Operating Activities
During the nine months ended September 30, 2021, net cash used for operating activities was $154.3 million. Cash paid for interest was $264.4 million. Cash collections from customers exceeded cash payments to vendors, including site lease costs; however, collections earlier in the period lagged primarily due to COVID-19’s impact on fourth quarter 2020 and first quarter 2021 sales. Additionally, cash payments during the period include the payment of site lease costs that were deferred from 2020. Interest payments on the CCOH 7.75% Senior Notes and CCOH 7.5% Senior Notes are not scheduled to begin until the fourth quarter of 2021.
During the nine months ended September 30, 2020, net cash used for operating activities was $115.4 million. Cash paid for interest was $302.1 million. Cash collections from customers exceeded cash payments to vendors; however, cash collections primarily later in the period lagged due to COVID-19’s impact on sales and our collection cycle. This adverse impact was partially mitigated by initiatives that we implemented to reduce our expenditures, including the deferral of rent payments and temporary reductions in compensation costs.
Investing Activities
Cash used for investing activities reflects our capital expenditures, which primarily relate to construction and sustaining activities for billboards, street furniture and other out-of-home advertising displays, including digital displays. We had the following capital expenditures during the nine months ended September 30, 2021 and 2020:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Americas	$39,988	$41,189
Europe	30,298	31,489
Other(1)	3,082	10,805
Corporate	9,070	9,766
Total	$82,438	$93,249
(1)Other capital expenditures during the nine months ended September 30, 2020 included $3.8 million of capital expenditures related to the purchase of concession rights in China, prior to the sale of Clear Media.
Net cash provided by investing activities during the nine months ended September 30, 2020 also reflects the April 2020 sale of Clear Media, which resulted in $216.0 million of proceeds, net of cash retained by Clear Media.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 reflected $36.1 million of net cash proceeds from the issuances of the CCOH 7.75% Senior Notes and CCOH 7.5% Senior Notes, after the payment of debt issuance costs and redemption of the CCWH Senior Notes at 104.625% of the principal amount. This cash was used to pay interest upon the redemption of the CCWH Senior Notes, which is reflected in operating activities on the cash flow statement. We also received $34.7 million, at current exchange rates, of proceeds from a state-guaranteed loan incurred by one of our non-guarantor European subsidiaries in response to COVID-19. These cash inflows were partially offset by principal payments of $15.0 million on our Term Loan Facility.
Net cash provided by financing activities during the nine months ended September 30, 2020 primarily reflected $375.0 million of proceeds from the issuance of the CCIBV Senior Secured Notes and the cautionary draw of $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19. These financing cash inflows were partially offset by the repayment of the $53.0 million CCIBV Promissory Note, which was issued in May 2020 in exchange for the outstanding mandatorily-redeemable preferred stock, which was subsequently transferred to one of our subsidiaries, and principal payments of $15.0 million on our Term Loan Facility.

Anticipated Cash Requirements
Sources of Capital and Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations and our credit facilities. In February 2021, we issued $1.0 billion aggregate principal amount of CCOH 7.75% Senior Notes and used the net proceeds to redeem $940.0 million aggregate principal amount of our CCWH Senior Notes in March 2021. In June 2021, we issued $1.05 billion aggregate principal amount of CCOH 7.5% Senior Notes and used the net proceeds to redeem the remaining outstanding $961.5 million aggregate principal amount of the CCWH Senior Notes. Also in June 2021, one of our non-guarantor European subsidiaries entered into an unsecured loan of approximately $34.7 million, at current exchange rates, with a third-party lender through a state-guaranteed loan program established in response to COVID-19.
As of September 30, 2021, we had $600.0 million of cash on our balance sheet, including $200.5 million of cash held outside the U.S. by our foreign subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Additionally, as of September 30, 2021, we had excess availability of $64.4 million under our Receivables-Based Credit Facility and $1.8 million under our Revolving Credit Facility.
On October 26, 2021, we repaid the $130.0 million outstanding balance under the Revolving Credit Facility using cash on hand, resulting in a corresponding increase in excess availability under such facility. As of October 26, 2021, we had $131.8 million available under our Revolving Credit Facility.
Uses of Capital and Liquidity
Our primary uses of liquidity are for working capital used to fund the operations of the business, capital expenditures and debt service obligations. COVID-19's extensive impact on the global advertising market has had a significant negative impact on our results of operations in both our Americas and Europe segments. In response, starting in March 2020, we have taken a number of measures to increase our liquidity and preserve and strengthen our financial flexibility, including renegotiating contracts with landlords and municipalities, reducing compensation costs, obtaining European governmental support and wage subsidies, reducing discretionary expenses, and deferring capital expenditures and site lease payments. As our operating performance improves, we continue to reassess and modify these actions accordingly, including ceasing certain temporary operating cost savings initiatives and increasing our investment in our business through additional capital expenditures. However, the duration and severity of COVID-19 continue to evolve and remain uncertain, and we will consider implementing additional cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant.
We continue to execute on the Europe portion of our international restructuring plan to reduce headcount and incurred approximately $33.5 million in related charges during the nine months ended September 30, 2021. In April 2021, we revised the Europe portion of this restructuring plan to reflect delays in implementation and additional headcount reductions. As revised, we estimate that total charges for this portion of the plan, including $41.9 million of charges already incurred, will be in a range of approximately $51 million to $56 million, all of which is expected to result in cash expenditures. Substantially all charges related to this plan were or are expected to be severance benefits and related costs. We expect the revised plan to be substantially complete by the end of the first quarter of 2023 and to result in pre-tax annual cost savings in excess of $28 million. However, actual final charges pursuant to this plan may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect. During the nine months ended September 30, 2021, we made cash expenditures of $8.6 million related to the Europe portion of our international restructuring plan. In addition, we made cash expenditures of $2.4 million related to our restructuring plan to reduce headcount in our Americas segment, which was completed during the fourth quarter of 2020, and $1.4 million related to costs incurred in conjunction with these plans related to corporate operations. Refer to Note 9 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on our restructuring plans.

During the nine months ended September 30, 2021, we spent $264.4 million of cash to pay interest on our debt. We anticipate having approximately $123.2 million of cash interest payment obligations during the remainder of 2021 and $318.9 million of cash interest payment obligations in 2022, assuming we do not refinance or incur additional debt. Additionally, during the nine months ended September 30, 2021, we made $15.0 million of principal payments on the Term Loan Facility and expect to make additional principal payments of $5.0 million on the Term Loan Facility during the remainder of 2021. On October 26, 2021, we repaid the outstanding balance of $130.0 million under the Revolving Credit Facility using cash on hand. Our next material debt maturity is in 2025 when the $375.0 million aggregate principal amount of CCIBV Senior Secured Notes is due; however, at our option, we may redeem or repay a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. Refer to Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our debt outstanding as of September 30, 2021.
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
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of the fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021 and delay the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. In May 2021, we entered into a second amendment to the Senior Secured Credit Agreement to, among other things, extend the suspended springing financial covenant through the fourth quarter of 2021 and further delay the scheduled financial covenant step-down until the third quarter of 2022. We are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, through delivery of the March 31, 2022 springing financial covenant calculation and agreed not to make voluntary restricted payments with certain exceptions. We were in compliance with the minimum liquidity covenant as of September 30, 2021.

In addition, each of our debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents. As of September 30, 2021, we were in compliance with the covenants contained in our financing agreements.
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
Impairment Tests
We perform impairment tests for indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the first quarter of 2021, we performed an impairment test on our indefinite-lived billboard permits due to changes in our estimates and assumptions, specifically an increase in the discount rate. Additionally, as of July 1, 2021, we performed our annual impairment tests on indefinite-lived intangible assets and goodwill, as described below. As of September 30, 2021, there were no indicators of impairment.
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
Due to an increase in the discount rate, we tested our indefinite-lived billboard permits for impairment as of March 31, 2021, resulting in an impairment charge of $119.0 million across several markets in our Americas segment. The impairment was primarily driven by an increase in the discount rate and reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19. In determining the fair value of our billboard permits as of March 31, 2021, we used the following key assumptions:
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
•Operating margins gradually climbed to the industry average margin (as high as 47.4%, depending on market size) by the third year; and

•The discount rate was assumed to be 10.5%.
As of March 31, 2021, markets with billboard permit fair values exceeding carrying amounts by 30% or less represented $124.1 million of the total fair value of billboard permits. These permits had fair values exceeding carrying amounts by $22.4 million in total. The fair value of billboard permits impaired during the three months ended March 31, 2021 was $191.9 million.
Additionally, we performed our annual impairment test as of July 1, 2021, in accordance with ASC 350-30-35, which did not result in any additional impairment to our intangible assets. In determining the fair value of our billboard permits as of July 1, 2021, we used the following key assumptions:
•Industry revenue growth forecasts used for the initial four-year period, which varied by market, started with the trailing twelve month forecast period ending July 1, 2022, and annual revenue growth on average of 5.2% was assumed from year two to year four, factoring in recovery from the impacts related to COVID-19;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue was grown over a build-up period, reaching maturity by the second year;
•Operating margins gradually climbed to the industry average margin (as high as 47.7%, depending on market size) by the third year; and
•The discount rate was assumed to be 10.5%.
The assumptions used to perform our impairment test are not indicative of future results. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to additional impairment charges in the future. The following table shows the decrease in the fair value of our billboard permits that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of each of the impairment testing dates:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of billboard permits:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
As of March 31, 2021(1)	$(323,500)	$(88,400)	$(331,900)
As of July 1, 2021(2)	$(365,300)	$(101,700)	$(374,700)
(1) The change in each assumption as of March 31, 2021 would have resulted in additional impairment of $74.9 million, $18.4 million and $77.8 million, respectively.
(2) The change in the revenue growth rate and discount rate assumptions as of July 1, 2021 would have resulted in impairment of $18.2 million and $20.6 million, respectively. The change in the profit margin assumption as of July 1, 2021 would not have resulted in any impairment.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill at least annually for possible impairment and at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge is recorded. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
We performed our annual impairment test as of July 1, 2021, in accordance with ASC 350-30-35, which did not result in any goodwill impairment. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the initial five-year period were based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units ranging from 9.5% to 12.0%.

Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not have resulted in a material impairment condition.
The assumptions used to perform our impairment test are not indicative of future results. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of each of our reporting units with goodwill that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of July 1, 2021:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)[1]	(100 basis point decrease)[1]	(100 basis point increase)[1]
Americas	$(700,000)	$(170,000)	$(640,000)
Europe	$(110,000)	$(110,000)	$(90,000)
1 Changes to our assumptions by these amounts would not result in goodwill impairment as the fair value of goodwill for each reporting unit would still be greater than its carrying value.
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
A wide range of factors could materially affect future developments and performance, including, but not limited to:
•the continued impact of the COVID-19 pandemic on our operations and on general economic conditions, including inflationary pressure;
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
Our foreign operations reported net losses of $25.9 million and $169.5 million for the three and nine months ended September 30, 2021, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2021 by $2.6 million and $17.0 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three and nine months ended September 30, 2021 by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates; as a result, our financial results are affected by changes in interest rates. As of September 30, 2021, 36% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 50% increase in LIBOR, it is estimated that our interest expense for the three and nine months ended September 30, 2021 would have increased by $0.4 million and $1.5 million, respectively.

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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and continue to impact our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, was adversely affected by these measures, which resulted in significant reductions in time spent out of home by consumers, reductions in advertising and consumer spending, volatile economic conditions and business disruptions across markets globally.
We have experienced, and may experience in the future, significantly reduced advertising spend, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods and could result in future impairments. As lockdowns have been lifted and mobility levels have increased, we have seen corresponding increases in revenue across our products; however, we are unable to predict if such increases will be sustained. Additionally, impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020.
Although several COVID-19 vaccines are currently being widely administered in both the U.S. and Europe, the duration and severity of the effects of the pandemic continue to evolve and remain uncertain and may be impacted by various factors, including the pace of COVID-19 vaccine distribution and vaccine effectiveness, rates of infection from new COVID-19 variants, and actions taken throughout the world, including in our markets, to contain the coronavirus or manage its impact. Macro-economic conditions, including inflationary pressures resulting from easing COVID-19 lockdowns, may also affect our business. Heightened levels of economic inflation could result in higher costs and decreased margins and earnings, since inflation has historically affected our performance in terms of higher costs for wages, salaries and equipment. If our costs are subject to significant inflationary pressures, we may not be able to fully offset such higher costs through advertising rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. The severity, magnitude and duration of COVID-19 continues to be uncertain, evolving, hard to predict and depends on events beyond our knowledge or control. As such, we might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which may be material.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	14,002	$1.61	—	—
August 1 through August 31	2,409	$1.88	—	—
September 1 through September 30	594,109	$2.45	—	—
Total	610,520	$2.43	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended September 30, 2021 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, dated as of July 29, 2021, by and between Clear Channel Outdoor Holdings, Inc. and C. William Eccleshare (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.2
Amended and Restated Employment Agreement, dated as of July 28, 2021, by and between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 9, 2021	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer