Form 10-Q
period 2022-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2022-05-10
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	475,290,559

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$431,877	$410,767
Accounts receivable, net	534,911	643,116
Prepaid expenses	54,895	54,180
Other current assets	27,617	26,458
Total Current Assets	1,049,300	1,134,521
PROPERTY, PLANT AND EQUIPMENT
Structures, net	605,879	622,738
Other property, plant and equipment, net	194,688	204,508
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	714,174	717,666
Other intangible assets, net	266,120	271,448
Goodwill	694,741	698,704
OTHER ASSETS
Operating lease right-of-use assets	1,572,470	1,567,468
Other assets	83,667	82,302
Total Assets	$5,181,039	$5,299,355
CURRENT LIABILITIES
Accounts payable	$96,789	$108,567
Accrued expenses	462,760	523,364
Current operating lease liabilities	313,605	316,692
Accrued interest	95,359	66,444
Deferred revenue	103,425	76,712
Current portion of long-term debt	21,090	21,165
Total Current Liabilities	1,093,028	1,112,944
NON-CURRENT LIABILITIES
Long-term debt	5,579,813	5,583,788
Non-current operating lease liabilities	1,302,484	1,310,917
Deferred tax liabilities, net	322,846	324,579
Other long-term liabilities	157,799	161,097
Total Liabilities	8,455,970	8,493,325

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	10,994	11,060
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (475,023,448 shares issued as of March 31, 2022; 474,480,862 shares issued as of December 31, 2021)	4,750	4,745
Additional paid-in capital	3,527,076	3,522,367
Accumulated deficit	(6,463,217)	(6,373,349)
Accumulated other comprehensive loss	(346,679)	(350,950)
Treasury stock (3,675,965 shares held as of March 31, 2022; 3,671,788 shares held as of December 31, 2021)	(7,855)	(7,843)
Total Stockholders' Deficit	(3,274,931)	(3,193,970)
Total Liabilities and Stockholders' Deficit	$5,181,039	$5,299,355

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2022	2021
Revenue	$525,688	$370,908
Operating expenses:
Direct operating expenses(1)	321,202	283,290
Selling, general and administrative expenses(1)	108,957	97,570
Corporate expenses(1)	43,645	34,042
Depreciation and amortization	60,407	61,852
Impairment charges	—	118,950
Other operating expense (income), net	(4,911)	117
Operating loss	(3,612)	(224,913)
Interest expense, net	(82,798)	(92,693)
Loss on extinguishment of debt	—	(51,101)
Other income (expense), net	(5,999)	6,554
Loss before income taxes	(92,409)	(362,153)
Income tax benefit	2,680	28,697
Consolidated net loss	(89,729)	(333,456)
Less amount attributable to noncontrolling interest	139	(1,103)
Net loss attributable to the Company	$(89,868)	$(332,353)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.19)	$(0.71)
(1)Excludes depreciation and amortization
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31,
	2022	2021
Net loss attributable to the Company	$(89,868)	$(332,353)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,265	(19,346)
Reclassification adjustments	—	944
Other comprehensive income (loss)	4,265	(18,402)
Comprehensive loss	(85,603)	(350,755)
Less amount attributable to noncontrolling interest	(6)	(10)
Comprehensive loss attributable to the Company	$(85,597)	$(350,745)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2022
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		139	—	—	(89,868)	—	—	(89,729)
Exercise of stock options and release of stock awards	542,586	—	5	(5)	—	—	(12)	(12)
Share-based compensation		—	—	4,714	—	—	—	4,714
Payments to noncontrolling interests		(199)	—	—	—	—	—	(199)
Other comprehensive income (loss)		(6)	—	—	—	4,271	—	4,265
Balances at March 31, 2022	475,023,448	$10,994	$4,750	$3,527,076	$(6,463,217)	$(346,679)	$(7,855)	$(3,274,931)

	Three Months Ended March 31, 2021
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net loss		(1,103)	—	—	(332,353)	—	—	(333,456)
Exercise of stock options and release of stock awards	520,343	—	5	(4)	—	—	(9)	(8)
Share-based compensation		—	—	3,951	—	—	—	3,951
Payments to noncontrolling interests		(109)	—	—	—	—	—	(109)
Other comprehensive loss		(10)	—	—	—	(18,392)	—	(18,402)
Balances at March 31, 2021	469,223,507	$9,633	$4,692	$3,506,938	$(6,271,887)	$(376,912)	$(3,090)	$(3,130,626)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(89,729)	$(333,456)
Reconciling items:
Depreciation, amortization and impairment charges	60,407	180,802
Non-cash operating lease expense	83,594	88,499
Loss on extinguishment of debt	—	51,101
Deferred taxes	(1,749)	(26,634)
Gain on disposal of operating and other assets, net	(11,841)	(72)
Foreign exchange transaction loss (gain)	6,686	(5,431)
Other reconciling items, net	7,487	4,932
Changes in operating assets and liabilities:
Decrease in accounts receivable	109,948	114,998
Increase in prepaid expenses and other operating assets	(11,042)	(10,193)
Decrease in accounts payable and accrued expenses	(53,772)	(40,098)
Decrease in operating lease liabilities	(98,948)	(106,282)
Increase (decrease) in accrued interest	29,106	(55,661)
Increase in deferred revenue	18,705	11,573
Increase in other operating liabilities	613	1,581
Net cash provided by (used for) operating activities	49,465	(124,341)
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,809)	(17,918)
Asset acquisitions	(2,518)	(1,507)
Proceeds from disposal of assets	19,359	1,667
Other investing activities, net	154	113
Net cash used for investing activities	(18,814)	(17,645)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,000,000
Payments on long-term debt	(5,542)	(989,014)
Debt issuance costs	—	(11,789)
Other financing activities, net	(211)	(117)
Net cash used for financing activities	(5,753)	(920)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,270)	(880)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,628	(143,786)
Cash, cash equivalents and restricted cash at beginning of period	419,971	795,061
Cash, cash equivalents and restricted cash at end of period	$442,599	$651,275
Supplemental disclosures:
Cash paid for interest	$51,575	$145,207
Cash paid for income taxes, net of refunds	$774	$1,103

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
The consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. and its subsidiaries, as well as entities in which the Company has a controlling financial interest or for which the Company is the primary beneficiary. Intercompany transactions have been eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.
Use of Estimates
The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; defined-benefit plan obligations; the allowance for credit losses; assessment of lease and non-lease contract expenses; measurement of compensation cost for bonus and other compensation plans; and litigation accruals. The Company’s assessment of conditions and events, considered in the aggregate, indicates that the Company will be able to meet its obligations as they become due within one year after the date of these financial statements.
New Accounting Pronouncements Not Yet Adopted
In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures that increase the transparency of certain transactions with governments. The amendments in this ASU are effective for annual periods beginning after December 15, 2021 and may be applied prospectively or retrospectively. The Company does not expect to be materially impacted by the implementation of this ASU.
Reference Rate Reform
For the last several years, there has been an ongoing effort amongst regulators, standard setters, financial institutions and other market participants to replace interbank offered rates, including the London Interbank Offered Rate (“LIBOR”), with alternative reference rates. In the United States (“U.S.”), the Alternative Reference Rates Committee has formally recommended forward-looking Secured Overnight Financing Rate term rates as the replacement for USD LIBOR, while various other risk-free rates have been selected to replace LIBOR for other currencies. After December 31, 2021, the ICE Benchmark Administration, LIBOR’s administrator, ceased publication of certain LIBOR rates, and the remaining USD LIBOR rates will be published through June 30, 2023. The Company is currently working with the administrative agent of its Senior Secured Credit Facilities and Receivables-Based Credit Facility to finalize replacement rates but does not expect the replacement of LIBOR to result in a material impact on its consolidated financial statements.
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

NOTE 2 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and Europe. The Americas segment consists of operations primarily in the U.S., and the Europe segment consists of operations in Europe and Singapore. The Company’s remaining operating segment, Latin America, does not meet the quantitative threshold to qualify as a reportable segment and is disclosed as “Other” herein. Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
Segment Adjusted EBITDA is the profitability metric reported to the Company’s Chief Operating Decision Maker (“CODM”) for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between the Company’s segments.
The following table presents the Company’s reportable segment results for the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Revenue
Americas	$295,139	$211,884
Europe	217,072	149,524
Other	13,477	9,500
Total	$525,688	$370,908

Capital Expenditures
Americas	$17,812	$5,725
Europe	15,205	8,050
Other	871	1,313
Corporate	1,921	2,830
Total	$35,809	$17,918

Segment Adjusted EBITDA
Americas	$110,336	$64,220
Europe	(13,754)	(67,629)
Other	(619)	(3,825)
Total	$95,963	$(7,234)

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$95,963	$(7,234)
Less reconciling items:
Corporate expenses(1)	43,645	34,042
Depreciation and amortization	60,407	61,852
Impairment charges	—	118,950
Restructuring and other costs(2)	434	2,718
Other operating expense (income), net	(4,911)	117
Interest expense, net	82,798	92,693
Other reconciling items(3)	5,999	44,547
Consolidated net loss before income taxes	$(92,409)	$(362,153)

(1)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments and certain restructuring and other costs are recorded in corporate expenses.
(2)The restructuring and other costs line item in this reconciliation excludes those restructuring and other costs related to corporate functions, which are included within the Corporate expenses line item.
(3)Other reconciling items includes Loss on extinguishment of debt and Other income (expense), net.
NOTE 3 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with the lease accounting guidance under ASC Topic 842. All remaining revenue transactions are accounted for as revenue from contracts with customers under ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three months ended March 31, 2022 and 2021:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended March 31, 2022
Americas(1)	$147,880	$147,259	$295,139
Europe	196,882	20,190	217,072
Other	10,616	2,861	13,477
Total	$355,378	$170,310	$525,688

Three Months Ended March 31, 2021
Americas(1)	$94,068	$117,816	$211,884
Europe	131,678	17,846	149,524
Other	7,630	1,870	9,500
Total	$233,376	$137,532	$370,908
(1)Americas total revenue for the three months ended March 31, 2022 and 2021 includes revenue from transit displays of $59.0 million and $21.4 million, respectively, including revenue from airport displays of $55.9 million and $19.5 million, respectively.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2022	2021
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$492,706	$349,799
Ending balance	$390,049	$243,689

Deferred revenue from contracts with customers:
Beginning balance	$42,016	$37,712
Ending balance	$56,955	$46,773
During the three months ended March 31, 2022 and 2021, respectively, the Company recognized $32.3 million and $28.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective periods.

The Company’s contracts with customers generally have terms of one year or less. However, as of March 31, 2022, the Company expects to recognize $90.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.
NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Term Loan Facility(1)	$1,950,000	$1,955,000
Revolving Credit Facility	—	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(2)	37,178	39,006
Original issue discount	(6,637)	(6,976)
Long-term debt fees	(54,638)	(57,077)
Total debt	5,600,903	5,604,953
Less: Current portion	21,090	21,165
Total long-term debt	$5,579,813	$5,583,788
(1)During the three months ended March 31, 2022, the Company paid $5.0 million of the outstanding principal on the Term Loan Facility in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the Senior Secured Credit Facilities, which consist of the Term Loan Facility and the Revolving Credit Facility.
(2)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $33.2 million at current exchange rates. This loan bears an interest rate of 0% through June 2022, at which point the Company must pay a fee relating to the state guarantee equal to 0.5% of the amount of the loan. In April 2022, the Company elected to extend the loan’s maturity date to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. The interest rate for the extended period is currently being negotiated with the lender. The annual cost of the state guarantee will be 1.0% for the next two years and 2.0% for the remainder of the loan term.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.6 billion and $5.9 billion as of March 31, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of March 31, 2022, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
As of March 31, 2022, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $131.8 million of remaining excess availability. Additionally, as of March 31, 2022, the Company had $40.9 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $84.1 million of excess availability. As of March 31, 2022, the Company had $87.8 million and $29.2 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $9.3 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies, in each case related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, employment and benefits related claims, land use and zoning disputes, governmental fines, intellectual property claims and tax disputes.
China Investigation
Two former employees of Clear Media Limited (“Clear Media”), a former indirect, non-wholly-owned subsidiary of the Company, have been convicted in China of certain crimes, including the crime of misappropriation of Clear Media funds, and sentenced to imprisonment. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this proceeding.
The Company advised both the SEC and the United States Department of Justice ("DOJ") of the investigation of Clear Media and is cooperating to provide documents, interviews and information to these agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings, Inc. received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited (“Ever Harmonic”), a special-purpose vehicle wholly-owned by a consortium of investors, which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that requires Clear Media, if requested by the SEC and/or the DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or the DOJ, among other obligations.
In connection with its investigation, the SEC has also requested information regarding the Company’s historical oversight of its business in Italy and the misstatements and related forensic investigation. The Company is cooperating to provide documents and information responsive to the SEC’s inquiries and is voluntarily sharing the documents and information with the DOJ.
The SEC and DOJ investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. As previously disclosed, the Company has begun meeting with these agencies to engage in discussions about potential resolution of these matters, including potential settlement. Based on the discussions to date, the Company recorded an estimated liability during the first quarter of 2022 to account for a potential resolution of these matters. However, at this time, the Company cannot predict the eventual scope, duration or outcome of these discussions, including whether a settlement will be reached, the amount of any potential monetary payments or the scope of injunctive or other relief, the results of which may be materially adverse to the Company, its financial condition and its results of operations. At this time, the Company is unable to reasonably estimate, or provide any assurance regarding, the amount of any potential loss in excess of the amount accrued relating to this investigation.

NOTE 6 – INCOME TAXES
Income Tax Benefit
The Company’s income tax benefit for the three months ended March 31, 2022 and 2021 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2022	2021
Current tax benefit	$931	$2,063
Deferred tax benefit	1,749	26,634
Income tax benefit	$2,680	$28,697
The effective tax rates for the three months ended March 31, 2022 and 2021 were 2.9% and 7.9%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Structures	$2,356,068	$2,356,245
Furniture and other equipment	250,715	251,084
Land, buildings and improvements	145,197	146,064
Construction in progress	48,239	54,361
Property, plant and equipment, gross	2,800,219	2,807,754
Less: Accumulated depreciation	(1,999,652)	(1,980,508)
Property, plant and equipment, net	$800,567	$827,246
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$714,174	$—	$717,666	$—
Transit, street furniture and other outdoor contractual rights	442,925	(396,170)	446,976	(397,778)
Permanent easements	160,288	—	161,079	—
Trademarks	83,569	(24,642)	83,569	(22,560)
Other	1,398	(1,248)	1,307	(1,145)
Total intangible assets	$1,402,354	$(422,060)	$1,410,597	$(421,483)
The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year and more frequently as events or changes in circumstances warrant, as described in the Company's 2021 Annual Report on Form 10-K. During the three months ended March 31, 2021, the Company tested its indefinite-lived permits for impairment due to an increase in the discount rate, resulting in an impairment charge of $119.0 million. The Company did not perform an impairment test during the three months ended March 31, 2022 as there were no indicators of impairment.

Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the three months ended March 31, 2022:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2021(1)	$507,819	$190,885	$—	$698,704
Foreign currency	—	(3,963)	—	(3,963)
Balance as of March 31, 2022	$507,819	$186,922	$—	$694,741
(1)The balance at December 31, 2021 is net of cumulative impairments of $2.6 billion, $191.4 million and $90.4 million for Americas, Europe and Other, respectively.
NOTE 9 – COST-SAVINGS INITIATIVES
Restructuring Plan to Reduce Headcount
During 2020, the Company committed to a restructuring plan to reduce headcount in its Europe segment, upon which it continued to execute through the fourth quarter of 2021 when the impacted employees were terminated. During the three months ended March 31, 2022, it was determined that actual costs would be less than previously estimated due to former employees no longer being eligible for severance upon finding alternative employment in accordance with the terms of the restructuring plan, resulting in a net reversal of costs during the period. Remaining costs associated with this restructuring plan are not expected to be significant.
The following table presents net costs incurred (reversed) in the Company’s Europe segment in connection with this restructuring plan during the three months ended March 31, 2022 and 2021 and since the plan was initiated:

(In thousands)	Three Months Ended March 31,		Total to date
	2022	2021	March 31, 2022
Costs incurred (reversed) in Europe segment, net:
Direct operating expenses(1)	$(349)	$285	$16,348
Selling, general and administrative expenses(1)	117	1,380	22,579
Total charges (reversals), net	$(232)	$1,665	$38,927
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
Additionally, the Company recognized $0.9 million of corporate costs related to this restructuring plan during the three months ended March 31, 2021.
As of March 31, 2022, the total liability related to this restructuring plan was $18.2 million, which the Company expects to pay this year, although payments may be made through the end of the second quarter of 2023 in accordance with the terms of the restructuring plan. The following table presents changes in this liability balance during the three months ended March 31, 2022:

(In thousands)	Europe	Corporate	Total
Liability balance as of December 31, 2021	$23,860	$456	$24,316
Costs reversed, net(1)	(232)	—	(232)
Costs paid or otherwise settled	(5,862)	—	(5,862)
Liability balance as of March 31, 2022	$17,766	$456	$18,222
(1)Substantially all costs related to this restructuring plan were severance benefits and related costs.
Other Restructuring Costs
In addition, the Company has incurred restructuring costs associated with various other cost-savings initiatives outside of the aforementioned restructuring plan, primarily related to one-time termination benefits, including $1.0 million and $0.2 million in Corporate and Europe, respectively, during the three months ended March 31, 2022 and $1.4 million in Corporate during the three months ended March 31, 2021. As of March 31, 2022, the total remaining liability related to these other cost-savings initiatives was approximately $2.1 million and is expected to be paid through the first quarter of 2023.

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three months ended March 31, 2022 and 2021:

(In thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to the Company – common shares	$(89,868)	$(332,353)
Denominator:
Weighted average common shares outstanding – basic	470,568	465,865
Weighted average common shares outstanding – diluted	470,568	465,865
Net loss attributable to the Company per share of common stock:
Basic	$(0.19)	$(0.71)
Diluted	$(0.19)	$(0.71)
Outstanding equity awards of 27.6 million and 25.9 million for the three months ended March 31, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because doing so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents in the Balance Sheet	$431,877	$410,767
Restricted cash included in:
Other current assets	1,592	1,685
Other assets	9,130	7,519
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$442,599	$419,971
Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$558,462	$666,888
Less: Allowance for credit losses	(23,551)	(23,772)
Accounts receivable, net	$534,911	$643,116
Credit loss expense (reversal) related to accounts receivable was $0.3 million and $(0.7) million during the three months ended March 31, 2022 and 2021, respectively.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three months ended March 31, 2022 and 2021.
Share-Based Compensation
On May 4, 2022, the Compensation Committee of the Board of Directors approved grants of 5.2 million restricted stock units (“RSUs”) and 1.8 million performance stock units (“PSUs”) to certain of its employees.
•The RSUs generally vest in three equal annual installments on each of April 1, 2023, April 1, 2024 and April 1, 2025, provided that the recipient is still employed by or providing services to the Company on each vesting date.

•The PSUs will vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on April 1, 2022 and ending on March 31, 2025 (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 60th percentile, the PSU will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 30th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation. Notwithstanding the foregoing, to the extent the Company’s absolute total shareholder return over the Performance Period is less than 0%, the maximum payout shall not be greater than 100% of the target number of shares. The PSUs are considered market-condition awards pursuant to ASC Topic 260, Earnings Per Share.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and the Company's 2021 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of this MD&A.
•Results of Operations – Analysis of our financial results of operations at the consolidated and segment levels.
•Liquidity and Capital Resources – Analysis of our short- and long-term liquidity and discussion of our material cash requirements and the anticipated sources of funds needed to satisfy such requirements.
This discussion contains forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” contained at the end of this MD&A.
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide. We have two reportable business segments, which we believe reflect how the Company is currently managed: Americas, which consists of operations primarily in the U.S., and Europe, which consists of operations in Europe and Singapore. Our remaining operating segment of Latin America does not meet the quantitative threshold to qualify as a reportable segment and is disclosed as “Other” herein. Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types.
Our Board of Directors has authorized a review of strategic alternatives for our European business, including a possible sale. However, there can be no assurance that this strategic review will result in any transaction or particular outcome. We have not set a timetable for completion of this strategic review, may suspend the process at any time and do not intend to make further announcements regarding the process unless and until our Board of Directors approves a course of action for which further disclosure is appropriate.
Macroeconomic Indicators, Seasonality and Recent Developments
Advertising for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we have operations and fluctuations in foreign currency exchange rates.
Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.

As described in our 2021 Annual Report on Form 10-K, COVID-19 had a significant adverse impact on our results of operations during the first quarter of 2021. However, we saw positive trends in revenue for each of our segments during the remainder of 2021 as the relaxation of COVID-19 restrictions and increased vaccination levels led to an increase in mobility and increased time spent out-of-home. Beginning in the fourth quarter of 2021, we experienced a return to our pre-COVID-19 historical seasonal levels of revenue. To a large extent, we continued to experience similar levels of activity during the first quarter of 2022. As our operating performance has improved, we have ceased certain of the temporary operating cost savings initiatives we implemented in response to COVID-19 and have increased our investment in our business through additional capital expenditures. However, we continue to manage our cost base, including negotiating rent abatements in some of the markets in which we operate that have been most affected by COVID-19.
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
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2022 to the three months ended March 31, 2021 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$525,688	$370,908	41.7%
Operating expenses:
Direct operating expenses(1)	321,202	283,290	13.4%
Selling, general and administrative expenses(1)	108,957	97,570	11.7%
Corporate expenses(1)	43,645	34,042	28.2%
Depreciation and amortization	60,407	61,852	(2.3)%
Impairment charges	—	118,950
Other operating expense (income), net	(4,911)	117
Operating loss	(3,612)	(224,913)
Interest expense, net	(82,798)	(92,693)
Loss on extinguishment of debt	—	(51,101)
Other income (expense), net	(5,999)	6,554
Loss before income taxes	(92,409)	(362,153)
Income tax benefit	2,680	28,697
Consolidated net loss	(89,729)	(333,456)
Less amount attributable to noncontrolling interest	139	(1,103)
Net loss attributable to the Company	$(89,868)	$(332,353)
(1)Excludes depreciation and amortization.

Consolidated Revenue
Consolidated revenue increased $154.8 million, or 41.7%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $13.2 million impact of movements in foreign exchange rates, consolidated revenue increased $168.0 million, or 45.3%. During the first quarter of 2021, revenue throughout our business was adversely affected by COVID-19. As restrictions have been lifted and mobility levels have increased, we have seen increases in revenue across our portfolio.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $37.9 million, or 13.4%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $11.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $49.2 million, or 17.4%, primarily due to higher site lease expense driven by higher revenue and lower negotiated rent abatements and governmental rent subsidies. The remaining increase was driven by higher production, maintenance and installation expenses.
The following table provides additional information about certain drivers of consolidated direct operating expenses for the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Reductions of rent expense on lease and non-lease contracts from negotiated rent abatements	$12,422	$22,652
Restructuring and other costs(1)	4	897
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $(0.3) million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $11.4 million, or 11.7%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $3.3 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $14.6 million, or 15.0%, primarily driven by higher employee compensation costs due to improvements in operating performance.
The following table provides the restructuring and other costs included within SG&A expenses during the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Restructuring and other costs(1)	430	1,821
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $0.1 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively.
Corporate Expenses
Corporate expenses increased $9.6 million, or 28.2%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $0.1 million impact from movements in foreign exchange rates, corporate expenses increased $9.7 million, or 28.6%, due to higher restructuring and other costs primarily from an increase in estimated legal liabilities, higher incentive compensation on improved operating performance and higher employee health benefit costs.

The following table provides additional information about certain drivers of corporate expenses for the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Share-based compensation expense	$4,714	$3,951
Restructuring and other costs(1)	9,070	4,654
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $0.9 million during the three months ended March 31, 2021.
Depreciation and Amortization
Depreciation and amortization decreased $1.4 million, or 2.3%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $1.2 million impact of movements in foreign exchange rates, depreciation and amortization decreased $0.2 million, or 0.4%.
Impairment Charges
During the three months ended March 31, 2021, we recognized impairment charges of $119.0 million on our Americas indefinite-lived permits, driven by an increase in the discount rate and reduction in projected cash flows related to the negative impacts of COVID-19. We did not recognize any impairment charges during the three months ended March 31, 2022.
Other Operating Expense (Income), Net
Other operating income, net, of $4.9 million during the three months ended March 31, 2022 was driven by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets in certain markets in our Americas segment. This was partially offset by costs related to the strategic review of our Europe segment. Other operating expense, net, was $0.1 million during the three months ended March 31, 2021.
Interest Expense, Net
Interest expense, net, decreased $9.9 million during the three months ended March 31, 2022 compared to the same period of 2021, driven by lower interest rates as a result of the refinancing of the Clear Channel Worldwide Holdings, Inc. 9.25% Senior Notes Due 2024 (the “CCWH Senior Notes”) in 2021 and, to a lesser extent, repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021.
Loss on Extinguishment of Debt
During the three months ended March 31, 2021, we recognized a loss on extinguishment of debt of $51.1 million related to the partial redemption of the CCWH Senior Notes. We did not extinguish any debt during the three months ended March 31, 2022.
Other Income (Expense), Net
For the three months ended March 31, 2022 and 2021, we recognized other expense, net, of $6.0 million and other income, net, of $6.6 million, respectively, primarily related to net foreign exchange losses and gains recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit
The effective tax rates for three months ended March 31, 2022 and 2021 were 2.9% and 7.9%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.

Americas Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$295,139	$211,884	39.3%
Direct operating expenses(1)	133,088	105,831	25.8%
SG&A expenses(1)	52,059	42,855	21.5%
Segment Adjusted EBITDA	110,336	64,220	71.8%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Americas Revenue
Americas revenue increased $83.3 million, or 39.3%, during the three months ended March 31, 2022 compared to the same period of 2021. Americas revenue was adversely affected by COVID-19 during the first quarter of 2021. However, as our Americas segment recovered, we have seen increases in revenue across all of our products, most notably airport displays, which increased 186.6% to $55.9 million as compared to $19.5 million during the same period of 2021, and print and digital billboards.
Americas total digital revenue increased 68.3% during the three months ended March 31, 2022 as compared to the same period of 2021, as follows:

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Digital revenue from billboards, street furniture and spectaculars	$75,247	$56,261	33.7%
Digital revenue from transit, including airports	30,666	6,678	359.2%
Total digital revenue	$105,913	$62,939	68.3%
Revenue generated from national sales comprised 38.9% and 36.0% of total revenue for the three months ended March 31, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $27.3 million, or 25.8%, during the three months ended March 31, 2022 compared to the same period of 2021, primarily due to higher site lease expense driven by higher revenue and, to a lesser extent, lower negotiated rent abatements. Americas site lease expense increased 29.4% to $107.9 million during the three months ended March 31, 2022 as compared to $83.4 million during the same period of 2021.
Americas SG&A expenses increased $9.2 million, or 21.5%, during the three months ended March 31, 2022 compared to the same period of 2021, largely due to higher employee compensation costs driven by improvements in operating performance.
Europe Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$217,072	$149,524	45.2%
Direct operating expenses(1)	178,959	169,482	5.6%
SG&A expenses(1)	51,957	49,367	5.2%
Segment Adjusted EBITDA	(13,754)	(67,629)	79.7%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.

Europe Revenue
Europe revenue increased $67.5 million, or 45.2%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $13.1 million impact of movements in foreign exchange rates, Europe revenue increased $80.7 million, or 53.9%. Europe revenue was adversely affected by COVID-19 during the first quarter of 2021 due to widespread lockdowns and mobility restrictions. However, as restrictions have been largely lifted, we have seen increased mobility and corresponding increases in revenue across our products, most notably street furniture, and in all of the countries in which we operate, with the largest increases in the U.K. and France.
Europe digital revenue increased 89.4% during the three months ended March 31, 2022 as compared to the same period of 2021. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 98.9%, as follows:

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Digital revenue	$80,664	$42,596	89.4%
Digital revenue, excluding movements in foreign exchange rates	84,719	42,596	98.9%
Europe Expenses
Europe direct operating expenses increased $9.5 million, or 5.6%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $11.1 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $20.6 million, or 12.2%, largely driven by higher site lease expense, which increased 6.7% to $108.5 million during the three months ended March 31, 2022 as compared to $101.6 million during the same period of 2021. Excluding the $6.7 million impact of movements in foreign exchange rates, Europe site lease expense increased $13.5 million, or 13.3%, driven by higher revenue and lower negotiated rent abatements and governmental rent subsidies. The remaining increase was primarily driven by higher production, maintenance and installation expenses.
Europe SG&A expenses increased $2.6 million, or 5.2%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $3.2 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $5.8 million, or 11.7%, due to higher employee compensation costs driven by improvements in operating performance and lower governmental support and wage subsidies.
Other Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2022	2021	Change
Revenue	$13,477	$9,500	41.9%
Direct operating expenses(1)	9,155	7,977	14.8%
SG&A expenses(1)	4,941	5,348	(7.6)%
Segment Adjusted EBITDA	(619)	(3,825)	83.8%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Other revenue increased $4.0 million, or 41.9%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $0.1 million impact of movements in foreign exchange rates, Other revenue increased $4.1 million, or 43.3%, driven by our continued recovery from COVID-19 in Latin America.
Other direct operating expenses increased $1.2 million, or 14.8%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $0.1 million impact of movements in foreign exchange rates, Other direct operating expenses increased $1.3 million, or 16.6%, primarily driven by higher site lease expense related to higher revenue.
Other SG&A expenses decreased $0.4 million, or 7.6%, during the three months ended March 31, 2022 compared to the same period of 2021. Excluding the $0.1 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.3 million, or 6.3%.

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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, the outcome of our restructuring plans, investments in new technologies and the pursuit and outcome of strategic transactions, including the outcome of the strategic review of our European business. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next eight years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions as well as macro-economic events such as the war in Ukraine, continued significant inflationary pressure, rising interest rates and challenges in the supply chain. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally and reduce our liquidity over time.
We regularly consider, and enter into discussions with our lenders related to, potential financing alternatives. In the future, we may need to obtain supplemental liquidity through additional financing from banks or other lenders, public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. However, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity as needed, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Cash Requirements
Working Capital Needs
We utilize working capital to fund the operations of our business and have certain related contractual obligations, including commitments under site leases, other non-cancelable contracts and our restructuring plans.
Site Lease Expense
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our displays, including minimum guaranteed payments and revenue-sharing arrangements. During the three months ended March 31, 2022 and 2021, we incurred site lease expense of $222.2 million and $190.0 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. As previously described, we successfully renegotiated contracts with landlords and municipalities in both the U.S. and Europe in order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19. As our revenue continues to recover, we expect to receive fewer rent abatements.
Restructuring Plans
During the three months ended March 31, 2022 and 2021, we made cash expenditures for our restructuring plans to reduce headcount of $5.9 million and $4.6 million, respectively, and as of March 31, 2022, we had $18.2 million of related future cash obligations. We expect to pay this liability this year, although payments may be made through the end of the second quarter of 2023 in accordance with the terms of the restructuring plan. Please refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

Capital Expenditures
We made the following capital expenditures during the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Americas	$17,812	$5,725
Europe	15,205	8,050
Other	871	1,313
Corporate	1,921	2,830
Total capital expenditures	$35,809	$17,918
During the three months ended March 31, 2021, we reduced or deferred capital expenditures as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19. As our operating performance has improved, we have increased our investment in our business through capital expenditures.
As reported within the “Proceeds from disposal of assets” line on the Consolidated Statements of Cash Flows, our cash outflows for capital expenditures in the Americas during the three months ended March 31, 2022 were offset by compensation received from local governments for the condemnation and removal of billboards in certain markets.
Debt Service Obligations
During the three months ended March 31, 2022 and 2021, we paid interest of $51.6 million and $145.2 million, respectively. The decrease was driven by timing of the semi-annual interest payments on our refinanced debt — interest payments on the CCOH 7.75% Senior Notes Due 2028 and CCOH 7.5% Senior Notes Due 2029 (together, the “new CCOH Senior Notes”) are due in the second and fourth quarters, while interest payments on the refinanced CCWH Senior Notes were due in the first and third quarters. We anticipate having cash interest payments of $281.5 million during the remainder of the year, assuming current interest rates and that we do not refinance or incur additional debt.
Additionally, during each of the three months ended March 31, 2022 and 2021, we made $5.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement and expect to make additional principal payments totaling $15.0 million during the remainder of the year.
Please refer to Note 4 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of March 31, 2022, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of March 31, 2022, we had $431.9 million of cash on our balance sheet, including $179.1 million of cash held outside the U.S. by our subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Cash Flow from Operations
We have historically generated positive net cash flow from operations. However, we used net cash for operating activities during the periods in which we were negatively impacted by COVID-19 as cash paid for interest in these periods exceeded other net cash inflows from operations. During the three months ended March 31, 2022, we returned to positive operating cash flows as strong cash collections from customers, driven by improvements in revenue, exceeded aggregate cash payments to vendors, lessors, employees and lenders.
•During the three months ended March 31, 2022, net cash provided by operating activities was $49.5 million. Higher cash collections from customers more than offset increased cash payments driven by higher site lease, employee compensation and other costs. Additionally, cash paid for interest of $51.6 million was significantly lower than interest paid during the first quarter of the prior year due to the timing of interest payments, as previously described.

•During the three months ended March 31, 2021, net cash used for operating activities was $124.3 million, driven by cash paid for interest of $145.2 million. Although cash collections from customers exceeded cash payments to vendors (including site lease costs) and our employees, the net inflow was lower than usual due to the adverse impact of COVID-19 on sales and collections, which was only partially mitigated by reduced expenditures related to operating cost savings initiatives and working capital optimization, particularly around site lease costs.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2024. The table below presents our borrowings and excess availability under our credit facilities as of March 31, 2022:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$175.0	$125.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	40.9	84.1
Excess availability	$131.8	$84.1	$215.9
(1)The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $125.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
Debt Activity
In February 2021, we issued $1.0 billion aggregate principal amount of CCOH 7.75% Senior Notes Due 2028 and, in March 2021, used the net proceeds therefrom to redeem $940.0 million of the CCWH Senior Notes at 104.625% of their principal amount. We did not enter into any significant debt transactions during the three months ended March 31, 2022.
In April 2022, we extended the maturity date of our €30.0 million state-guaranteed loan to June 29, 2027, with quarterly principal repayments of €1.875M due beginning in September 2023. The interest rate for periods after June 2022 is currently being negotiated with the lender, and the annual cost of the state guarantee will be 1.0% for the next two years and 2.0% for the remainder of the loan term.
Debt Covenants
In accordance with the amendments to our Senior Secured Credit Agreement made in 2020 and 2021, we were required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, through delivery of the March 31, 2022 springing financial covenant calculation. We were in compliance with this covenant as of March 31, 2022.
Additionally, the Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 scheduled to commence the last day of the fiscal quarter ending September 30, 2022. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) (“EBITDA”) for the preceding four quarters, was 5.38 to 1.00 as of March 31, 2022. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.

First Lien Debt
The following table presents a calculation of our first lien debt as of March 31, 2022:

(In millions)	March 31, 2022
Term Loan Facility	$1,950.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	4.0
Less: Cash and cash equivalents	(431.9)
First lien debt(1)	$2,772.1
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $514.8 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for the following: (i) interest income; (ii) charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; (iii) certain adjustments for pro forma "run rate" cost savings, operating expense reductions and other synergies related to acquisitions, dispositions and other specified transactions or related to restructuring initiatives, cost savings initiatives, entry into new contracts or other initiatives; and (iv) various other items.
    The following table reflects a reconciliation of EBITDA to operating income and net cash provided by operating activities for the four quarters ended March 31, 2022:

Four Quarters Ended
(In millions)	March 31, 2022
EBITDA (as defined by the Senior Secured Credit Agreement)	$514.8
Depreciation and amortization, impairment charges, share-based compensation and interest income	(273.6)
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(38.0)
Other items	2.0
Operating income(1)	205.1
Interest expense, net; loss on extinguishment of debt; other expense, net and income tax benefit	(394.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(2)	688.2
Changes in operating assets and liabilities	(458.5)
Net cash provided by operating activities(1)	$40.3
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
(2)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; loss on extinguishment of debt; deferred taxes; gain on disposal of operating and other assets; foreign exchange transaction loss; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions and the effect if actual results differ from these assumptions described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly-issued but not yet adopted accounting pronouncements on our financial position and results of operations, please refer to Note 1 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including, but not limited to: the continued impact of the COVID-19 pandemic on our operations and on general economic conditions; the war in Ukraine and the associated global effects; risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising; our ability to service our debt obligations and to fund our operations and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; industry conditions, including competition; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; technological changes and innovations; shifts in population and other demographics; supply chain shortages; heightened levels of economic inflation and rising interest rates; fluctuations in operating costs; changes in labor conditions and management; regulations and consumer concerns regarding privacy and data protection; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; the impact of the strategic review of our European business, including a possible sale thereof; our ability to execute restructuring plans; the impact of future dispositions, acquisitions and other strategic transactions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; volatility of our stock price; the effect of analyst or credit ratings downgrades; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the phasing out of LIBOR; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed.

Our foreign operations reported net losses of $51.4 million for the three months ended March 31, 2022. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three months ended March 31, 2022 by $5.1 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three months ended March 31, 2022 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or such foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates, and as a result, our financial results are affected by changes in interest rates. As of March 31, 2022, approximately 34% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 100 basis point increase in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2022 would have increased by $4.9 million.
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
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. Current heightened levels of inflation may result in higher costs and decreased margins and earnings. Inflation has affected our performance in terms of higher costs for wages, salaries, materials and equipment. Although the exact impact of inflation is indeterminable, we believe we have partially offset these higher costs by increasing the effective advertising rates of most of our out-of-home display faces. In addition, our site leases, which are long-term in nature, are less impacted by short-term swings in inflation.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—		—	—
February 1 through February 28	4,177	$3.00	—	—
March 1 through March 31	—		—	—
Total	4,177	$3.00	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended March 31, 2022 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, dated as of January 20, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 21, 2022).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 10, 2022	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer