Form 10-Q
period 2022-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2022-08-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	476,151,123

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$314,616	$410,767
Accounts receivable, net	584,831	643,116
Prepaid expenses	55,773	54,180
Other current assets	27,312	26,458
Total Current Assets	982,532	1,134,521
PROPERTY, PLANT AND EQUIPMENT
Structures, net	577,524	622,738
Other property, plant and equipment, net	199,769	204,508
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	707,643	717,666
Other intangible assets, net	259,952	271,448
Goodwill	684,361	698,704
OTHER ASSETS
Operating lease right-of-use assets	1,561,364	1,567,468
Other assets	81,042	82,302
Total Assets	$5,054,187	$5,299,355
CURRENT LIABILITIES
Accounts payable	$90,397	$108,567
Accrued expenses	438,233	523,364
Current operating lease liabilities	298,462	316,692
Accrued interest	69,853	66,444
Deferred revenue	98,680	76,712
Current portion of long-term debt	21,051	21,165
Total Current Liabilities	1,016,676	1,112,944
NON-CURRENT LIABILITIES
Long-term debt	5,575,769	5,583,788
Non-current operating lease liabilities	1,310,405	1,310,917
Deferred tax liabilities, net	342,410	324,579
Other long-term liabilities	151,177	161,097
Total Liabilities	8,396,437	8,493,325

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	11,289	11,060
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (482,887,254 shares issued as of June 30, 2022; 474,480,862 shares issued as of December 31, 2021)	4,829	4,745
Additional paid-in capital	3,533,873	3,522,367
Accumulated deficit	(6,528,881)	(6,373,349)
Accumulated other comprehensive loss	(345,474)	(350,950)
Treasury stock (6,759,177 shares held as of June 30, 2022; 3,671,788 shares held as of December 31, 2021)	(17,886)	(7,843)
Total Stockholders' Deficit	(3,342,250)	(3,193,970)
Total Liabilities and Stockholders' Deficit	$5,054,187	$5,299,355

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$643,380	$531,082	$1,169,068	$901,990
Operating expenses:
Direct operating expenses(1)	331,325	306,224	652,527	589,514
Selling, general and administrative expenses(1)	118,294	112,865	227,251	210,435
Corporate expenses(1)	39,081	37,728	82,726	71,770
Depreciation and amortization	60,577	62,567	120,984	124,419
Impairment charges	21,805	—	21,805	118,950
Other operating expense (income), net	1,367	(1,740)	(3,544)	(1,623)
Operating income (loss)	70,931	13,438	67,319	(211,475)
Interest expense, net	(86,594)	(90,242)	(169,392)	(182,935)
Loss on extinguishment of debt	—	(51,656)	—	(102,757)
Other income (expense), net	(26,235)	3,631	(32,234)	10,185
Loss before income taxes	(41,898)	(124,829)	(134,307)	(486,982)
Income tax benefit (expense)	(23,419)	428	(20,739)	29,125
Consolidated net loss	(65,317)	(124,401)	(155,046)	(457,857)
Less amount attributable to noncontrolling interest	347	179	486	(924)
Net loss attributable to the Company	$(65,664)	$(124,580)	$(155,532)	$(456,933)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.14)	$(0.27)	$(0.33)	$(0.98)
(1)Excludes depreciation and amortization
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss attributable to the Company	$(65,664)	$(124,580)	$(155,532)	$(456,933)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,194	1,426	5,459	(17,920)
Reclassification adjustments	—	—	—	944
Other comprehensive income (loss)	1,194	1,426	5,459	(16,976)
Comprehensive loss	(64,470)	(123,154)	(150,073)	(473,909)
Less amount attributable to noncontrolling interest	(11)	3	(17)	(7)
Comprehensive loss attributable to the Company	$(64,459)	$(123,157)	$(150,056)	$(473,902)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended June 30, 2022
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at March 31, 2022	475,023,448	$10,994	$4,750	$3,527,076	$(6,463,217)	$(346,679)	$(7,855)	$(3,274,931)
Net income (loss)		347	—	—	(65,664)	—	—	(65,317)
Exercise of stock options and release of stock awards	7,863,806	—	79	(79)	—	—	(10,031)	(10,031)
Share-based compensation		—	—	6,876	—	—	—	6,876
Payments to noncontrolling interests		(41)	—	—	—	—	—	(41)
Other comprehensive income (loss)		(11)	—	—	—	1,205	—	1,194
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)

	Six Months Ended June 30, 2022
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		486	—	—	(155,532)	—	—	(155,046)
Exercise of stock options and release of stock awards	8,406,392	—	84	(84)	—	—	(10,043)	(10,043)
Share-based compensation		—	—	11,590	—	—	—	11,590
Payments to noncontrolling interests		(240)	—	—	—	—	—	(240)
Other comprehensive income (loss)		(17)	—	—	—	5,476	—	5,459
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended June 30, 2021
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

	Six Months Ended June 30, 2021
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

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(155,046)	$(457,857)
Reconciling items:
Depreciation, amortization and impairment charges	142,789	243,369
Non-cash operating lease expense	168,148	185,284
Loss on extinguishment of debt	—	102,757
Deferred taxes	17,719	(28,104)
Gain on disposal of operating and other assets, net	(13,710)	(2,051)
Foreign exchange transaction loss (gain)	34,241	(8,685)
Other reconciling items, net	14,854	6,836
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	45,522	(578)
Increase in prepaid expenses and other operating assets	(16,716)	(7,600)
Decrease in accounts payable and accrued expenses	(59,058)	(31,592)
Decrease in operating lease liabilities	(181,735)	(202,948)
Increase (decrease) in accrued interest	3,555	(35,284)
Increase in deferred revenue	14,902	5,482
Increase (decrease) in other operating liabilities	3,774	(1,273)
Net cash provided by (used for) operating activities	19,239	(232,244)
Cash flows from investing activities:
Capital expenditures	(81,108)	(49,766)
Asset acquisitions	(24,255)	(1,510)
Proceeds from disposal of assets	20,430	3,640
Other investing activities, net	(121)	524
Net cash used for investing activities	(85,054)	(47,112)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,085,570
Payments on long-term debt	(10,658)	(2,000,276)
Debt issuance costs	—	(24,417)
Taxes paid related to net share settlement of equity awards	(10,043)	(3,090)
Other financing activities, net	(240)	(155)
Net cash provided by (used for) financing activities	(20,941)	57,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,388)	(44)
Net decrease in cash, cash equivalents and restricted cash	(95,144)	(221,768)
Cash, cash equivalents and restricted cash at beginning of period	419,971	795,061
Cash, cash equivalents and restricted cash at end of period	$324,827	$573,293
Supplemental disclosures:
Cash paid for interest	$161,334	$211,982
Cash paid for income taxes, net of refunds	$2,442	$1,732

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
Asset Acquisitions
During the six months ended June 30, 2022, the Company completed several acquisitions of out-of-home advertising assets, which included digital billboard structures, land, indefinite-lived permits and permanent easements, for total cash consideration of $24.3 million.
New Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
For the last several years, there has been an ongoing effort amongst regulators, standard setters, financial institutions and other market participants to replace interbank offered rates, including the London Interbank Offered Rate (“LIBOR”), with alternative reference rates. In the United States (“U.S.”), the Alternative Reference Rates Committee has formally recommended forward-looking Secured Overnight Financing Rate term rates as the replacement for USD LIBOR, while various other risk-free rates have been selected to replace LIBOR for other currencies. After December 31, 2021, the ICE Benchmark Administration, LIBOR’s administrator, ceased publication of certain LIBOR rates, and the remaining USD LIBOR rates will be published through June 30, 2023. The Company will continue to work with the administrative agents of its Senior Secured Credit Facilities and Receivables-Based Credit Facility to agree on replacement rates but does not expect the replacement of LIBOR to result in a material impact on its consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden of accounting for reference rate reform initiatives. The update provides temporary optional expedients and exceptions for applying GAAP contract modification accounting to contracts and other transactions affected by reference rate reform if certain criteria are met and may be applied through December 31, 2022. The Company is assessing whether it will use these optional expedients and exceptions but does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements or disclosures. The Company will continue to monitor and assess regulatory developments during the transition period.

ASU 2021-10
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
NOTE 2 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed: Americas and Europe. The Americas segment consists of operations primarily in the U.S., and the Europe segment consists of operations in Europe and Singapore. The Company’s remaining operating segment, Latin America, does not meet the quantitative threshold to qualify as a reportable segment and is disclosed as “Other” herein. Each segment provides out-of-home advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
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

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Americas	$346,132	$271,620	$641,271	$483,504
Europe	280,347	247,124	497,419	396,648
Other	16,901	12,338	30,378	21,838
Total	$643,380	$531,082	$1,169,068	$901,990

Capital Expenditures
Americas	$30,224	$18,406	$48,036	$24,131
Europe	11,529	9,256	26,734	17,306
Other	235	907	1,106	2,220
Corporate	3,311	3,279	5,232	6,109
Total	$45,299	$31,848	$81,108	$49,766

Segment Adjusted EBITDA
Americas	$148,754	$127,221	$259,090	$191,441
Europe	44,522	1,744	30,768	(65,885)
Other	1,710	(921)	1,091	(4,746)
Total	$194,986	$128,044	$290,949	$120,810

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$194,986	$128,044	$290,949	$120,810
Less reconciling items:
Corporate expenses(1)	39,081	37,728	82,726	71,770
Depreciation and amortization	60,577	62,567	120,984	124,419
Impairment charges	21,805	—	21,805	118,950
Restructuring and other costs(2)	1,225	16,051	1,659	18,769
Other operating expense (income), net	1,367	(1,740)	(3,544)	(1,623)
Interest expense, net	86,594	90,242	169,392	182,935
Other reconciling items(3)	26,235	48,025	32,234	92,572
Consolidated net loss before income taxes	$(41,898)	$(124,829)	$(134,307)	$(486,982)
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
NOTE 3 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with the lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842. All remaining revenue transactions are accounted for as revenue from contracts with customers under ASC Topic 606.

Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended June 30, 2022
Americas(1)	$173,876	$172,256	$346,132
Europe	257,000	23,347	280,347
Other	13,495	3,406	16,901
Total	$444,371	$199,009	$643,380

Three Months Ended June 30, 2021
Americas(1)	$121,904	$149,716	$271,620
Europe	218,177	28,947	247,124
Other	10,225	2,113	12,338
Total	$350,306	$180,776	$531,082

Six Months Ended June 30, 2022
Americas(1)	$321,756	$319,515	$641,271
Europe	453,882	43,537	497,419
Other	24,111	6,267	30,378
Total	$799,749	$369,319	$1,169,068

Six Months Ended June 30, 2021
Americas(1)	$215,972	$267,532	$483,504
Europe	349,855	46,793	396,648
Other	17,855	3,983	21,838
Total	$583,682	$318,308	$901,990
(1)Americas total revenue for the three months ended June 30, 2022 and 2021 includes revenue from transit displays of $65.1 million and $27.0 million, respectively, including revenue from airport displays of $61.1 million and $24.6 million, respectively. Americas total revenue for the six months ended June 30, 2022 and 2021 includes revenue from transit displays of $124.1 million and $48.4 million, respectively, including revenue from airport displays of $117.0 million and $44.1 million, respectively.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$390,049	$243,689	$492,706	$349,799
Ending balance	$433,626	$346,306	$433,626	$346,306

Deferred revenue from contracts with customers:
Beginning balance	$56,955	$46,773	$42,016	$37,712
Ending balance	$54,617	$50,067	$54,617	$50,067

During the three months ended June 30, 2022 and 2021, respectively, the Company recognized $45.0 million and $36.8 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarter. During the six months ended June 30, 2022 and 2021, respectively, the Company recognized $35.9 million and $34.5 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less. However, as of June 30, 2022, the Company expects to recognize $89.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.
NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Term Loan Facility(1)	$1,945,000	$1,955,000
Revolving Credit Facility	—	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(2)	35,270	39,006
Original issue discount	(6,294)	(6,976)
Long-term debt fees	(52,156)	(57,077)
Total debt	5,596,820	5,604,953
Less: Current portion	21,051	21,165
Total long-term debt	$5,575,769	$5,583,788
(1)During the six months ended June 30, 2022, the Company paid $10.0 million of the outstanding principal on the Term Loan Facility in accordance with the terms of the senior secured credit agreement (the "Senior Secured Credit Agreement") governing the Senior Secured Credit Facilities, which consist of the Term Loan Facility and the Revolving Credit Facility.
(2)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $31.4 million at current exchange rates. In April 2022, as permitted under the terms of the loan agreement, the Company elected to extend the loan’s maturity date to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. This loan did not originally bear interest, but effective June 29, 2022, the annual interest rate is 0.7%. Additionally, in June 2022, the Company paid a fee relating to the state guarantee equal to 0.5% of the outstanding amount of the loan. Effective June 29, 2022, the annual cost of the state guarantee will be 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.7 billion and $5.9 billion as of June 30, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of June 30, 2022, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
As of June 30, 2022, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $131.8 million of remaining excess availability. Additionally, as of June 30, 2022, the Company had $43.5 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $81.5 million of excess availability. As of June 30, 2022, the Company had $84.9 million and $27.7 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.8 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

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
The Company advised both the SEC and the U.S. Department of Justice (the "DOJ") of the investigation of Clear Media and is cooperating to provide documents, interviews and information to these agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings, Inc. received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited (“Ever Harmonic”), a special-purpose vehicle wholly-owned by a consortium of investors, which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that required Clear Media, if requested by the SEC and/or the DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or the DOJ, among other obligations. The Litigation Support Agreement expired in March 2022.
In connection with its investigation, the SEC has also requested information regarding the Company’s historical oversight of its business in Italy and the misstatements and related forensic investigation. The Company is cooperating to provide documents and information responsive to the SEC’s inquiries and is voluntarily sharing the documents and information with the DOJ.
The SEC and DOJ investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. As previously disclosed, the Company is meeting with these agencies to engage in discussions about potential resolution of these matters, including potential settlement. Based on the discussions to date, the Company recorded an estimated liability during the first quarter of 2022 to account for a potential resolution of these matters. However, at this time, the Company cannot predict the eventual scope, duration or outcome of these discussions, including whether a settlement will be reached, the amount of any potential monetary payments or the scope of injunctive or other relief, the results of which may be materially adverse to the Company, its financial condition and its results of operations. At this time, the Company is unable to reasonably estimate, or provide any assurance regarding, the amount of any potential loss in excess of the amount accrued relating to this investigation.

NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2022 and 2021 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax benefit (expense)	$(3,951)	$(1,042)	$(3,020)	$1,021
Deferred tax benefit (expense)	(19,468)	1,470	(17,719)	28,104
Income tax benefit (expense)	$(23,419)	$428	$(20,739)	$29,125
The effective tax rates for the three and six months ended June 30, 2022 were (55.9)% and (15.4)%, respectively, compared to 0.3% and 6.0% for the three and six months ended June 30, 2021, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Structures	$2,315,653	$2,356,245
Furniture and other equipment	244,306	251,084
Land, buildings and improvements	148,638	146,064
Construction in progress	51,938	54,361
Property, plant and equipment, gross	2,760,535	2,807,754
Less: Accumulated depreciation	(1,983,242)	(1,980,508)
Property, plant and equipment, net	$777,293	$827,246
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$707,643	$—	$717,666	$—
Transit, street furniture and other outdoor contractual rights	428,623	(385,904)	446,976	(397,778)
Permanent easements	160,273	—	161,079	—
Trademarks	83,569	(26,725)	83,569	(22,560)
Other	1,213	(1,097)	1,307	(1,145)
Total intangible assets	$1,381,321	$(413,726)	$1,410,597	$(421,483)
The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year and more frequently as events or changes in circumstances warrant, as described in the Company's 2021 Annual Report on Form 10-K. Due to rising interest rates and inflation, the Company tested certain of its indefinite-lived permits for impairment during the second quarter of 2022, resulting in an impairment charge of $21.8 million during the three and six months ended June 30, 2022. The Company also tested its indefinite-lived permits for impairment during the first quarter of 2021 due to an increase in the discount rate, resulting in an impairment charge of $119.0 million during the six months ended June 30, 2021.

Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the six months ended June 30, 2022:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2021(1)	$507,819	$190,885	$—	$698,704
Foreign currency	—	(14,343)	—	(14,343)
Balance as of June 30, 2022	$507,819	$176,542	$—	$684,361
(1)The balance at December 31, 2021 is net of cumulative impairments of $2.6 billion, $191.4 million and $90.4 million for Americas, Europe and Other, respectively.
NOTE 9 – COST-SAVINGS INITIATIVES
Restructuring Plan to Reduce Headcount
During 2020, the Company committed to a restructuring plan to reduce headcount in its Europe segment, upon which it continued to execute through the fourth quarter of 2021 when the impacted employees were terminated. During the first quarter of 2022, it was determined that actual costs would be less than previously estimated due to former employees no longer being eligible for severance upon finding alternative employment in accordance with the terms of the restructuring plan, resulting in a net reversal of costs during the period. Remaining costs associated with this restructuring plan are not expected to be significant.
The following table presents net costs incurred (reversed) in the Company’s Europe segment in connection with this restructuring plan during the three and six months ended June 30, 2022 and 2021 and since the plan was initiated:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Total to date
	2022	2021	2022	2021	June 30, 2022
Costs incurred (reversed) in Europe segment, net:
Direct operating expenses(1)	$196	$8,850	$(153)	$9,135	$16,544
Selling, general and administrative expenses(1)	416	6,696	533	8,076	22,995
Total charges, net	$612	$15,546	$380	$17,211	$39,539
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
Additionally, the Company recognized corporate costs related to this restructuring plan of $0.2 million and $1.1 million during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the Company reversed $0.5 million of these costs.
As of June 30, 2022, the total liability related to this restructuring plan was $12.6 million, which the Company expects to pay this year, although payments may be made through the end of the second quarter of 2023 in accordance with the terms of the restructuring plan. The following table presents changes in this liability balance during the six months ended June 30, 2022:

(In thousands)	Europe	Corporate	Total
Liability balance as of December 31, 2021	$23,860	$456	$24,316
Costs incurred (reversed), net(1)	380	(456)	(76)
Costs paid or otherwise settled	(11,621)	—	(11,621)
Liability balance as of June 30, 2022	$12,619	$—	$12,619
(1)Substantially all costs related to this restructuring plan were severance benefits and related costs.

Other Restructuring Costs
In addition, the Company has incurred restructuring costs associated with various other cost-savings initiatives outside of the aforementioned restructuring plan, primarily related to one-time termination benefits, including corporate costs of $1.3 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $1.5 million during the six months ended June 30, 2022 and 2021, respectively. The Company also incurred additional restructuring costs in Europe of $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the total remaining liability related to these other cost-savings initiatives was approximately $2.5 million and is expected to be paid through the first half of 2023.
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and six months ended June 30, 2022 and 2021:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to the Company – common shares	$(65,664)	$(124,580)	$(155,532)	$(456,933)
Denominator:
Weighted average common shares outstanding – basic	475,125	468,847	472,859	467,364
Weighted average common shares outstanding – diluted	475,125	468,847	472,859	467,364
Net loss attributable to the Company per share of common stock:
Basic	$(0.14)	$(0.27)	$(0.33)	$(0.98)
Diluted	$(0.14)	$(0.27)	$(0.33)	$(0.98)
Outstanding equity awards of 23.7 million and 22.6 million shares for the three months ended June 30, 2022 and 2021, respectively, and 25.7 million and 24.3 million for the six months ended June 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents in the Balance Sheet	$314,616	$410,767
Restricted cash included in:
Other current assets	1,637	1,685
Other assets	8,574	7,519
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$324,827	$419,971
Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$606,397	$666,888
Less: Allowance for credit losses	(21,566)	(23,772)
Accounts receivable, net	$584,831	$643,116
Credit loss expense (reversal) related to accounts receivable was $0.5 million and $(2.3) million during the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $(3.0) million during the six months ended June 30, 2022 and 2021, respectively.

Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021.
Share-Based Compensation
On May 4, 2022, the Compensation Committee of the Company’s Board of Directors approved grants of 5.2 million restricted stock units (“RSUs”) and 1.8 million performance stock units (“PSUs”) to certain of its employees.
•The RSUs generally vest in three equal annual installments on each of April 1, 2023, April 1, 2024 and April 1, 2025, provided that the recipient is still employed by, or providing services to, the Company on each such vesting date.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and the Company's 2021 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
In December 2021, our Board of Directors authorized a review of strategic alternatives for our European business, including a possible sale. Most recently, our Board of Directors authorized us to focus the strategic review on the potential disposal of certain of our lower-margin European assets (and/or other European assets of lower priority to our European business on the whole), while retaining, for now, our higher-margin European assets, which are performing well. However, there can be no assurance that this strategic review will result in any transaction(s) or particular outcome(s). We have not set a timetable for completion of this strategic review, may suspend the process at any time and do not intend to make further announcements regarding the process unless and until our Board of Directors approves a course of action for which further disclosure is appropriate.
Macroeconomic Indicators, Seasonality and Recent Developments
Advertising for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we have operations and fluctuations in foreign currency exchange rates. Current adverse macroeconomic and geopolitical conditions, including heightened inflation and higher interest rates, could also adversely affect our results.
Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.
As described in our 2021 Annual Report on Form 10-K, COVID-19 had a significant adverse impact on our results of operations during the first quarter of 2021, and we did not experience a return to our pre-COVID-19 historical seasonal levels of revenue until the fourth quarter of 2021. To a large extent, we continued to experience similar pre-COVID-19 levels of activity during the first half of 2022. As our operating performance has improved, we have ceased certain of the temporary operating cost savings initiatives we implemented in response to COVID-19 and have increased our investment in our business through additional capital expenditures.

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
Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$643,380	$531,082	21.1%	$1,169,068	$901,990	29.6%
Operating expenses:
Direct operating expenses(1)	331,325	306,224	8.2%	652,527	589,514	10.7%
Selling, general and administrative expenses(1)	118,294	112,865	4.8%	227,251	210,435	8.0%
Corporate expenses(1)	39,081	37,728	3.6%	82,726	71,770	15.3%
Depreciation and amortization	60,577	62,567	(3.2)%	120,984	124,419	(2.8)%
Impairment charges	21,805	—		21,805	118,950
Other operating expense (income), net	1,367	(1,740)		(3,544)	(1,623)
Operating income (loss)	70,931	13,438		67,319	(211,475)
Interest expense, net	(86,594)	(90,242)		(169,392)	(182,935)
Loss on extinguishment of debt	—	(51,656)		—	(102,757)
Other income (expense), net	(26,235)	3,631		(32,234)	10,185
Loss before income taxes	(41,898)	(124,829)		(134,307)	(486,982)
Income tax benefit (expense)	(23,419)	428		(20,739)	29,125
Consolidated net loss	(65,317)	(124,401)		(155,046)	(457,857)
Less amount attributable to noncontrolling interest	347	179		486	(924)
Net loss attributable to the Company	$(65,664)	$(124,580)		$(155,532)	$(456,933)
(1)Excludes depreciation and amortization.
Consolidated Revenue
During the first half of 2021, revenue throughout our business was adversely affected by COVID-19.
•Consolidated revenue increased $112.3 million, or 21.1%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $35.6 million impact of movements in foreign exchange rates, consolidated revenue increased $147.9 million, or 27.9%.

•Consolidated revenue increased $267.1 million, or 29.6%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $48.9 million impact of movements in foreign exchange rates, consolidated revenue increased $315.9 million, or 35.0%.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 primarily driven by higher site lease expense due to higher revenue and lower negotiated rent abatements. We also experienced higher production, maintenance and installation expenses driven by the increase in revenue. These increases were partially offset by lower costs for our restructuring plan to reduce headcount in our Europe segment.
•Consolidated direct operating expenses increased $25.1 million, or 8.2%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $22.8 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $47.9 million, or 15.6%.
•Consolidated direct operating expenses increased $63.0 million, or 10.7%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $34.0 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $97.0 million, or 16.5%.
The following table provides additional information about certain drivers of consolidated direct operating expenses for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reductions of rent expense on lease and non-lease contracts from negotiated rent abatements	$14,150	$34,604	$24,341	$57,256
Restructuring and other costs(1)	236	9,082	240	9,979
(1)Includes severance and related costs (reversals) for our restructuring plan to reduce headcount in our Europe segment of $0.2 million and $8.9 million during the three months ended June 30, 2022 and 2021, respectively, and $(0.2) million and $9.1 million during the six months ended June 30, 2022 and 2021, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased during the three and six months ended June 30, 2022 compared to the same periods of 2021 mainly due to higher employee compensation costs largely driven by improvements in operating performance. Credit loss expense was higher due to an increase in current year revenue and prior year reductions in our allowance for credit losses. Higher credit loss expense and increases in other SG&A expenses were partially offset by lower costs for our restructuring plan to reduce headcount in our Europe segment.
•Consolidated SG&A expenses increased $5.4 million, or 4.8%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $7.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $12.5 million, or 11.1%.
•Consolidated SG&A expenses increased $16.8 million, or 8.0%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $10.4 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $27.2 million, or 12.9%.
The following table provides the restructuring and other costs included within SG&A expenses during the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring and other costs(1)	989	6,969	1,419	8,790
(1)Includes severance and related costs for our restructuring plan to reduce headcount in our Europe segment of $0.4 million and $6.7 million during the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $8.1 million during the six months ended June 30, 2022 and 2021, respectively.

Corporate Expenses
Corporate expenses increased $1.4 million, or 3.6%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $0.7 million impact of movements in foreign exchange rates, corporate expenses increased $2.1 million, or 5.4%, driven by higher employee compensation costs, including share-based compensation.
Corporate expenses increased $11.0 million, or 15.3%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $0.8 million impact from movements in foreign exchange rates, corporate expenses increased $11.8 million, or 16.4%, primarily due to higher employee compensation costs, including share-based compensation, and higher restructuring and other costs driven by an increase in estimated legal liabilities.
The following table provides additional information about certain drivers of corporate expenses for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense	$6,876	$4,506	$11,590	$8,457
Restructuring and other costs(1)	$1,478	$2,460	10,548	7,114
(1)Includes severance and related costs (reversals) for our restructuring plan to reduce headcount in our Europe segment of $(0.5) million during the three and six months ended June 30, 2022 and $0.2 million and $1.1 million during the three and six months ended June 30, 2021, respectively.
Depreciation and Amortization
Depreciation and amortization decreased $2.0 million, or 3.2%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $2.4 million impact of movements in foreign exchange rates, depreciation and amortization increased $0.4 million, or 0.7%.
Depreciation and amortization decreased $3.4 million, or 2.8%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $3.6 million impact of movements in foreign exchange rates, depreciation and amortization increased $0.2 million, or 0.1%.
Impairment Charges
During the three and six months ended June 30, 2022, we recognized an impairment charge of $21.8 million on our Americas indefinite-lived permits, driven by rising interest rates and inflation.
During the six months ended June 30, 2021, we recognized an impairment charge of $119.0 million on our Americas indefinite-lived permits, driven by an increase in the discount rate and reduction in projected cash flows related to the negative impacts of COVID-19.
Other Operating Expense (Income), Net
For the three months ended June 30, 2022 and 2021, we recognized other operating expense, net, of $1.4 million and other operating income, net, of $1.7 million, respectively. The increase in expense was driven by costs related to the strategic review of our Europe segment.
Other operating income, net, of $3.5 million during the six months ended June 30, 2022 was driven by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets in certain markets in our Americas segment, partially offset by costs related to the strategic review of our Europe segment. Other operating income, net was $1.6 million during the six months ended June 30, 2021.
Interest Expense, Net
Interest expense, net, decreased $3.6 million and $13.5 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021 primarily due to lower interest rates as a result of refinancing the Clear Channel Worldwide Holdings, Inc. 9.25% Senior Notes Due 2024 (the “CCWH Senior Notes”) in the first half of 2021. Lower interest due to repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021 was offset by higher interest rates on our Term Loan Facility.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2021, we recognized losses on extinguishment of debt of $51.7 million and $102.8 million, respectively, related to the redemption of the CCWH Senior Notes. We did not extinguish any debt during the three or six months ended June 30, 2022.

Other Income (Expense), Net
Other expense, net, of $26.2 million and $32.2 million during the three and six months ended June 30, 2022, respectively, and other income, net, of $3.6 million and $10.2 million during the three and six months ended June 30, 2021, respectively, primarily result from net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit (Expense)
The effective tax rates were (55.9)% and 0.3% for three months ended June 30, 2022 and 2021, respectively, and (15.4)% and 6.0% for six months ended June 30, 2022 and 2021, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
Americas Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$346,132	$271,620	27.4%	$641,271	$483,504	32.6%
Direct operating expenses(1)	141,060	100,142	40.9%	274,148	205,973	33.1%
SG&A expenses(1)	56,608	44,754	26.5%	108,667	87,609	24.0%
Segment Adjusted EBITDA	148,754	127,221	16.9%	259,090	191,441	35.3%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Americas Revenue
Americas revenue increased $74.5 million, or 27.4%, during the three months ended June 30, 2022 compared to the same period of 2021 driven by recovery from the adverse effects of COVID-19. We have continued to see increases in revenue across most of our products, primarily driven by airport displays and billboards. Airport displays increased 148.6% to $61.1 million as compared to $24.6 million during the same period of 2021. Increased revenue from billboards was driven by higher revenue yields and digital billboard deployments.
Americas total digital revenue increased 53.2% during the three months ended June 30, 2022 as compared to the same period of 2021, as follows:

(In thousands)	Three Months Ended June 30,		%
	2022	2021	Change
Digital revenue from billboards, street furniture & spectaculars	$95,869	$74,742	28.3%
Digital revenue from transit, including airports	34,569	10,411	232.0%
Total digital revenue	$130,438	$85,153	53.2%
Revenue generated from national sales comprised 38.6% and 37.1% of total revenue for the three months ended June 30, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $40.9 million, or 40.9%, during the three months ended June 30, 2022 compared to the same period of 2021 primarily due to higher site lease expense, which increased 49.4% to $114.4 million during the three months ended June 30, 2022 as compared to $76.6 million during the same period of 2021, driven by higher revenue and lower negotiated rent abatements.
Americas SG&A expenses increased $11.9 million, or 26.5%, during the three months ended June 30, 2022 compared to the same period of 2021 mainly due to higher employee compensation costs driven by improvements in operating performance and increased headcount, as well as higher credit loss expense due to an increase in current year revenue and prior year reductions in our allowance for credit losses.

Six Months
Americas Revenue
Americas revenue increased $157.8 million, or 32.6%, during the six months ended June 30, 2022 compared to the same period of 2021. Americas revenue was adversely affected by COVID-19 during the first half of 2021. However, as our Americas segment has recovered, we have continued to see increases in revenue across all of our products, most notably airport displays, which increased 165.4% to $117.0 million as compared to $44.1 million during the same period of 2021, and billboards.
Americas total digital revenue increased 59.6% during the six months ended June 30, 2022 as compared to the same period of 2021, as follows:

(In thousands)	Six Months Ended June 30,		%
	2022	2021	Change
Digital revenue from billboards, street furniture and spectaculars	$171,116	$131,003	30.6%
Digital revenue from transit, including airports	65,235	17,089	281.7%
Total digital revenue	$236,351	$148,092	59.6%
Revenue generated from national sales comprised 38.7% and 36.6% of total revenue for the six months ended June 30, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $68.2 million, or 33.1%, during the six months ended June 30, 2022 compared to the same period of 2021 primarily due to higher site lease expense, which increased 38.4% to $222.4 million during the six months ended June 30, 2022 as compared to $160.7 million during the same period of 2021, driven by higher revenue and, to a lesser extent, lower negotiated rent abatements. We also experienced higher production, maintenance and installation expenses driven by the increase in revenue.
Americas SG&A expenses increased $21.1 million, or 24.0%, during the six months ended June 30, 2022 compared to the same period of 2021 largely due to higher employee compensation costs driven by improvements in operating performance and increased headcount, as well as higher credit loss expense due to an increase in current year revenue and prior year reductions in our allowance for credit losses.
Europe Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$280,347	$247,124	13.4%	$497,419	$396,648	25.4%
Direct operating expenses(1)	180,332	197,525	(8.7)%	359,291	367,007	(2.1)%
SG&A expenses(1)	56,428	63,529	(11.2)%	108,385	112,896	(4.0)%
Segment Adjusted EBITDA	44,522	1,744	N/A	30,768	(65,885)	N/A
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Europe Revenue
Europe revenue increased $33.2 million, or 13.4%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $35.5 million impact of movements in foreign exchange rates, Europe revenue increased $68.7 million, or 27.8%, driven by recovery from the adverse effects of COVID-19. We have continued to see increases in revenue across all of our products, most notably street furniture and transit, and in almost all of the countries in which we operate, with the largest increases in France, Sweden and the United Kingdom (“U.K.”).

Europe digital revenue increased 34.0% during the three months ended June 30, 2022 as compared to the same period of 2021. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 50.6%, as follows:

(In thousands)	Three Months Ended June 30,		%
	2022	2021	Change
Digital revenue	$107,536	$80,277	34.0%
Digital revenue, excluding movements in foreign exchange rates	120,890	80,277	50.6%
Europe Expenses
Europe direct operating expenses decreased $17.2 million, or 8.7%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $22.6 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $5.4 million, or 2.8%, driven by higher site lease expense due to higher revenue and, to a lesser extent, lower negotiated rent abatements and governmental rent subsidies. Site lease expense increased 0.6% to $111.7 million during the three months ended June 30, 2022 as compared to $111.0 million during the same period of 2021; however, excluding the $14.0 million impact of movements in foreign exchange rates, Europe site lease expense increased $14.6 million, or 13.2%. This increase was partially offset by lower costs for our restructuring plan to reduce headcount.
Europe SG&A expenses decreased $7.1 million, or 11.2%, during the three months ended June 30, 2022 compared to the same period of 2021. Excluding the $7.1 million impact of movements in foreign exchange rates, Europe SG&A expenses remained flat as higher employee compensation costs, driven by improvements in operating performance, and other SG&A expenses were offset by lower costs for our restructuring plan to reduce headcount.
Six Months
Europe Revenue
Europe revenue increased $100.8 million, or 25.4%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $48.6 million impact of movements in foreign exchange rates, Europe revenue increased $149.4 million, or 37.7%. Europe revenue was adversely affected by COVID-19 during the first half of 2021. However, as our Europe segment continues to recover, we have continued to see increases in revenue across all of our products, most notably street furniture and transit, and in all of the countries in which we operate, with the largest increases in France, the U.K. and Sweden.
Europe digital revenue increased 53.2% during the six months ended June 30, 2022 as compared to the same period of 2021. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 67.3%, as follows:

(In thousands)	Six Months Ended June 30,		%
	2022	2021	Change
Digital revenue	$188,200	$122,873	53.2%
Digital revenue, excluding movements in foreign exchange rates	205,609	122,873	67.3%
Europe Expenses
Europe direct operating expenses decreased $7.7 million, or 2.1%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $33.8 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $26.0 million, or 7.1%. Site lease expense increased 3.5% to $220.1 million during the six months ended June 30, 2022 as compared to $212.6 million during the same period of 2021. Excluding the $20.6 million impact of movements in foreign exchange rates, Europe site lease expense increased $28.2 million, or 13.2%, driven by higher revenue and lower negotiated rent abatements and governmental rent subsidies. We also experienced higher production, maintenance and installation expenses driven by the increase in revenue. These increases were partially offset by lower costs for our restructuring plan to reduce headcount.
Europe SG&A expenses decreased $4.5 million, or 4.0%, during the six months ended June 30, 2022 compared to the same period of 2021. Excluding the $10.3 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $5.8 million, or 5.1%, driven by higher employee compensation costs due to improvements in operating performance and, to a lesser extent, lower governmental support and wage subsidies. This was partially offset by lower costs for our restructuring plan to reduce headcount.

Other Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$16,901	$12,338	37.0%	$30,378	$21,838	39.1%
Direct operating expenses(1)	9,933	8,557	16.1%	19,088	16,534	15.4%
SG&A expenses(1)	5,258	4,582	14.8%	10,199	9,930	2.7%
Segment Adjusted EBITDA	1,710	(921)	N/A	1,091	(4,746)	N/A
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Other revenue increased $4.6 million, or 37.0%, and $8.5 million, or 39.1%, during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021 driven by our continued recovery from COVID-19 in Latin America. Excluding the impact of movements in foreign exchange rates, Other revenue increased $4.7 million, or 38.1%, during the three month comparison period and $8.8 million, or 40.4%, during the six month comparison period.
Other direct operating expenses increased $1.4 million, or 16.1%, and $2.6 million, or 15.4%, during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021 largely driven by higher site lease expense related to higher revenue. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses increased $1.5 million, or 17.6%, during the three month comparison period and $2.8 million, or 17.1%, during the six month comparison period.
Other SG&A expenses increased $0.7 million, or 14.8%, and $0.3 million, or 2.7%, during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021 primarily due to higher employee compensation costs driven by increased headcount. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses increased $0.7 million, or 14.6% during the three month comparison period and $0.3 million, or 3.3%, during the six month comparison period.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our main cash requirements are for working capital used to fund the operations of the business, capital expenditures and debt service. We typically meet these requirements with cash on hand, internally-generated cash flow from operations and, if necessary, borrowings under our credit facilities. We believe that our current sources of funds will be sufficient to meet our cash requirements for at least the next twelve months.
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, the outcome of our restructuring plans, investments in new technologies and the pursuit and outcome of strategic opportunities, including the outcome of the strategic review of our European business. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next eight years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions as well as macro-economic events such as the war in Ukraine, heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally and reduce our liquidity over time.

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
Cash Requirements
Working Capital Needs
We utilize working capital to fund the operations of our business and have certain related contractual obligations, including commitments under site leases, other non-cancelable contracts and our restructuring plan.
Site Lease Expense
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our displays, including minimum guaranteed payments and revenue-sharing arrangements. During the six months ended June 30, 2022 and 2021, we incurred site lease expense of $454.7 million and $383.8 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities in both the U.S. and Europe. As our business continues to recover from the effects of the COVID-19 pandemic, we are receiving fewer rent abatements.
Restructuring Plans
During the six months ended June 30, 2022 and 2021, we made cash expenditures for our restructuring plans to reduce headcount of $11.6 million and $8.0 million, respectively, and as of June 30, 2022, we had $12.6 million of related future cash obligations. We expect to pay this liability this year, although payments may be made through the end of the second quarter of 2023 in accordance with the terms of the restructuring plan. Please refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the six months ended June 30, 2022 and 2021:

(In thousands)	Six Months Ended June 30,
	2022	2021
Americas	$48,036	$24,131
Europe	26,734	17,306
Other	1,106	2,220
Corporate	5,232	6,109
Total capital expenditures	$81,108	$49,766
During the six months ended June 30, 2021, we reduced or deferred capital expenditures as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19. As our operating performance has improved, we have increased our investment in our business through capital expenditures.
During the six months ended June 30, 2022, we completed several acquisitions of out-of-home advertising assets in our Americas segment, which included digital billboard structures, land, indefinite-lived permits and permanent easements, for cash consideration of $24.3 million. During the six months ended June 30, 2021, cash paid for asset acquisitions was $1.5 million.
As reported within the “Proceeds from disposal of assets” line on the Consolidated Statements of Cash Flows, our cash outflows for capital expenditures and asset acquisitions in the Americas during the six months ended June 30, 2022 were partially offset by compensation received from local governments for the condemnation and removal of billboards in certain markets.

Debt Service Obligations
During the six months ended June 30, 2022 and 2021, we paid interest of $161.3 million and $212.0 million, respectively. The decrease is primarily driven by the payment of accrued interest due upon redemption of the CCWH Senior Notes in the first half of 2021, as well as lower interest rates on the refinanced debt. We anticipate having cash interest payments of $179.9 million during the remainder of the year, assuming current interest rates do not change and that we do not refinance or incur additional debt.
Additionally, during each of the six months ended June 30, 2022 and 2021, we made $10.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement and expect to make additional principal payments totaling $10.0 million during the remainder of the year.
Please refer to Note 4 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of June 30, 2022, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of June 30, 2022, we had $314.6 million of cash on our balance sheet, including $105.1 million of cash held outside the U.S. by our subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
Cash Flow from Operations
We have historically generated positive net cash flow from operations. However, we used net cash for operating activities during the periods in which we were negatively impacted by COVID-19, specifically 2021 and 2020, as cash paid for interest in these periods exceeded other net cash inflows from operations. We returned to positive operating cash flows in the first half of 2022 as strong cash collections from customers, driven by improvements in revenue and our continued recovery from COVID-19, exceeded aggregate cash payments to vendors, lessors, employees and lenders.
•During the six months ended June 30, 2022, net cash provided by operating activities was $19.2 million. Higher cash collections from customers more than offset increased cash payments driven by higher site lease, employee compensation and other costs. Additionally, cash paid for interest of $161.3 million was lower than interest paid during the same period of the prior year due to the refinancing of the CCWH Senior Notes, as previously described.
•During the six months ended June 30, 2021, net cash used for operating activities was $232.2 million, primarily driven by cash paid for interest of $212.0 million, which included accrued and unpaid interest of $34.5 million due upon redemption of the CCWH Senior Notes. Additionally, during this period, due to the adverse impact of COVID-19 on sales and collections, cash payments to vendors (including site lease costs) and our employees exceeded cash collections from customers.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2024. The table below presents our borrowings and excess availability under our credit facilities as of June 30, 2022:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$175.0	$125.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	43.5	86.7
Excess availability	$131.8	$81.5	$213.3
(1)The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $125.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.

Debt Activity
In February 2021, we issued $1.0 billion aggregate principal amount of CCOH 7.75% Senior Notes Due 2028 and, in March 2021, used the net proceeds therefrom to redeem $940.0 million of the CCWH Senior Notes at 104.625% of their principal amount. In June 2021, we issued $1.05 billion aggregate principal amount of CCOH 7.5% Senior Notes Due 2029 and used the net proceeds therefrom to redeem the remaining outstanding $961.5 million of CCWH Senior Notes, also at 104.625% of their principal amount. Additionally in June 2021, a non-guarantor European subsidiary borrowed €30.0 million through a state-guaranteed loan program established in response to COVID-19.
We did not enter into any significant debt transactions during the six months ended June 30, 2022. In April 2022, as permitted under the terms of the loan agreement, we elected to extend the maturity date of the €30.0 million state-guaranteed loan to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. The annual interest rate on this loan for periods after June 2022 is 0.7% (with no interest due prior thereto), and the annual cost of the state guarantee will be 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 scheduled to commence the last day of the fiscal quarter ending September 30, 2022. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 4.98 to 1.00 as of June 30, 2022. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of June 30, 2022:

(In millions)	June 30, 2022
Term Loan Facility	$1,945.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	3.8
Less: Cash and cash equivalents	(314.6)
First lien debt(1)	$2,884.2
(1)Due to rounding, the total may not equal the sum of the line items in the table above.

EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $579.5 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges and various other items.
    The following table reflects a reconciliation of EBITDA to operating income and net cash provided by operating activities for the four quarters ended June 30, 2022:

Four Quarters Ended
(In millions)	June 30, 2022
EBITDA (as defined by the Senior Secured Credit Agreement)	$579.5
Depreciation and amortization, impairment charges and share-based compensation	(294.1)
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(23.3)
Other items	0.4
Operating income(1)	262.6
Interest expense, net; other expense, net and income tax expense	(392.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(2)	701.4
Changes in operating assets and liabilities	(453.1)
Net cash provided by operating activities(1)	$118.0
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
(2)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; deferred taxes; gain on disposal of operating and other assets, net; foreign exchange transaction loss and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions and the effect if actual results differ from these assumptions disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

A wide range of factors could materially affect future developments and performance, including, but not limited to: risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising; heightened levels of economic inflation and rising interest rates; fluctuations in operating costs; supply chain shortages; the war in Ukraine and the associated global effects thereof; the continued impact of the COVID-19 pandemic on our operations and on general economic conditions; our ability to service our debt obligations and to fund our operations and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; industry conditions, including competition; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; technological changes and innovations; shifts in population and other demographics; changes in labor conditions and management; regulations and consumer concerns regarding privacy and data protection; a breach of our information security systems and measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; the impact of the continued strategic review of our European business and assets, including a possible sale thereof; our ability to execute restructuring plans; the impact of future dispositions, acquisitions and other strategic transactions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; volatility of our stock price; the effect of analyst or credit ratings downgrades; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the phasing out of LIBOR; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Our foreign operations reported net losses of $14.2 million and $65.6 million for the three and six months ended June 30, 2022, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and six months ended June 30, 2022 by $1.4 million and $6.6 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three and six months ended June 30, 2022 by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or such foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates, and as a result, our financial results are affected by changes in interest rates. As of June 30, 2022, approximately 34% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 100 basis point increase in LIBOR, it is estimated that our interest expense for the three and six months ended June 30, 2022 would have increased by $4.9 million and $9.8 million, respectively.
In connection with the phasing-out of LIBOR, we will continue to work with the administrative agents under our credit agreements to agree on replacement rates. At this time, we do not expect the replacement of LIBOR to result in a material impact to our financial statements. In the event of an adverse change in interest rates, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effects. Current heightened levels of inflation may result in higher costs and decreased margins and earnings. Inflation has affected our performance as it has resulted in higher costs for wages, salaries, materials and equipment. Although the exact impact of inflation is indeterminable, we believe we have partially offset these higher costs by increasing the effective advertising rates of most of our out-of-home display faces. In addition, our site leases, which are long-term in nature, are less impacted by short-term swings in inflation.
In addition, due to rising interest rates and inflation, we performed an impairment test on certain of our indefinite-lived billboard permits as of June 30, 2022, resulting in an impairment charge of $21.8 million in our Americas segment. Continued increases in interest rates and heightened inflation may result in additional impairment charges or have other adverse effects on our results of operations.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	2,370,313	$3.48	—	—
May 1 through May 31	712,899	$2.50	—	—
June 1 through June 30	—		—	—
Total	3,083,212	$3.25	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended June 30, 2022 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 9, 2022	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer