Form 10-Q
period 2022-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2022-11-08
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2022
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	476,055,413

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$327,429	$410,767
Accounts receivable, net	551,799	643,116
Prepaid expenses	65,440	54,180
Other current assets	26,481	26,458
Total Current Assets	971,149	1,134,521
PROPERTY, PLANT AND EQUIPMENT
Structures, net	549,734	622,738
Other property, plant and equipment, net	205,829	204,508
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	731,932	717,666
Other intangible assets, net	254,235	271,448
Goodwill	673,863	698,704
OTHER ASSETS
Operating lease right-of-use assets	1,522,135	1,567,468
Other assets	78,090	82,302
Total Assets	$4,986,967	$5,299,355
CURRENT LIABILITIES
Accounts payable	$76,548	$108,567
Accrued expenses	454,211	523,364
Current operating lease liabilities	279,864	316,692
Accrued interest	104,739	66,444
Deferred revenue	90,928	76,712
Current portion of long-term debt	21,007	21,165
Total Current Liabilities	1,027,297	1,112,944
NON-CURRENT LIABILITIES
Long-term debt	5,571,175	5,583,788
Non-current operating lease liabilities	1,299,130	1,310,917
Deferred tax liabilities, net	320,480	324,579
Other long-term liabilities	141,695	161,097
Total Liabilities	8,359,777	8,493,325

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	12,194	11,060
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (483,135,562 shares issued as of September 30, 2022; 474,480,862 shares issued as of December 31, 2021)	4,831	4,745
Additional paid-in capital	3,539,161	3,522,367
Accumulated deficit	(6,568,638)	(6,373,349)
Accumulated other comprehensive loss	(341,795)	(350,950)
Treasury stock (7,111,940 shares held as of September 30, 2022; 3,671,788 shares held as of December 31, 2021)	(18,563)	(7,843)
Total Stockholders' Deficit	(3,372,810)	(3,193,970)
Total Liabilities and Stockholders' Deficit	$4,986,967	$5,299,355

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$602,907	$596,416	$1,771,975	$1,498,406
Operating expenses:
Direct operating expenses(1)	323,543	324,707	976,070	914,221
Selling, general and administrative expenses(1)	118,453	118,158	345,704	328,593
Corporate expenses(1)	37,433	41,806	120,159	113,576
Depreciation and amortization	57,846	65,600	178,830	190,019
Impairment charges	871	—	22,676	118,950
Other operating expense (income), net	3,764	(2,422)	220	(4,045)
Operating income (loss)	60,997	48,567	128,316	(162,908)
Interest expense, net	(92,878)	(84,276)	(262,270)	(267,211)
Loss on extinguishment of debt	—	—	—	(102,757)
Other expense, net	(27,857)	(11,973)	(60,091)	(1,788)
Loss before income taxes	(59,738)	(47,682)	(194,045)	(534,664)
Income tax benefit	20,958	6,894	219	36,019
Consolidated net loss	(38,780)	(40,788)	(193,826)	(498,645)
Less amount attributable to noncontrolling interest	977	43	1,463	(881)
Net loss attributable to the Company	$(39,757)	$(40,831)	$(195,289)	$(497,764)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.08)	$(0.09)	$(0.41)	$(1.06)
(1)Excludes depreciation and amortization
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss attributable to the Company	$(39,757)	$(40,831)	$(195,289)	$(497,764)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,669	876	9,128	(17,044)
Reclassification adjustments	—	—	—	944
Other comprehensive income (loss)	3,669	876	9,128	(16,100)
Comprehensive loss	(36,088)	(39,955)	(186,161)	(513,864)
Less amount attributable to noncontrolling interest	(10)	(6)	(27)	(13)
Comprehensive loss attributable to the Company	$(36,078)	$(39,949)	$(186,134)	$(513,851)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended September 30, 2022
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)
Net income (loss)		977	—	—	(39,757)	—	—	(38,780)
Exercise of stock options and release of stock awards	248,308	—	2	(2)	—	—	(677)	(677)
Share-based compensation		—	—	5,290	—	—	—	5,290
Payments to noncontrolling interests		(62)	—	—	—	—	—	(62)
Other comprehensive income (loss)		(10)	—	—	—	3,679	—	3,669
Balances at September 30, 2022	483,135,562	$12,194	$4,831	$3,539,161	$(6,568,638)	$(341,795)	$(18,563)	$(3,372,810)

	Nine Months Ended September 30, 2022
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		1,463	—	—	(195,289)	—	—	(193,826)
Exercise of stock options and release of stock awards	8,654,700	—	86	(86)	—	—	(10,720)	(10,720)
Share-based compensation		—	—	16,880	—	—	—	16,880
Payments to noncontrolling interests		(302)	—	—	—	—	—	(302)
Other comprehensive income (loss)		(27)	—	—	—	9,155	—	9,128
Balances at September 30, 2022	483,135,562	$12,194	$4,831	$3,539,161	$(6,568,638)	$(341,795)	$(18,563)	$(3,372,810)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended September 30, 2021
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2021	473,835,417	$9,769	$4,738	$3,511,398	$(6,396,467)	$(375,489)	$(6,171)	$(3,252,222)
Net income (loss)		43	—	—	(40,831)		—	(40,788)
Exercise of stock options and release of stock awards	443,677	—	5	30	—	—	(1,486)	(1,451)
Share-based compensation		—	—	5,874	—	—	—	5,874
Payments to noncontrolling interests		(113)	—	—	—	—	—	(113)
Other comprehensive income (loss)		(6)	—	—	—	882	—	876
Balances at September 30, 2021	474,279,094	$9,693	$4,743	$3,517,302	$(6,437,298)	$(374,607)	$(7,657)	$(3,287,824)

	Nine Months Ended September 30, 2021
			Controlling Interest					Total
(In thousands, except share data)	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net loss		(881)	—	—	(497,764)	—	—	(498,645)
Exercise of stock options and release of stock awards	5,575,930	—	56	(20)	—	—	(4,576)	(4,540)
Share-based compensation		—	—	14,331	—	—	—	14,331
Payments to noncontrolling interests		(268)	—	—	—	—	—	(268)
Other comprehensive loss		(13)	—	—	—	(16,087)	—	(16,100)
Balances at September 30, 2021	474,279,094	$9,693	$4,743	$3,517,302	$(6,437,298)	$(374,607)	$(7,657)	$(3,287,824)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(193,826)	$(498,645)
Reconciling items:
Depreciation, amortization and impairment charges	201,506	308,969
Non-cash operating lease expense	250,710	273,334
Loss on extinguishment of debt	—	102,757
Deferred taxes	(4,677)	(30,285)
Share-based compensation	16,880	14,331
Gain on disposal of operating and other assets, net	(12,598)	(4,697)
Foreign exchange transaction loss	63,003	3,455
Other reconciling items, net	7,050	5,725
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	51,713	(59,050)
Increase in prepaid expenses and other operating assets	(31,308)	(8,089)
Increase (decrease) in accounts payable and accrued expenses	(34,527)	28,507
Decrease in operating lease liabilities	(259,415)	(291,144)
Increase (decrease) in accrued interest	38,495	(5,889)
Increase in deferred revenue	15,061	12,104
Increase (decrease) in other operating liabilities	5,921	(5,656)
Net cash provided by (used for) operating activities	113,988	(154,273)
Cash flows from investing activities:
Capital expenditures	(124,418)	(82,438)
Asset acquisitions	(51,995)	(3,289)
Proceeds from disposal of assets	20,785	5,671
Other investing activities, net	136	617
Net cash used for investing activities	(155,492)	(79,439)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,085,570
Payments on long-term debt	(16,125)	(2,005,905)
Debt issuance costs	—	(24,438)
Taxes paid related to net share settlement of equity awards	(10,720)	(4,576)
Other financing activities, net	(302)	(359)
Net cash provided by (used for) financing activities	(27,147)	50,292
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,189)	(2,807)
Net decrease in cash, cash equivalents and restricted cash	(81,840)	(186,227)
Cash, cash equivalents and restricted cash at beginning of period	419,971	795,061
Cash, cash equivalents and restricted cash at end of period	$338,131	$608,834
Supplemental disclosures:
Cash paid for interest	$217,816	$264,387
Cash paid for income taxes, net of refunds	$3,824	$3,533

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
Certain prior period amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2022 presentation.
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
Asset Acquisitions
During the nine months ended September 30, 2022, the Company completed several acquisitions of out-of-home advertising assets, which included permits, land, permanent easements and digital billboard structures, for total cash consideration of $52.0 million.
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

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Americas	$346,519	$319,020	$987,790	$802,524
Europe	239,197	262,568	736,616	659,216
Other	17,191	14,828	47,569	36,666
Total	$602,907	$596,416	$1,771,975	$1,498,406

Capital Expenditures
Americas	$21,584	$15,857	$69,620	$39,988
Europe	16,856	12,992	43,590	30,298
Other	1,106	862	2,212	3,082
Corporate	3,764	2,961	8,996	9,070
Total	$43,310	$32,672	$124,418	$82,438

Segment Adjusted EBITDA
Americas	$144,739	$139,086	$403,829	$330,527
Europe	15,095	31,271	45,863	(34,614)
Other	2,598	425	3,689	(4,321)
Total	$162,432	$170,782	$453,381	$291,592

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$162,432	$170,782	$453,381	$291,592
Less reconciling items:
Corporate expenses(1)	37,433	41,806	120,159	113,576
Depreciation and amortization	57,846	65,600	178,830	190,019
Impairment charges	871	—	22,676	118,950
Restructuring and other costs(2)	1,521	17,231	3,180	36,000
Other operating expense (income), net	3,764	(2,422)	220	(4,045)
Interest expense, net	92,878	84,276	262,270	267,211
Other reconciling items(3)	27,857	11,973	60,091	104,545
Consolidated net loss before income taxes	$(59,738)	$(47,682)	$(194,045)	$(534,664)
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
(3)Other reconciling items includes Loss on extinguishment of debt and Other expense, net.
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

Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by segment, for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended September 30, 2022
Americas(1)	$174,478	$172,041	$346,519
Europe	218,231	20,966	239,197
Other	14,196	2,995	17,191
Total	$406,905	$196,002	$602,907

Three Months Ended September 30, 2021
Americas(1)	$154,843	$164,177	$319,020
Europe	235,082	27,486	262,568
Other	11,994	2,834	14,828
Total	$401,919	$194,497	$596,416

Nine Months Ended September 30, 2022
Americas(1)	$496,234	$491,556	$987,790
Europe	672,113	64,503	736,616
Other	38,307	9,262	47,569
Total	$1,206,654	$565,321	$1,771,975

Nine Months Ended September 30, 2021
Americas(1)	$370,815	$431,709	$802,524
Europe	584,937	74,279	659,216
Other	29,849	6,817	36,666
Total	$985,601	$512,805	$1,498,406
(1)Americas total revenue for the three months ended September 30, 2022 and 2021 includes revenue from transit displays of $66.1 million and $45.7 million, respectively, including revenue from airport displays of $62.3 million and $43.0 million, respectively. Americas total revenue for the nine months ended September 30, 2022 and 2021 includes revenue from transit displays of $190.2 million and $94.1 million, respectively, including revenue from airport displays of $179.3 million and $87.1 million, respectively.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$433,626	$346,306	$492,706	$349,799
Ending balance	404,082	390,053	404,082	390,053

Deferred revenue from contracts with customers:
Beginning balance	$54,617	$50,067	$42,016	$37,712
Ending balance	53,326	53,916	53,326	53,916

During the three months ended September 30, 2022 and 2021, respectively, the Company recognized $44.3 million and $42.9 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarter. During the nine months ended September 30, 2022 and 2021, respectively, the Company recognized $39.6 million and $36.8 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less. However, as of September 30, 2022, the Company expects to recognize $88.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.
NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2022 and December 31, 2021 consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Term Loan Facility(1)	$1,940,000	$1,955,000
Revolving Credit Facility	—	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(2)	32,774	39,006
Original issue discount	(5,947)	(6,976)
Long-term debt fees	(49,645)	(57,077)
Total debt	5,592,182	5,604,953
Less: Current portion	21,007	21,165
Total long-term debt	$5,571,175	$5,583,788
(1)During the nine months ended September 30, 2022, the Company paid $15.0 million of the outstanding principal on the Term Loan Facility in accordance with the terms of the senior secured credit agreement (the "Senior Secured Credit Agreement") governing the Senior Secured Credit Facilities, which consist of the Term Loan Facility and the Revolving Credit Facility.
(2)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $29.4 million at current exchange rates. In April 2022, as permitted under the terms of the loan agreement, the Company elected to extend the loan’s maturity date to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. This loan did not originally bear interest, but effective June 29, 2022, the annual interest rate is 0.7%. Additionally, in June 2022, the Company paid a fee relating to the state guarantee equal to 0.5% of the outstanding amount of the loan. Effective June 29, 2022, the annual cost of the state guarantee is 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.7 billion and $5.9 billion as of September 30, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of September 30, 2022, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
As of September 30, 2022, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $131.8 million of remaining excess availability, and $41.5 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $83.5 million of excess availability. Additionally, as of September 30, 2022, the Company had $82.5 million and $26.4 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.3 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

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
The Company advised both the SEC and the U.S. Department of Justice (the "DOJ") of the investigation of Clear Media and is cooperating to provide documents, interviews and information to these agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings, Inc. received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited (“Ever Harmonic”), a special-purpose vehicle wholly-owned by a consortium of investors, which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that required Clear Media, if requested by the SEC and/or the DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or the DOJ, among other obligations. The Investigation and Litigation Support Agreement expired in March 2022.
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

NOTE 6 – INCOME TAXES
Income Tax Benefit
The Company’s income tax benefit for the three and nine months ended September 30, 2022 and 2021 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax benefit (expense)	$(1,438)	$4,713	$(4,458)	$5,734
Deferred tax benefit	22,396	2,181	4,677	30,285
Income tax benefit	$20,958	$6,894	$219	$36,019
The effective tax rates for the three and nine months ended September 30, 2022 were 35.1% and 0.1%, respectively, compared to 14.5% and 6.7% for the three and nine months ended September 30, 2021, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Structures(1)	$2,295,132	$2,356,245
Furniture and other equipment	234,939	251,084
Land, buildings and improvements(1)	148,194	146,064
Construction in progress	60,631	54,361
Property, plant and equipment, gross	2,738,896	2,807,754
Less: Accumulated depreciation	(1,983,333)	(1,980,508)
Property, plant and equipment, net	$755,563	$827,246
(1)During the nine months ended September 30, 2022, the Company acquired $2.3 million of billboard structures and $6.3 million of land as part of asset acquisitions.
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits(1)	$731,932	$—	$717,666	$—
Transit, street furniture and other outdoor contractual rights	413,451	(374,761)	446,976	(397,778)
Permanent easements(1)	160,687	—	161,079	—
Trademarks	83,569	(28,807)	83,569	(22,560)
Other	1,152	(1,056)	1,307	(1,145)
Total intangible assets	$1,390,791	$(404,624)	$1,410,597	$(421,483)
(1)During the nine months ended September 30, 2022, the Company acquired $39.6 million of permits and $3.8 million of permanent easements as part of asset acquisitions.

The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year and more frequently as events or changes in circumstances warrant, as described in the Company's 2021 Annual Report on Form 10-K.
•During the second quarter of 2022, the Company tested certain of its indefinite-lived permits for impairment due to rising interest rates and inflation, resulting in an impairment charge of $21.8 million. Additionally, the Company’s annual impairment test as of July 1, 2022 resulted in an impairment charge of $0.9 million related to its permanent easements during the third quarter of 2022.
•During the first quarter of 2021, the Company tested its indefinite-lived permits for impairment due to an increase in the discount rate, resulting in an impairment charge of $119.0 million. The Company’s annual impairment test as of July 1, 2021 did not result in any additional impairment.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments during the nine months ended September 30, 2022:

(In thousands)	Americas	Europe	Other	Consolidated
Balance as of December 31, 2021(1)	$507,819	$190,885	$—	$698,704
Foreign currency impact	—	(24,841)	—	(24,841)
Balance as of September 30, 2022	$507,819	$166,044	$—	$673,863
(1)The balance at December 31, 2021 is net of cumulative impairments of $2.6 billion, $191.4 million and $90.4 million for Americas, Europe and Other, respectively.
The Company performs its annual impairment test for goodwill as of July 1 of each year as described in the Company's 2021 Annual Report on Form 10-K. No goodwill impairment was recognized during the nine months ended September 30, 2022 or 2021.
NOTE 9 – COST-SAVINGS INITIATIVES
Restructuring Plan to Reduce Headcount
During 2020, the Company committed to a restructuring plan to reduce headcount in its Europe segment, upon which it continued to execute through the fourth quarter of 2021 when the impacted employees were terminated. In 2022, it was determined that certain costs would be less than previously estimated due to former employees no longer being eligible for severance upon finding alternative employment in accordance with the terms of the restructuring plan, resulting in a net reversal of these costs during the period. Remaining costs associated with this restructuring plan are not expected to be significant.
The following table presents net costs incurred (reversed) in the Company’s Europe segment in connection with this restructuring plan during the three and nine months ended September 30, 2022 and 2021 and since the plan was initiated:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Total to date
	2022	2021	2022	2021	September 30, 2022
Costs incurred (reversed) in Europe segment, net:
Direct operating expenses(1)	$(86)	$7,984	$(239)	$17,119	$16,458
Selling, general and administrative expenses(1)	872	8,322	1,405	16,398	23,867
Total charges, net	$786	$16,306	$1,166	$33,517	$40,325
(1)Costs are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
Additionally, the Company recognized corporate costs related to this restructuring plan of $1.1 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company reversed $0.5 million of these costs.

As of September 30, 2022, the total liability related to this restructuring plan was $10.1 million. The Company expects to pay most of this balance by the end of the second quarter of 2023. The following table presents changes in this liability balance during the nine months ended September 30, 2022:

(In thousands)	Europe	Corporate	Total
Liability balance as of December 31, 2021	$23,860	$456	$24,316
Costs incurred (reversed), net(1)	1,166	(456)	710
Costs paid or otherwise settled	(11,209)	—	(11,209)
Foreign currency impact	(3,749)	—	(3,749)
Liability balance as of September 30, 2022	$10,068	$—	$10,068
(1)Substantially all costs related to this restructuring plan were severance benefits and related costs.
Other Restructuring Costs
In addition, the Company has incurred restructuring costs associated with various other cost-savings initiatives outside of the aforementioned restructuring plan, primarily related to one-time termination benefits, including corporate costs of $0.8 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively, as well as additional restructuring costs (reversals) in Europe of $(0.1) million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total remaining liability related to these other cost-savings initiatives was approximately $2.9 million and is expected to be paid through the first half of 2023.
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and nine months ended September 30, 2022 and 2021:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to the Company – common shares	$(39,757)	$(40,831)	$(195,289)	$(497,764)
Denominator:
Weighted average common shares outstanding – basic	475,612	469,234	473,787	467,994
Weighted average common shares outstanding – diluted	475,612	469,234	473,787	467,994
Net loss attributable to the Company per share of common stock:
Basic	$(0.08)	$(0.09)	$(0.41)	$(1.06)
Diluted	$(0.08)	$(0.09)	$(0.41)	$(1.06)
Outstanding equity awards of 24.2 million and 27.9 million shares for the three months ended September 30, 2022 and 2021, respectively, and 25.2 million and 25.5 million for the nine months ended September 30, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 11 — OTHER INFORMATION
Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents in the Balance Sheet	$327,429	$410,767
Restricted cash included in:
Other current assets	2,506	1,685
Other assets	8,196	7,519
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$338,131	$419,971
Accounts Receivable and Allowance for Credit Losses
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$573,139	$666,888
Less: Allowance for credit losses	(21,340)	(23,772)
Accounts receivable, net	$551,799	$643,116
Credit loss expense (reversal) related to accounts receivable was $2.5 million and $(0.3) million during the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $(3.4) million during the nine months ended September 30, 2022 and 2021, respectively.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (the “MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company's 2021 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
Macroeconomic Indicators, Seasonality and Recent Developments
Advertising for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. In early 2022, worldwide inflation began to increase. In response to heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates, resulting in an increase in our weighted average cost of debt. Additionally, the U.S. dollar has significantly strengthened against the Euro and British pound sterling, resulting in an adverse impact on reported results in our Europe segment. The U.S. dollar may continue to strengthen against these foreign currencies if the Federal Reserve further raises the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results in our Europe segment. While inflation has affected our performance in 2022, resulting in higher costs for wages, salaries, materials and equipment, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our out-of-home display faces, and to date, we have not suffered material impacts from the heightened levels of inflation experienced at a global level. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.

Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.
As described in our 2021 Annual Report on Form 10-K, COVID-19 had a significant adverse impact on our results of operations during the first quarter of 2021, and we did not experience a return to our pre-COVID-19 historical seasonal levels of revenue until the fourth quarter of 2021. To a large extent, we have experienced similar, or have exceeded, pre-COVID-19 levels of activity during the first nine months of 2022. As our operating performance has improved, we have ceased certain of the temporary operating cost savings initiatives we implemented in response to COVID-19 and have increased our investment in our business through additional capital expenditures.
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

Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$602,907	$596,416	1.1%	$1,771,975	$1,498,406	18.3%
Operating expenses:
Direct operating expenses(1)	323,543	324,707	(0.4)%	976,070	914,221	6.8%
Selling, general and administrative expenses(1)	118,453	118,158	0.2%	345,704	328,593	5.2%
Corporate expenses(1)	37,433	41,806	(10.5)%	120,159	113,576	5.8%
Depreciation and amortization	57,846	65,600	(11.8)%	178,830	190,019	(5.9)%
Impairment charges	871	—		22,676	118,950
Other operating expense (income), net	3,764	(2,422)		220	(4,045)
Operating income (loss)	60,997	48,567		128,316	(162,908)
Interest expense, net	(92,878)	(84,276)		(262,270)	(267,211)
Loss on extinguishment of debt	—	—		—	(102,757)
Other expense, net	(27,857)	(11,973)		(60,091)	(1,788)
Loss before income taxes	(59,738)	(47,682)		(194,045)	(534,664)
Income tax benefit	20,958	6,894		219	36,019
Consolidated net loss	(38,780)	(40,788)		(193,826)	(498,645)
Less amount attributable to noncontrolling interest	977	43		1,463	(881)
Net loss attributable to the Company	$(39,757)	$(40,831)		$(195,289)	$(497,764)
(1)Excludes depreciation and amortization.
Consolidated Revenue
Consolidated revenue increased $6.5 million, or 1.1%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $40.0 million impact of movements in foreign exchange rates, consolidated revenue increased $46.4 million, or 7.8%. As we have continued to recover from the adverse effects of COVID-19, strong customer demand, particularly in our transit business, has resulted in revenue (excluding the impact of movements in foreign exchange rates) exceeding pre-COVID-19 levels in the Americas and Europe reportable segments.
Consolidated revenue increased $273.6 million, or 18.3%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $88.8 million impact of movements in foreign exchange rates, consolidated revenue increased $362.4 million, or 24.2%. During 2021, revenue throughout our business was adversely affected by COVID-19. However, as our business has recovered, we have seen increases in revenue across almost all of our markets and products, most notably transit, street furniture and billboards.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $1.2 million, or 0.4%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $28.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $27.1 million, or 8.4%.
Consolidated direct operating expenses increased $61.8 million, or 6.8%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $62.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $124.2 million, or 13.6%.
These increases were primarily driven by higher site lease expense due to higher revenue and lower rent abatements and governmental rent subsidies. We also experienced higher production and installation expenses driven by increased sales activity, partially offset by lower costs for our restructuring plan to reduce headcount in our Europe segment.

The following table provides the restructuring and other costs included within consolidated direct operating expenses during the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring and other costs(1)	$—	$8,087	$240	$18,066
(1)Includes severance and related costs for our restructuring plan to reduce headcount in our Europe segment of $8.0 million and $17.1 million during the three and nine months ended September 30, 2021, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $0.3 million, or 0.2%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $9.0 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $9.3 million, or 7.9%.
Consolidated SG&A expenses increased $17.1 million, or 5.2%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $19.4 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $36.5 million, or 11.1%.
These increases were mainly due to higher employee compensation costs largely driven by improvements in operating performance. Additionally, higher credit loss expense, driven by an increase in current year revenue and prior year reductions in our allowance for credit losses, and increases in other SG&A expenses were partially offset by lower costs for our restructuring plan to reduce headcount in our Europe segment.
The following table provides the restructuring and other costs included within SG&A expenses during the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring and other costs(1)	$1,521	$9,144	$2,940	$17,934
(1)Includes severance and related costs for our restructuring plan to reduce headcount in our Europe segment of $0.9 million and $8.3 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $16.4 million during the nine months ended September 30, 2022 and 2021, respectively.
Corporate Expenses
Corporate expenses decreased $4.4 million, or 10.5%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $0.9 million impact of movements in foreign exchange rates, corporate expenses decreased $3.5 million, or 8.4%, primarily driven by lower restructuring and other costs and share-based compensation.
Corporate expenses increased $6.6 million, or 5.8%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $1.7 million impact from movements in foreign exchange rates, corporate expenses increased $8.3 million, or 7.3%, primarily driven by higher employee compensation costs, including share-based compensation, and higher restructuring and other costs driven by an increase in estimated legal liabilities.
The following table provides additional information about certain drivers of corporate expenses for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense	$5,290	$5,874	$16,880	$14,331
Restructuring and other costs (reversals)(1)	(806)	1,498	9,742	8,612
(1)Includes severance and related costs (reversals) for our restructuring plan to reduce headcount in our Europe segment of $(0.5) million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization
Depreciation and amortization decreased during the three and nine months ended September 30, 2022 compared to the same periods of 2021 mainly due to assets becoming fully depreciated and the impact of movements in foreign exchange rates.
•Depreciation and amortization decreased $7.8 million, or 11.8%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $2.9 million impact of movements in foreign exchange rates, depreciation and amortization decreased $4.9 million, or 7.4%.
•Depreciation and amortization decreased $11.2 million, or 5.9%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $6.5 million impact of movements in foreign exchange rates, depreciation and amortization decreased $4.7 million, or 2.5%.
Impairment Charges
During the three months ended September 30, 2022, we recognized an impairment charge of $0.9 million on our permanent easements as a result of our annual impairment test. Additionally, during the three months ended June 30, 2022, we recognized an impairment charge of $21.8 million on our Americas indefinite-lived permits driven by rising interest rates and inflation, resulting in total impairment charges of $22.7 million during the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, we recognized an impairment charge of $119.0 million on our Americas indefinite-lived permits, driven by an increase in the discount rate and reduction in projected cash flows related to the negative impacts of COVID-19.
Other Operating Expense (Income), Net
Other operating expense, net, of $3.8 million during the three months ended September 30, 2022 was driven by costs related to the strategic review of our Europe segment and net losses on disposal of operating assets. Other operating income, net, of $2.4 million during the three months ended September 30, 2021 was driven by net gains on disposal of operating assets.
Other operating expense, net, was $0.2 million during the nine months ended September 30, 2022 as costs related to the strategic review of our Europe segment were largely offset by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our Americas segment. Other operating income, net was $4.0 million during the nine months ended September 30, 2021, primarily driven by net gains on disposal of operating assets.
Interest Expense, Net
Interest expense, net, increased $8.6 million during the three months ended September 30, 2022 compared to the same period of 2021 driven by higher interest rates on our Term Loan Facility, partially offset by lower interest due to repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021.
Interest expense, net, decreased $4.9 million during the nine months ended September 30, 2022 compared to the same period of 2021 driven by lower interest rates as a result of refinancing the Clear Channel Worldwide Holdings, Inc. 9.25% Senior Notes Due 2024 (the “CCWH Senior Notes”) in the first half of 2021 and, to a lesser extent, lower interest due to repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021. These decreases were partially offset by the impact of higher interest rates on our Term Loan Facility.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, we recognized losses on extinguishment of debt of $102.8 million related to the redemption of the CCWH Senior Notes in the first half of the year. We did not extinguish any debt during the nine months ended September 30, 2022.
Other Expense, Net
Other expense, net, of $27.9 million and $12.0 million during the three months ended September 30, 2022 and 2021, respectively, and $60.1 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively, primarily result from net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies. As the US. dollar has strengthened against foreign currencies, particularly the Euro and British pound sterling, these losses have increased.

Income Tax Benefit
The effective tax rates were 35.1% and 14.5% for the three months ended September 30, 2022 and 2021, respectively, and 0.1% and 6.7% for the nine months ended September 30, 2022 and 2021, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
Americas Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$346,519	$319,020	8.6%	$987,790	$802,524	23.1%
Direct operating expenses(1)	142,981	128,518	11.3%	417,129	334,491	24.7%
SG&A expenses(1)	59,144	51,824	14.1%	167,811	139,433	20.4%
Segment Adjusted EBITDA	144,739	139,086	4.1%	403,829	330,527	22.2%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Americas Revenue
Americas revenue increased $27.5 million, or 8.6%, during the three months ended September 30, 2022 compared to the same period of 2021, most notably driven by airport displays, which increased 45.0% to $62.3 million as compared to $43.0 million during the same period of 2021.
Americas total digital revenue increased 16.6% during the three months ended September 30, 2022 as compared to the same period of 2021, as follows:

(In thousands)	Three Months Ended September 30,		%
	2022	2021	Change
Digital revenue from billboards, street furniture & spectaculars	$97,559	$91,361	6.8%
Digital revenue from transit, including airports	36,143	23,285	55.2%
Total digital revenue	$133,702	$114,646	16.6%
Revenue generated from national sales comprised 39.7% and 37.1% of total revenue for the three months ended September 30, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $14.5 million, or 11.3%, during the three months ended September 30, 2022 compared to the same period of 2021 largely due to higher site lease expense driven by higher revenue, most notably in our airports business, partially offset by higher rent abatements. We also experienced higher production and installation expenses driven by increased sales activity. The following table provides additional information about certain drivers of Americas direct operating expenses for the three months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		%
	2022	2021	Change
Site lease expense	$113,569	$103,103	10.2%
Reductions of rent expense on lease and non-lease contracts from rent abatements	15,436	11,890	29.8%
Americas SG&A expenses increased $7.3 million, or 14.1%, during the three months ended September 30, 2022 compared to the same period of 2021, largely due to higher employee compensation costs, driven in part by increased headcount, and higher credit loss expense.

Nine Months
Americas Revenue
Americas revenue increased $185.3 million, or 23.1%, during the nine months ended September 30, 2022 compared to the same period of 2021. Americas revenue was adversely affected by COVID-19 during 2021. However, as our Americas segment has recovered, we have seen increases in revenue across all of our products, most notably airport displays, which increased 105.9% to $179.3 million as compared to $87.1 million during the same period of 2021, and billboards.
Americas total digital revenue increased 40.8% during the nine months ended September 30, 2022 as compared to the same period of 2021, as follows:

(In thousands)	Nine Months Ended September 30,		%
	2022	2021	Change
Digital revenue from billboards, street furniture and spectaculars	$268,675	$222,364	20.8%
Digital revenue from transit, including airports	101,378	40,374	151.1%
Total digital revenue	$370,053	$262,738	40.8%
Revenue generated from national sales comprised 39.1% and 36.8% of total revenue for the nine months ended September 30, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Americas Expenses
Americas direct operating expenses increased $82.6 million, or 24.7%, during the nine months ended September 30, 2022 compared to the same period of 2021 primarily due to higher site lease expense driven by higher revenue and lower rent abatements. We also experienced higher production and installation expenses driven by increased sales activity, as well as higher maintenance expense. The following table provides additional information about certain drivers of Americas direct operating expenses for the nine months ended September 30, 2022 and 2021:

(In thousands)	Nine Months Ended September 30,		%
	2022	2021	Change
Site lease expense	$335,938	$263,810	27.3%
Reductions of rent expense on lease and non-lease contracts from rent abatements	36,732	56,384	(34.9)%
Americas SG&A expenses increased $28.4 million, or 20.4%, during the nine months ended September 30, 2022 compared to the same period of 2021 largely due to higher employee compensation costs driven by improvements in operating performance and increased headcount, as well as higher credit loss expense due to an increase in current year revenue and prior year reductions in our allowance for credit losses.
Europe Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$239,197	$262,568	(8.9)%	$736,616	$659,216	11.7%
Direct operating expenses(1)	171,060	187,080	(8.6)%	530,351	554,087	(4.3)%
SG&A expenses(1)	54,219	61,040	(11.2)%	162,604	173,936	(6.5)%
Segment Adjusted EBITDA	15,095	31,271	(51.7)%	45,863	(34,614)	N/A
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.

Three Months
Europe Revenue
Europe revenue decreased $23.4 million, or 8.9%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $39.5 million impact of movements in foreign exchange rates, Europe revenue increased $16.1 million, or 6.1%, driven by continued recovery and growth following the lifting of COVID-19 restrictions. Higher transit and street furniture revenue drove the overall revenue growth in Europe, with revenue increasing in most countries in which we operate, most notably Sweden. These increases were partially offset by lower revenue in France, which experienced a strong rebound from COVID-19 in the prior year.
Europe digital revenue increased 4.8% during the three months ended September 30, 2022 as compared to the same period of 2021. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 22.4%, as follows:

(In thousands)	Three Months Ended September 30,		%
	2022	2021	Change
Digital revenue	$97,310	$92,879	4.8%
Digital revenue, excluding movements in foreign exchange rates	113,656	92,879	22.4%
Europe Expenses
Europe direct operating expenses decreased $16.0 million, or 8.6%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $27.9 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $11.9 million, or 6.4%, due to higher site lease expense driven by lower negotiated rent abatements, lower governmental rent subsidies and higher revenue. This increase was partially offset by lower costs for our restructuring plan to reduce headcount. The following table provides additional information about certain drivers of Europe direct operating expenses for the three months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		%
	2022	2021	Change
Site lease expense	$105,920	$100,641	5.2%
Site lease expense, excluding movements in foreign exchange rates	122,917	100,641	22.1%
Reductions of rent expense on lease and non-lease contracts from rent abatements	697	9,560	(92.7)%
Europe SG&A expenses decreased $6.8 million, or 11.2%, during the three months ended September 30, 2022 compared to the same period of 2021. Excluding the $8.8 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $2.0 million, or 3.3%. Higher employee compensation costs, primarily driven by improvements in operating performance, and increases in other SG&A expenses were largely offset by lower costs for our restructuring plan to reduce headcount.
Nine Months
Europe Revenue
Europe revenue increased $77.4 million, or 11.7%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $88.1 million impact of movements in foreign exchange rates, Europe revenue increased $165.5 million, or 25.1%. Europe revenue was adversely affected by COVID-19 during 2021. However, as our Europe segment has continued to recover, we have seen increases in revenue across our products, most notably street furniture and transit, and in almost all of the countries in which we operate, with the largest increases in Sweden, the United Kingdom (“the U.K.”) and France.

Europe digital revenue increased 32.3% during the nine months ended September 30, 2022 as compared to the same period of 2021. Excluding the impact of movements in foreign exchange rates, Europe digital revenue increased 48.0%, as follows:

(In thousands)	Nine Months Ended September 30,		%
	2022	2021	Change
Digital revenue	$285,510	$215,752	32.3%
Digital revenue, excluding movements in foreign exchange rates	319,265	215,752	48.0%
Europe Expenses
Europe direct operating expenses decreased $23.7 million, or 4.3%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $61.7 million impact of movements in foreign exchange rates, Europe direct operating expenses increased $38.0 million, or 6.9%, due to higher site lease expense driven by higher revenue, lower negotiated rent abatements and lower governmental rent subsidies. We also experienced higher production and installation expenses driven by increased sales activity and higher maintenance expense driven by higher prices. These increases were partially offset by lower costs for our restructuring plan to reduce headcount, lower rental costs due to the buy-out of certain digital screens and lower property taxes driven by government tax reliefs in certain countries. The following table provides additional information about certain drivers of Europe direct operating expenses for the nine months ended September 30, 2022 and 2021:

(In thousands)	Nine Months Ended September 30,		%
	2022	2021	Change
Site lease expense	$326,069	$309,883	5.2%
Site lease expense, excluding movements in foreign exchange rates	363,706	309,883	17.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	2,447	21,547	(88.6)%
Europe SG&A expenses decreased $11.3 million, or 6.5%, during the nine months ended September 30, 2022 compared to the same period of 2021. Excluding the $19.1 million impact of movements in foreign exchange rates, Europe SG&A expenses increased $7.8 million, or 4.5%. Higher employee compensation costs due to improvements in operating performance and, to a lesser extent, lower governmental support and wage subsidies were partially offset by lower costs for our restructuring plan to reduce headcount.
Other Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
Revenue	$17,191	$14,828	15.9%	$47,569	$36,666	29.7%
Direct operating expenses(1)	9,502	9,109	4.3%	28,590	25,643	11.5%
SG&A expenses(1)	5,090	5,294	(3.9)%	15,289	15,224	0.4%
Segment Adjusted EBITDA	2,598	425	N/A	3,689	(4,321)	N/A
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Other revenue increased $2.4 million, or 15.9%, and $10.9 million, or 29.7%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. Excluding the impact of movements in foreign exchange rates, Other revenue increased $2.8 million, or 19.1%, during the three month comparison period and $11.7 million, or 31.8%, during the nine month comparison period driven by our continued recovery from COVID-19 in Latin America.
Other direct operating expenses increased $0.4 million, or 4.3%, and $2.9 million, or 11.5%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses increased $0.7 million, or 8.1%, during the three month comparison period and $3.6 million, or 13.9%, during the nine month comparison period driven by higher site lease expense primarily related to higher revenue.

Other SG&A expenses decreased $0.2 million, or 3.9%, and increased $0.1 million, or 0.4%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses remained flat during the three month comparison period and increased $0.3 million, or 2.1%, during the nine month comparison period due to higher employee compensation.
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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, the outcome of our restructuring plans, investments in new technologies and the pursuit and outcome of strategic opportunities, including the outcome of the strategic review of our European business. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next seven years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and are affected by events beyond our control, including prevailing economic, financial and industry conditions, as well as macro-economic events such as heightened inflation, higher interest rates and currency fluctuations. These market risks are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q. Other factors that may affect our future results and financial performance and, therefore, our long-term liquidity are geopolitical events such as the war in Ukraine, slower economic growth or recession and persistent challenges to the supply chain. Other than currency fluctuations, none of these events have had a material effect on our results to date. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally and reduce our liquidity over time.
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
Cash Requirements
Working Capital Needs
We utilize working capital to fund the operations of our business and have certain related contractual obligations, including commitments under site leases, other non-cancelable contracts and restructuring plans.
Site Lease Expense
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our displays, including minimum guaranteed payments and revenue-sharing arrangements. During the nine months ended September 30, 2022 and 2021, we incurred site lease expense of $680.6 million and $590.1 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities in both the U.S. and Europe. During the nine months ended September 30, 2022 and 2021, we reduced our site lease expense by rent abatements of $39.2 million and $78.9 million, respectively. As our business continues to recover from the effects of the COVID-19 pandemic, we are receiving fewer rent abatements.

Restructuring Plans
During the nine months ended September 30, 2022 and 2021, we made cash expenditures for restructuring plans to reduce headcount of $11.2 million and $12.4 million, respectively, and as of September 30, 2022, we had $10.1 million of future cash obligations related to our Europe restructuring plan. We expect to pay most of this balance by the end of the second quarter of 2023. Please refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the nine months ended September 30, 2022 and 2021:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Americas	$69,620	$39,988
Europe	43,590	30,298
Other	2,212	3,082
Corporate	8,996	9,070
Total capital expenditures(1)	$124,418	$82,438
(1)Excludes asset acquisitions
During the nine months ended September 30, 2021, we reduced or deferred capital expenditures as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19. As our operating performance has improved, we have increased our investment in our business through capital expenditures.
During the nine months ended September 30, 2022, we completed several acquisitions of out-of-home advertising assets in our Americas segment, which included permits, land, permanent easements and digital billboard structures, for total cash consideration of $52.0 million. During the nine months ended September 30, 2021, cash paid for asset acquisitions was $3.3 million.
As reported within the “Proceeds from disposal of assets” line on the Consolidated Statements of Cash Flows, our cash outflows for capital expenditures and asset acquisitions in the Americas during the nine months ended September 30, 2022 were partially offset by compensation received from local governments for the condemnation and removal of billboards in certain markets.
Debt Service Obligations
During the nine months ended September 30, 2022 and 2021, we paid interest of $217.8 million and $264.4 million, respectively. The decrease is primarily driven by the payment of accrued interest due upon redemption of the CCWH Senior Notes in the first half of 2021, as well as lower interest rates on the refinanced debt. We anticipate having cash interest payments of $123.5 million during the remainder of the year, assuming current interest rates do not change and that we do not refinance or incur additional debt.
Additionally, during each of the nine months ended September 30, 2022 and 2021, we made $15.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement and expect to make an additional principal payment of $5.0 million during the remainder of the year.
Please refer to Note 4 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of September 30, 2022, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of September 30, 2022, we had $327.4 million of cash on our balance sheet, including $114.5 million of cash held outside the U.S. by our subsidiaries. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.

Cash Flow from Operations
We have historically generated positive net cash flow from operations. However, we used net cash for operating activities during the periods in which we were negatively impacted by COVID-19, specifically 2021 and 2020, as cash paid for interest in these periods exceeded other net cash inflows from operations. We returned to positive operating cash flows in 2022 as strong cash collections from customers, driven by improvements in revenue and our continued recovery from COVID-19, exceeded aggregate cash payments to vendors, lessors, employees and lenders.
•During the nine months ended September 30, 2022, net cash provided by operating activities was $114.0 million. Higher cash collections from customers more than offset increased cash payments driven by higher site lease, employee compensation and other costs. Additionally, cash paid for interest of $217.8 million was lower than interest paid during the same period of the prior year due to the refinancing of the CCWH Senior Notes, as previously described.
•During the nine months ended September 30, 2021, net cash used for operating activities was $154.3 million. Cash paid for interest was $264.4 million, which included accrued and unpaid interest of $34.5 million due upon redemption of the CCWH Senior Notes. Cash collections from customers exceeded cash payments to vendors (including site lease costs) and our employees; however, collections earlier in the period lagged primarily due to COVID-19’s impact on fourth quarter 2020 and first quarter 2021 sales. Additionally, cash payments during the period included the payment of site lease costs that were deferred from 2020.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2024. The table below presents our borrowings and excess availability under our credit facilities as of September 30, 2022:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$175.0	$125.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	41.5	84.7
Excess availability	$131.8	$83.5	$215.3
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
We did not enter into any significant debt transactions during the nine months ended September 30, 2022. In April 2022, as permitted under the terms of the loan agreement, we elected to extend the maturity date of the €30.0 million European state-guaranteed loan to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. The annual interest rate on this loan for periods after June 2022 is 0.7% (with no interest due prior thereto), and the annual cost of the state guarantee is 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.10 to 1.00, a step-down that commenced on September 30, 2022. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 4.98 to 1.00 as of September 30, 2022. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.

First Lien Debt
The following table presents a calculation of our first lien debt as of September 30, 2022:

(In millions)	September 30, 2022
Term Loan Facility	$1,940.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	3.4
Less: Cash and cash equivalents	(327.4)
First lien debt(1)	$2,865.9
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $575.0 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges and various other items.
    The following table reflects a reconciliation of EBITDA to operating income and net cash provided by operating activities for the four quarters ended September 30, 2022:

Four Quarters Ended
(In millions)	September 30, 2022
EBITDA (as defined by the Senior Secured Credit Agreement)	$575.0
Depreciation and amortization, impairment charges and share-based compensation	(286.6)
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(7.9)
Other items	(5.5)
Operating income(1)	275.0
Interest expense, net; other expense, net and income tax expense	(403.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(2)	685.1
Changes in operating assets and liabilities	(422.0)
Net cash provided by operating activities(1)	$134.8
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
(2)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; gain on disposal of operating and other assets, net; foreign exchange transaction loss and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions, and effects if actual results differ from these assumptions disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, except that the critical accounting estimate set forth under, “Annual Impairment Tests” is updated as follows:

Annual Impairment Tests
We perform impairment tests on indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the second quarter of 2022, we performed an impairment test on certain of our indefinite-lived billboard permits due to rising interest rates and inflation, resulting in an impairment charge of $21.8 million. Additionally, we performed our annual impairment tests on indefinite-lived intangible assets and goodwill as of July 1, 2022, which resulted in an impairment charge of $0.9 million on our permanent easements. As of September 30, 2022, there were no indicators of impairment.
Management’s judgements and assumptions used in our impairment tests are detailed below. The assumptions used to perform our impairment tests are not indicative of future results. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets and reporting units, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, or if the current macroeconomic situation worsens, we may be exposed to additional impairment charges in the future.
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average asset within a market, and we engage a third-party valuation firm to assist with the development of our assumptions used to determine the fair value of our indefinite-lived intangible assets.
In determining the fair value of our billboard permits as of July 1, 2022, we used the following key assumptions:
•Industry revenue growth forecasts used for the initial four-year period, which varied by market, started with the trailing twelve month forecast period ending July 1, 2022, and annual revenue growth on average of 6.1% was assumed from year two to year four;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue grew over a build-up period, reaching maturity by the second year;
•The operating industry average margin was assumed to be 39%; and
•The assumed discount rate was 11.5%.
The following table shows the decrease in the fair value of our billboard permits that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of the impairment testing date:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of billboard permits:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
As of July 1, 2022(1)	$(375,000)	$(101,500)	$(383,200)
(1) The change in each assumption as of July 1, 2022 would have resulted in impairment charges of $48.4 million, $29.5 million and $48.9 million, respectively.
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
We performed our annual impairment test as of July 1, 2022 in accordance with ASC 350-30-35, which did not result in any goodwill impairment. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the initial four-year period were based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and

•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units ranging from 11.0% to 12.0%.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not have resulted in a material impairment condition.
The following table shows the decrease in the fair value of each of our reporting units with goodwill that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of July 1, 2022:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)(1)	(100 basis point decrease)(1)	(100 basis point increase)(1)
Americas	$(610,000)	$(160,000)	$(510,000)
Europe	(120,000)	(110,000)	(80,000)
(1) Changes to our assumptions by these amounts would not have resulted in goodwill impairment as the fair value of goodwill for each reporting unit would still be greater than its carrying value.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly-issued but not yet adopted accounting pronouncements on our financial position and results of operations, please refer to Note 1 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, the impact of macro-economic and other events on our results, our ability to fund our operations in the short- and long-term and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including, but not limited to: risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising; heightened levels of economic inflation and rising interest rates; fluctuations in operating costs; supply chain shortages; our ability to achieve expected financial results and growth targets; geopolitical events, such as the war in Ukraine and the associated global effects thereof; the continued impact of the COVID-19 pandemic on our operations and on general economic conditions; our ability to service our debt obligations and to fund our operations and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; industry conditions, including competition; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; technological changes and innovations; shifts in population and other demographics; changes in labor conditions and management; regulations and consumer concerns regarding privacy and data protection; a breach of our information security systems and measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; the impact of the continued strategic review of our European business and assets, including a possible sale of all or a part thereof; our ability to execute restructuring plans; the impact of future dispositions, acquisitions and other strategic transactions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; the volatility of our stock price; the effect of analyst or credit ratings downgrades; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the phasing out of LIBOR; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and inflation, which are generally interrelated.
In early 2022, worldwide inflation began to increase as a result of various factors, including COVID-19-related fiscal and monetary stimulus, supply chain shortages and, more recently, the war in Ukraine. In response to heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Governments may continue to increase interest rates to combat inflation. Additionally, the U.S. dollar has significantly strengthened against certain foreign currencies and could continue to strengthen as the Federal Reserve further raises the federal funds rate, resulting in downstream impacts to global exchange rates.
During the nine months ended September 30, 2022, rising interest rates and inflation have resulted in impairment charges of $21.8 million on certain of our indefinite-lived billboard permits and $0.9 million on permanent easements in our Americas segment. Although there were no indicators of impairment as of September 30, 2022, continued increases in interest rates and heightened inflation may result in additional impairment charges or have other adverse effects on our results of operations, as further described below.
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. The strengthening of the U.S. dollar against the local currencies of many of our foreign operations, most notably the British pound sterling and Euro, negatively impacted our reported Europe Segment Adjusted EBITDA by $2.9 million and $7.5 million during the three and nine months ended September 30, 2022, respectively.
Our Europe segment reported Segment Adjusted EBITDA of $15.1 million and $45.9 million for the three and nine months ended September 30, 2022, respectively. We estimate that an additional 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our Europe Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 by $1.5 million and $4.6 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our Europe Segment Adjusted EBITDA by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or such foreign countries or on the results of operations of these foreign entities. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates, and as a result, our financial results are affected by changes in interest rates. As interest rates have continued to rise this year, we have seen an increase in our weighted average cost of debt from 5.6% at December 31, 2021 to 6.5% at September 30, 2022.
As of September 30, 2022, approximately 34% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 100 basis point increase in LIBOR, it is estimated that our interest expense for the three and nine months ended September 30, 2022 would have increased by $5.0 million and $14.8 million, respectively. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
In connection with the phasing-out of LIBOR, we will continue to work with the administrative agents under our credit agreements to agree on replacement rates. At this time, we do not expect the replacement of LIBOR to result in a material impact to our financial statements.

Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effects. Current heightened levels of global inflation may result in higher costs and decreased margins and earnings. Inflation has affected our performance in 2022, resulting in higher costs for wages, salaries, materials and equipment. Although the exact impact of inflation is indeterminable, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our out-of-home display faces, and to date, we have not suffered material impacts from the heightened levels of inflation experienced at a global level. In addition, our site leases, which are long-term in nature, are less impacted by short-term swings in inflation.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—		—	—
August 1 through August 31	—		—	—
September 1 through September 30	352,763	$1.92	—	—
Total	352,763	$1.92	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended September 30, 2022 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 8, 2022	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer