Form 10-K
period 2022-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2023-02-28
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022, OR
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
Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer ☐     Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $390.9 million based on the closing sales price of the common stock as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐
On February 23, 2023, there were 477,438,803 outstanding shares of common stock (excluding 7,781,852 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
Overview
Clear Channel Outdoor Holdings, Inc. (the "Company", "we" or "us") is one of the world’s largest out-of-home advertising companies and the only global out-of-home advertising company with scaled presence in the United States ("U.S.") and Europe. With more than 500,000 print and digital displays in 23 countries as of December 31, 2022, we provide customized advertising solutions via our asset portfolio of roadside billboards, urban street furniture, airport advertising displays and other displays. By leveraging the scale, reach and flexibility of our diverse portfolio of assets, we connect advertisers with millions of consumers every month. We believe we are at the forefront of driving innovation in the out-of-home advertising industry, and our dynamic advertising platform is broadening the pool of advertisers using our medium through the expansion of digital displays and the integration of data analytics and programmatic capabilities that deliver measurable campaigns that are simpler to buy.
Prior to May 1, 2019, we were indirectly owned by iHeartCommunications, Inc. and its parent company, iHeartMedia, Inc. (“iHeartMedia”). On May 1, 2019, we separated from, and ceased to be controlled by, iHeartMedia and its subsidiaries. For a full discussion of our corporate history prior to 2020, please refer to the “Corporate History” section in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2020, which is incorporated herein by reference. Our common stock is listed on the New York Stock Exchange under the symbol “CCO.”
Our Industry
We believe out-of-home advertising enjoys a strong and unique position in the media mix. With over 90% of Americans on the road each week, according to data provided by Scarborough Research in 2022, out-of-home offers advertisers a cost-effective advertising medium to reach consumers along their daily journeys in ways that can drive measurable results. Out-of-home’s large, creative canvases and access to distinctive features, including three-dimensional embellishments, lighting effects and more, provide advertisers an impactful way to tell brand stories. Out-of-home can also provide iconic, strategic locations, with some advertisers maintaining long-term positions to protect their access to key locations. Further, out-of-home can be planned and executed as both a hyper-local, targeted medium and as a scaled, mass-reach medium.
The out-of-home industry is in the midst of a technology-driven transformation, in both format and how it is sold. Modern marketers are looking to target and reach the right audiences with flexibility to change messaging quickly, measure and understand its impact, and to do so with speed, simplicity and transparency. With the growth of digital media and use of audience data, advertisers are able to effectively reach their consumers by selecting the out-of-home inventory that is most likely to be seen by their target audiences, while also being able to alter advertising messages based on environmental conditions, including time of day and weather, breaking news, changes to advertising strategies and other factors, making their advertising messaging more relevant and effective to their target audiences.
The out-of-home industry continues to grow as a result of increased urbanization and consumer mobility, while other traditional forms of media, such as print, television and radio, have lost ad spend market share as they face the challenge of online content migration, which has fragmented their audiences and reduced their reach. According to data published by MAGNA Global in December 2022, global out-of-home revenues are expected to grow at a 4.1% compounded annual growth rate from 2023 to 2027, while other traditional mediums are expected to shrink or remain flat. We believe that the proliferation of content and distribution models will continue to lead to the fragmentation of other media audiences, which, along with growing advertising avoidance and ad-blocking technology, may further enhance the attractiveness of out-of-home as an advertising medium. Out-of-home has also proven to be resilient, particularly in the U.S., as was evidenced by the industry’s bounce-back from the adverse effects of COVID-19.
Out-of-home is a defensible ad medium with differentiating factors for a scaled out-of-home business that we believe provide stability to our market position. Our industry is anchored on a foundation of assets that are hard to replicate because they are highly regulated, subject to proprietary relationships with exclusivity provisions, and require deep operational expertise. The out-of-home sector in the U.S., particularly billboards, is subject to governmental regulation at the federal, state and local levels, and permits to build new inventory have been limited as a result of restrictive laws. This, along with numerous signage ordinances, can make it challenging for new entrants to build roadside out-of-home assets at scale. In U.S. airports and in international markets, barriers to entry arise due to the complexity of operating major advertising concessions in these environments. Airport, transit and street furniture advertising media are often built on exclusive contracts, and developing these out-of-home assets requires robust relationships with elected officials and regulatory authorities in a vast number of municipalities, as well as specialized expertise in operating complex municipal concessions.

Our Competition
The out-of-home advertising industry is fragmented and highly competitive, consisting of several other large companies such as Outfront Media, Inc. and Lamar Advertising Company in the U.S. and JCDecaux SA in Europe, as well as numerous smaller, local companies operating in a single market or a few local markets. Out-of-home advertising companies compete primarily based on the ability to reach consumers.
We also compete with other advertising media in our respective markets, including mobile, social media, online, broadcast and cable television, radio, print media, direct mail and other forms of advertising. According to data published by MAGNA Global in December 2022, out-of-home advertising accounts for 3% of the advertising market in the U.S. and ranges from 3% to 16% of the advertising market in the European countries in which we operate, with out-of-home’s share of the advertising market varying by country based on a number of factors, including population density, regulation, sociocultural aspects and historic media buying trends.
Our Strategy
We believe the economics of out-of-home are highly attractive at scale, with the finite nature of our inventory allowing us to manage our rates when demand increases. We are focused on driving incremental demand for our out-of-home portfolio by differentiating ourselves from our competition. This, along with enhanced operational efficiencies, can provide sustainable long-term revenue growth, as well as greater Segment Adjusted EBITDA margin and operating cash flows. Our strategy to accomplish these goals is based on three pillars — accelerating our digital transformation, prioritizing customer-centricity and driving executional excellence — which are being implemented together with the optimization of our portfolio, as described below.
Accelerating our Digital Transformation
Technological advances continue to transform the out-of-home advertising sector. Modern marketers expect speed, simplicity and transparency, especially from digital media. To respond to these changing marketplace expectations, we are embracing technology to change the way we do business. We aim to transform into a technology-fueled, visual media leader, making out-of-home advertising as easy to plan, buy and measure as an online campaign, but with increased impact and reduced brand risk. We believe that leveraging our technology investments to innovate and modernize the solutions we offer, and to make our solutions more data-driven, easier to buy and faster to launch, will further improve out-of-home’s value proposition, strengthening our ability to attract more advertisers to our platform and gain share from other media. In order to modernize the solutions we offer our customers, we have continued to invest in our digital transformation and aim to bring a digital mindset to every aspect of our business, from displays to operations.
Growing our Digital Footprint
We were an early adopter of digital display technology, a dynamic medium that enhances out-of-home’s core value proposition by making it even more creative, contextually-relevant and flexible. Conversion of our most customer-demanded inventory to digital continues to be a priority for our business. In 2022, we deployed 109 large format digital billboards in the U.S. We also added 272 digital displays in U.S. and Caribbean airports and 2,299 digital displays in Europe.
Digital assets provide highly attractive economics, enabling us to sell more advertising opportunities and therefore optimizing yield on a per structure basis. Digitization of the asset base has been a proven driver of growth, but we believe it can also be a revenue multiplier. For example, while digital assets represented less than 5% of our U.S. billboard inventory at December 31, 2022 and 2021, they drove 36% of our total U.S. billboard revenue in 2022, up from 34% in 2021.
As previously described, the out-of-home advertising industry is expected to continue to grow faster than other traditional advertising mediums over the long-term, with digital out-of-home driving that growth. According to data published by MAGNA Global in December 2022, digital out-of-home revenues are expected to grow at a 10.5% compounded annual growth rate from 2023 to 2027. We seek to capture a significant share of this growth as we continue to deploy additional digital displays across our business and further invest in our teams and infrastructure to accelerate this process.
Enhancing our RADAR Offering
We continue to develop and improve Clear Channel Outdoor RADAR (“RADAR”), our proprietary and industry-first suite of data-driven solutions for planning, measuring and amplifying the impact of out-of-home advertising. First launched in the U.S. in 2016, RADAR utilizes anonymized and/or aggregated mobile location data insights to help brands reach desired audiences, reengage these audiences across other media platforms, and understand how exposure to an out-of-home advertisement influences consumer behavior. The insights RADAR provides enable our clients to deliver highly customized, targeted and measurable out-of-home campaigns, resulting in a more sophisticated approach to delivering messages to the right audiences in the right locations at the right time. We believe this was an especially valuable tool for our customers during the economic downturn resulting from COVID-19 as traffic patterns and consumer behaviors changed over the course of the pandemic.

RADAR consists of several solutions, which are built to be interoperable:
•RADARView® is our audience and campaign planning tool. It analyzes historical mobile location data to rank each of our displays in terms of its efficiency in reaching various audience segments and provides a map-based interface that combines aggregated demographic data, behavioral insights and location targeting to discover and select the inventory that most efficiently delivers a customer’s desired audience.
•RADARConnect® is our campaign amplification solution. It delivers ads across mobile and other devices to re-target audience groups exposed to an out-of-home advertisement, providing clients with a simple, easy-to-activate advertising solution that extends reach of their out-of-home advertising campaigns and drives further impact.
•RADARProof® is our suite of campaign measurement and attribution solutions, which uses analysis of anonymized and/or aggregated data to understand the behavior of groups of people after they have been exposed to specific campaign ads, enabling us to measure the impact of our advertisers’ campaigns on a variety of business objectives, including brand attributes, store visitation, app downloads, online engagement, TV viewership, specific product purchases, travel and tourism, and more.
•RADARSync® is our data integration platform. It allows us to use customer data across the RADAR tools, enabling customized application of these solutions to customers’ specific audience targets and goals. RADARSync also allows us to send RADAR insights to our customers’ data and analytics platforms in a privacy-compliant manner, giving customers visibility into how out-of-home performed in the context of their other measured media.
In 2020, we launched our RADARView solution in Europe. RADARView is now available in the United Kingdom (the “U.K.”), Sweden, Spain, Belgium and Italy, with further European expansion in the pipeline. This offering, including the supplier selection due diligence processes and data collection methods, has been adapted from our U.S. offering and complies with European Union (“E.U.”) and U.K. data privacy laws, including the European General Data Protection Regulation (“GDPR”) and Privacy and Electronic Communications Regulations.
We continue to strengthen our RADAR offering through a range of partnerships that have further elevated our data analytics capabilities and ability to measure the impact of our assets on consumer reach and decision-making, which is helping to demonstrate the particular attributes of our platform and strengthen our relationships with customers. By continuing to improve audience insights and data solutions to make campaigns more relevant, we believe we can drive continued revenue growth.
Building on our Programmatic Presence
We continue to enhance the value proposition of our programmatic solution set, which uses automated technology, data and algorithms to offer a streamlined, flexible buying process and greater audience targeting and ad measurement capabilities through real-time, biddable digital marketplaces. The programmatic offering introduces efficiency to the out-of-home sales process by enabling advertisers to easily buy ads across a range of publishers, giving them the ability to manage their campaigns on a self-service basis and empowering them with a level of flexibility similar to online platforms. Demand Side Platforms (“DSPs”) help advertisers buy efficiently through preset buying parameters, which the platform uses to transact in real time, with analysis for optimization of reach, impact, pricing and outcomes. Supply Side Platforms allow publishers like us to connect their inventory to multiple DSPs at once, exposing available inventory to multiple potential buyers while also giving the publisher control over pricing.
Programmatic out-of-home is still an emerging channel, but we believe it, along with other automated trading platforms, will drive significant growth in the digital out-of-home sector as it has across other digital media types, enabling us to tap into demand from digital marketers who prefer to transact programmatically and work with customers who otherwise would not be buying out-of-home. In the U.S., we have been at the forefront of the programmatic out-of-home space since we pioneered the use of the private marketplace buy type in 2016, and with our differentiated inventory, dedicated sales team, robust technology infrastructure, innovative data solutions and deep industry relationships, we believe we are well-positioned to drive growth and build our leadership position in this expanding market. In 2021, we announced a branded programmatic proposition in Europe called Clear Channel LaunchPAD, which is currently live in France, the U.K., Sweden, Switzerland, Spain, Belgium, Italy, Finland and the Netherlands. With approximately 12,000 screens available as of December 31, 2022 to buy programmatically across these markets, we are one of the leading programmatic media owners in Europe. We also have a programmatic offering in Latin America.
Digitalizing our Operations
We are also investing in digital infrastructure to automate processes involved across the campaign cycle, with the purpose of significantly reducing the time involved in pursuing, winning and executing on contracts. We aim to continuously improve the customer experience across each element of our end-to-end workflow and have made significant progress in our U.S. business, as follows:

•Planning. We unified our approach to inventory management by creating a real-time view into inventory availability, purchasing history and pricing, and we introduced a team that supports our entire sales organization with a fast-response service, giving visibility into real-time demand and utilization.
•Buying. We developed a comprehensive system for electronic order processing that captures all relevant data throughout the buying process, and we are further transforming the customer order experience with the exploration of self-service, direct buying opportunities and other direct customer interaction capabilities.
•Activation. We continue to improve and modernize the systems, software and process infrastructure supporting campaign installations. For example, we automated the generation and delivery of creative production specification sheets, use QR codes to efficiently track and manage printed materials, and introduced technology to optimize installation routes.
•Reporting and invoicing. We updated our proof-of-performance tools through the use of mobile devices and high quality digital cameras, providing our customers with the ability to verify, in real-time, that their campaigns have been executed. Our Proof-of-Performance reports are now published real-time through our Clear Channel Outdoor Clear Access application, which is directly integrated into our orders system, allowing for faster invoicing and payments.
Similarly, we continue to invest in digitalizing processes in our European business to improve customer experience, business insights and efficiency, including implementing new or improved technologies in certain of our European markets to better manage marketing, sales, orders, campaigns and operations, with plans to be scaled across our European business.
Prioritizing Customer-Centricity
We seek to further differentiate our products through sales and service and are focused on understanding the needs and desires of various existing and potential customers to make the right investments. We believe we can unlock growth and value by taking a more nuanced approach to our customer segmentation, and accordingly, adding sales channels to better serve the needs of more customer segments is one of our key strategies to access previously unavailable advertising budgets and drive incremental demand. We believe segmenting our customer base by size is an appropriate way to manage and serve customers, as follows:
•Local and regional clients. We believe these advertisers are highly influenced by trust and long-standing relationships and rely upon our sales team’s focused market knowledge and expertise, which requires high-touch, ongoing customer service.
•Large national advertisers. We are focused on opening doors, building relationships and educating decision-makers to further tap into this market. As we navigate an increasingly complex agency model, in the U.S. we have expanded our traditional Account Executive model with an Agency Partnerships team that is charged with building relationships with the influencers and decision-makers who can impact budget allocations on the front-end. National advertisers are often looking for innovations and first-to-market opportunities, which have led to opportunities for collaboration with our Client Solutions Team, which is charged with selling directly to marketers and driving a customer needs assessment.
•Small businesses. We believe these customers, who represent an emerging opportunity for us, are looking for simple, flexible ways to drive their business. We are in the early stages of building a new approach to better serve their needs and believe this opportunity is led by automation, data and simplification of the buying process.
Driving Executional Excellence
To respond to customers’ increasing desire for faster response times and results, we are focused on increasing the speed, quality and repeatability of our key business processes through measurable outcomes, which we have defined as “executional excellence.” We believe that this focus on executional excellence is what enables us to make progress on our other strategic pillars of digital transformation and customer-centricity. Some of our strategic initiatives underlying this pillar include:
•Investing in growth and development opportunities for our real estate asset portfolio by managing our existing pipeline and delivering digital conversions in accordance with a plan designed to match ad capacity within growth markets;
•Driving revenue growth opportunities through an increased focus on key account development and management, sales pipeline visibility and management, training to enhance the negotiation skills of our sales teams, and enabling sales team collaboration across channels;
•Driving “Speed to Market” in our print installation operations by offering better-than-market guarantees to our customers focused on timely execution of campaign delivery (for example, managing the fulfillment process to have all creative in a campaign up within a more narrowly defined window than the typical industry standard);

•Advancing the development of a central digital operations center that provides efficiency in monitoring and managing our large-format digital displays in the U.S. with a focus on digital uptime performance designed to maximize value to our customers; and
•Focusing on talent acquisition and our employee value proposition, which is designed to retain and reward strong performers, as further described in the “Our Human Capital Resources” section below.
Optimizing our Portfolio
Our Board of Directors (the “Board”) has authorized a review of strategic alternatives for our European businesses, including the potential disposal of certain of our lower-margin European assets (and/or other European assets of lower priority to our European business as a whole), while retaining, for now, our higher-margin European assets. In December 2022, we announced that we entered into an agreement to sell our business in Switzerland to Goldbach Group AG, an affiliate of TX Group AG. Closing is subject to customary closing conditions.
Our reviews of our European businesses remain ongoing. However, there can be no assurance that these reviews will result in any additional transactions or particular outcomes. We have not set a timetable for completion of these reviews, may suspend the processes at any time and do not intend to make further announcements regarding the processes for our European businesses unless and until our Board approves a specific course of action for which further disclosure is appropriate.
Our Business Segments
Historically, we had two reportable business segments: Americas, which consisted of operations primarily in the U.S., and Europe, which consisted of operations in Europe and Singapore. Our remaining operating segment of Latin America did not meet the quantitative threshold to qualify as a reportable segment and was disclosed as “Other.”
During the fourth quarter of 2022, we revised our segments to reflect changes in the way our business is managed and the way we allocate resources. Effective December 31, 2022, we have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the U.K., the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in France, Switzerland, Spain and Italy. Our remaining operations in Latin America and Singapore are disclosed as “Other.” America, Airports, Europe-North, Europe-South and Other represented 45%, 10%, 23%, 19% and 3%, respectively, of our 2022 revenue.
America and Airports
Overview
We are one of the largest out-of-home advertising companies in the U.S., with presence in 40 of the 50 largest Designated Market Areas (“DMAs”), including each of the top 20 markets as of December 31, 2022.
Our America segment inventory footprint of more than 57,500 displays as of December 31, 2022 is concentrated primarily in larger markets, with the majority of our revenue generated from large-format billboards that are generally located along major expressways, primary commuting routes and main intersections. Our footprint is protected by certain barriers to entry for traditional large-format roadside advertising, as well as our operational expertise and the strong working relationships required with landlords and local governments. Our America segment generated 45%, 45% and 46% of our revenue in 2022, 2021 and 2020, respectively.
Our Airports segment had approximately 12,300 displays across nearly 200 commercial and private airports in the U.S. and the Caribbean as of December 31, 2022, making us the largest airport advertising specialist in the U.S. Our airport advertising contracts generally include exclusivity provisions, with the Company having an exclusive right to sell advertising space within a specific airport. Our Airports segment generated 10%, 7% and 7% of our revenue in 2022, 2021 and 2020, respectively.

Sources of Revenue
America
Revenue from our America segment was $1,105.6 million, $1,013.3 million and $853.2 million during 2022, 2021 and 2020, respectively. The following table shows the percentage of total America revenue by product category in each of these years:

	Year Ended December 31,
	2022	2021	2020
Billboards:
Bulletins	73%	74%	75%
Posters	12%	12%	13%
Spectaculars/wallscapes	6%	5%	4%
Street furniture displays	4%	4%	3%
Other	6%	5%	6%
Total	100%	100%	100%
Note: Due to rounding, totals may not equal the sum of the items in the table above.
Digital displays accounted for 34%, 33% and 29% of our America revenue during 2022, 2021 and 2020, respectively. This percentage has increased over time as we have continued to invest in digital displays, which is a key part of our strategy.
Billboards. Our America billboard inventory is available in both printed and digital formats and includes the following sub-categories:
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
•Posters, which can vary in size but are commonly approximately 11 feet high by 23 feet wide, are often used as a full market coverage medium for reach and frequency, while junior posters, which are approximately 5 feet high by 11 feet wide, are often used for their proximity to retail outlets where they can stimulate sales. Posters are generally located in commercial areas on primary and secondary routes near point-of-purchase locations, and advertising space on these displays is generally purchased in four-week periods. Premiere Panels, which use one or more poster panels but with vinyl advertising stretched over the panels similar to bulletins, are innovative hybrids between bulletins and posters that we developed to provide our customers with an alternative for their targeted marketing campaigns, combining the creative impact of bulletins with the additional reach and frequency of posters.
•Spectaculars are large, elaborate, customized display structures that are designed to gain maximum attention with eye-catching special effects, such as video, multi-dimensional lettering and figures, mechanical devices, moving parts and other embellishments. Customer contracts for these displays, which are located in New York City's Times Square and Las Vegas, typically have terms of at least one year. A wallscape is a display that drapes over, or is suspended from, the sides of buildings or other structures. Custom-designed for long-term exposure, wallscapes often become landmarks in a city. The majority of our wallscapes are located in Los Angeles and New York City’s Times Square, and advertising space on these displays is generally purchased for extended periods.
Street Furniture Displays. Our America street furniture displays, which are available in both printed and digital formats, include advertising surfaces on bus shelters, information kiosks, newsracks and other public structures and are primarily located in major metropolitan areas and along major commuting routes. We are generally responsible for the construction and maintenance of these structures, and we often sell advertising on these displays as part of a network package that includes multiple displays. Advertising space on street furniture displays is generally purchased in four-week periods.
Other. In the majority of our markets, our local creative and operations staff can perform the full range of activities required to create and/or install advertising copy, including creating the advertising copy design and layout, coordinating its printing and installing the copy on displays. The remainder of the revenue from our America segment consists largely of fees related to these activities, including vinyl or poster orders, production, embellishments and installation services. Other revenue also includes revenue from transit displays, which are advertising surfaces within the common areas of rail stations and on various types of vehicles, including on the interior and exterior sides of buses, trains and trams, as well as other non-advertising revenue.

The following table provides a market-by-market view of America printed, digital and total revenue from our top 15 U.S. markets during 2022:

Market	Printed Revenue	Digital Revenue	Total Revenue
Los Angeles	17%	7%	14%
San Francisco/Bay Area	8%	8%	8%
New York	6%	11%	7%
Dallas	6%	7%	6%
Miami	5%	5%	5%
Houston	6%	2%	5%
Atlanta	3%	7%	4%
Philadelphia	5%	3%	4%
Washington, D.C./Baltimore	4%	5%	4%
Chicago	4%	3%	4%
Boston	4%	4%	4%
Orlando	3%	5%	4%
Minneapolis	3%	5%	4%
Las Vegas	2%	5%	3%
Tampa	2%	4%	3%
All other markets	24%	19%	22%
Total America(1)	100%	100%	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.
The following table quantifies the number of displays in our America segment as of December 31, 2022, disaggregated by our top 15 U.S. markets and product type:

Market	Printed Billboard Displays	Other Printed Displays	Digital Billboard Displays	Other Digital Displays	Total Displays	Percentage of Total Displays(1)
Los Angeles	3,938	3,727	82	—	7,747	13%
San Francisco/Bay Area	1,133	4,377	40	294	5,844	10%
New York	787	5	60	—	852	1%
Dallas	2,426	—	153	—	2,579	4%
Miami	1,323	443	83	—	1,849	3%
Houston	2,115	—	40	—	2,155	4%
Atlanta	1,721	—	199	—	1,920	3%
Philadelphia	2,605	1,144	60	—	3,809	7%
Washington, D.C./Baltimore	1,680	1,546	38	146	3,410	6%
Chicago	2,978	6,304	79	19	9,380	16%
Boston	1,304	95	65	2	1,466	3%
Orlando	1,237	—	86	—	1,323	2%
Minneapolis	1,135	5	74	4	1,218	2%
Las Vegas	763	—	83	—	846	1%
Tampa	930	—	91	—	1,021	2%
All other markets	8,845	2,748	440	90	12,123	21%
Total America	34,920	20,394	1,673	555	57,542	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.

Airports
Our Airports segment provides advertising opportunities around and within U.S. and Caribbean airports. Airport advertising displays, which allow advertisers to target travelers with their message at key touchpoints throughout the passenger journey, are available in printed, digital and experiential formats and include a variety of solutions, including custom exhibits and interactive displays. The duration of our customer contracts generally range from four weeks to one year, although some are longer.
Revenue from our Airports segment was $256.4 million, $160.3 million and $123.8 million during 2022, 2021 and 2020, respectively, with digital displays accounting for 57%, 54% and 45% of this revenue during each of these years. Airports revenue was most significantly impacted by lockdowns and mobility restrictions resulting from COVID-19 but returned to 2019 (pre-COVID-19) levels in the fourth quarter of 2021, driven by the rebound in travel as well as our continued investments in our Airports segment. As of December 31, 2022, our Airports segment had approximately 12,300 displays, including more than 2,500 digital displays.
Rates
Our advertising rates are based on a number of different factors, including location, competition, size of display, board occupancy, illumination, market and gross rating points (the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population). The number of impressions delivered by a display is measured by independent organizations that provide audience measurement for the out-of-home industry in the U.S. using a range of dynamic data sources, including anonymous location and trip data from hundreds of millions of smartphones, to understand the number of people passing a display during a defined period of time, along with insights into their demographic characteristics. The margins on our billboard contracts tend to be higher than those on contracts for other displays due to their greater size, impact and location along major roadways that are highly trafficked.
Operations
We generally outsource the fabrication and manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a number of vetted suppliers located throughout the U.S. with the objective of enhancing competition, meeting demand requirements and minimizing time and cost of logistics, and we use a mix of internal and external resources for product installation. For digital displays, we use a number of vetted domestic suppliers for LED and LCD products. Any digital display product not manufactured domestically is purchased through a number of domestic distributors.
Printed advertising copy, which is oftentimes supplied by the advertiser or a third party, is primarily printed with computer-generated graphics on a single sheet of vinyl or polyethylene material. These prints are then transported to the display site and secured to the display surface, either by being wrapped around the face of the site or affixed to a hardware anchoring system on the display site. Digital displays are linked through centralized computer systems to simultaneously and rapidly change advertising copy on a large number of displays as needed. Our operational process also includes conducting visual inspections of our inventory for display defects and taking necessary corrective action within a reasonable period of time.
America
The majority of the advertising structures on which our billboards are located require various permits, which are granted for the right to build, maintain and operate an advertising structure as long as the structure is used in compliance with state and local laws and regulations. Permits are typically granted by the state and/or local government and are typically transferable or renewable for a minimal fee or no fee. We typically own the physical structures on which our customers’ advertising copy is displayed. We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements or executed long-term management agreements. The site lease terms generally range from 1 to 20 years, with options to renew in many cases. We believe that our properties are in good condition and suitable for our operations. No one property is material to our overall operations.
We are also generally responsible for the construction and maintenance of street furniture structures. Our rights to place these structures in the public domain and to sell advertising on such structures are governed by contracts awarded by municipal and transit authorities in competitive bidding processes governed by local law. These contracts generally have terms ranging from 5 to 15 years and may contain renewal options. As compensation for the right to sell advertising space on these structures, we pay the municipality or transit authority a minimum fee and/or a share of the advertising revenue we earn on the related displays, depending upon the terms of the contract.

Airports
Our rights to place displays around and within airports and to sell advertising space on such displays are generally awarded by public transit authorities in competitive bidding processes or may be negotiated with private transit operators. These contracts generally have terms ranging from 5 to 10 years and may contain renewal options. As compensation for the right to sell advertising space on these displays, we pay the transit authority or operator a minimum fee or a share of the advertising revenue we earn on the displays, depending upon the terms of the contract.
Europe-North and Europe-South
Overview
We operate in many countries throughout Europe and have consistently ranked as a top out-of-home provider in these countries. Europe out-of-home advertising is an urban medium: our portfolio is focused on densely populated metropolitan areas, and street furniture displays are our largest source of advertising revenue. Located at the heart of cities and close to the point-of-sale, street furniture displays have a location advantage, which advertisers leverage to drive foot traffic to their retail locations and influence purchasing decisions. The majority of our customers are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies.
Our Europe-North segment includes 12 countries — the U.K., Sweden, Norway, Belgium, Finland, the Netherlands, Ireland, Poland, Denmark, Estonia, Latvia and Lithuania — and had approximately 260,000 displays as of December 31, 2022, including approximately 13,700 digital displays. This segment generated 23%, 23% and 22% of our revenue in 2022, 2021 and 2020, respectively.
Our Europe-South segment consists of operations in France, Switzerland, Spain and Italy and had approximately 170,000 displays as of December 31, 2022, including approximately 5,900 digital displays. This segment generated 19%, 21% and 21% of our revenue in 2022, 2021 and 2020, respectively.
Sources of Revenue
Europe-North
Revenue from our Europe-North segment was $566.1 million, $518.0 million and $406.8 million during 2022, 2021 and 2020, respectively. The following table shows the percentage of total Europe-North revenue by product category in each of these years:

	Year Ended December 31,
	2022	2021	2020
Street furniture displays	50%	53%	52%
Billboards	11%	11%	11%
Retail displays	18%	17%	16%
Transit displays	14%	9%	11%
Other	7%	10%	10%
Total	100%	100%	100%
Note: Due to rounding, totals may not equal the sum of the items in the table above.
Digital displays accounted for 53%, 48% and 44% of our Europe-North revenue during 2022, 2021 and 2020, respectively.

Europe-South
Revenue from our Europe-South segment was $467.1 million, $472.4 million and $385.3 million during 2022, 2021 and 2020, respectively. The following table shows the percentage of total Europe-South revenue by product category in each of these years:

	Year Ended December 31,
	2022	2021	2020
Street furniture displays	52%	49%	44%
Billboards	22%	24%	28%
Retail displays	13%	13%	13%
Transit displays	7%	6%	6%
Other	7%	8%	9%
Total	100%	100%	100%
Note: Due to rounding, totals may not equal the sum of the items in the table above.
Digital displays accounted for 23%, 20% and 17% of our Europe-South revenue during 2022, 2021 and 2020, respectively.
Product Descriptions
Street Furniture Displays. Our Europe street furniture displays, which are available in both printed and digital formats, include advertising surfaces on bus shelters, freestanding units, various types of kiosks, telephone boxes and other public structures. Our printed street furniture is sold to customers as either network packages of multiple street furniture displays or by individual unit, with contract terms generally ranging from one to two weeks.
Billboards. Our Europe billboards vary in size across our networks, with the majority being similar in size to the posters used in our America segment. Our Europe billboard inventory is primarily comprised of classic and premium billboards and is available in both printed and digital formats. They are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks, although terms of up to one year are also available in certain circumstances.
•Classic billboards are available in a variety of formats across our Europe markets and generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater breadth of demographic targeting than those displayed on premium billboards.
•Premium billboards, which are typically larger in format, generally are located along major expressways and motorways, primary commuting routes and main intersections that are highly visible and heavily trafficked, as well as iconic city center locations. Our customers may contract for individual billboards or a network of billboards. Because of their greater size, impact and flexibility, we typically receive our highest rates for digital premium billboards.
Retail Displays. Our Europe retail displays, which are available in both printed and digital formats, are mainly standalone advertising structures in retail outlets such as malls and supermarkets. The terms of our customer contracts for these displays generally range from one to two weeks.
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
Other. The remaining revenue from our Europe segments consists primarily of advertising revenue from other small displays, production revenue and non-advertising revenue from the following sources:
•Sales of street furniture equipment and cleaning and maintenance services. In several of our European markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
•Operation of public bike programs. We also have public bicycle rental programs that provide bicycles for rent to the general public in several municipalities. In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.

Rates
Advertising rates generally are based on the gross ratings points (the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population). In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays, and the speed and viewing angle of approaching traffic.
Operations
We generally outsource the design and manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the U.K. For digital displays, specialist suppliers are used to supply the LCD or LED technology, and there may be additional factors, such as electrical supply and network connectivity, involved during design and construction. We believe that our properties are in good condition and suitable for our operations. No one property is material to our overall operations.
Media or advertising agencies often provide our customers creative services to design and produce advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. Digital advertisements are received by our content management system and then distributed to our digital displays, which are linked through centralized computer systems to simultaneously and rapidly change messages throughout the course of a day. Paper and vinyl printed advertisements are shipped to centralized warehouses operated by us or third parties. The copy is then sorted and delivered to sites where it is installed on our displays by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
We generally build our portfolios of advertising locations by entering into medium to long-term contracts with landlords such as municipalities, private individuals and shopping malls. Upfront investment and ongoing maintenance costs vary across contracts.
•Our rights to place street furniture in the public domain and to sell advertising on such street furniture are governed by contracts awarded by municipal and transit authorities, which typically provide for terms ranging up to 15 years. Municipal contracts typically require us to provide the municipality with a broad range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks, public wastebaskets and space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. We pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the displays and are typically required to pay minimum guaranteed amounts.
•We lease the majority of our billboard sites from private landowners, typically for terms ranging up to 15 years.
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
Other
We also have operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore. Most of our revenue from these operations is generated from the sale of advertising space on billboard, street furniture and retail displays, and as of December 31, 2022, this portfolio included approximately 7,600 displays, including more than 1,000 digital displays. Our Latin America and Singapore businesses generated 3%, 3% and 3% of our revenue in 2022, 2021 and 2020, respectively.
On April 28, 2020, following a strategic review of our investment in China, we sold our 50.91% stake in Clear Media Limited (“Clear Media”), a company based in China whose ordinary shares were, at the time, listed on the Hong Kong Stock Exchange. Our stake in Clear Media generated 2% of our revenue in 2020.

Seasonality, COVID-19 and Macroeconomic Trends
We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year. However, our seasonal results in 2020 and 2021 varied from historical trends as COVID-19 had a significant adverse impact on our results of operations during 2020 and the first quarter of 2021. As restrictions eased and vaccine programs were rolled out, we saw increases in mobility and corresponding positive trends in revenue, with consolidated revenue returning to growth in the second quarter of 2021 as compared to the prior year. However, we did not experience a return to our pre-COVID-19 historical seasonal levels of revenue until the fourth quarter of 2021.
During the COVID-19 pandemic, we implemented various savings initiatives to increase our liquidity and preserve and strengthen our financial flexibility, including negotiating rent abatements with landlords and municipalities, receiving governmental support and subsidies, executing restructuring plans to reduce headcount and related costs, and reducing or deferring capital expenditures. As our operating performance improved, we reduced or ceased many of these temporary operating cost savings initiatives and increased our investment in our business through additional capital expenditures and asset acquisitions. By remaining focused on our strategic plan during the period in which we were adversely affected by COVID-19, we strengthened our presence in the advertising community, and as our markets re-opened, we saw consistent improvements in revenue. We believe this rebound, together with new advertisers discovering our medium, will continue to drive growth in many of our markets in 2023 ahead of pre-COVID-19 revenue levels, demonstrating the resilience of our business.
Advertising revenue for our business is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. In early 2022, worldwide inflation began to increase. In response to heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, increased interest rates, resulting in an increase in our weighted average cost of debt. Additionally, during 2022, the U.S. dollar strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on reported results in our Europe segments. The U.S. dollar may continue to strengthen against these foreign currencies if the U.S. Federal Reserve further raises the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results in our Europe segments. Inflation has affected our performance as a result of higher costs for employees, electricity, materials and equipment; however, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our products, and to date, we have not suffered material impacts from the heightened levels of global inflation. The market risks that our business is subject to are further described in Item 7A of this Annual Report on Form 10-K.
We’re continuing to monitor developments impacting the global economy. Out-of-home growth has been fairly resilient over time, and as of early 2023, we have not seen signs of a slowdown in our business. However, as we demonstrated during COVID-19, we believe we have the levers to manage our costs should that need arise, and we remain committed to ensuring we have ample liquidity on our balance sheet.
Regulation of our Business
Regulations have a significant impact on the out-of-home advertising industry and our business. We are subject to a wide variety of local, state and federal laws and regulations in the countries in which we operate, including:
•land use laws and zoning restrictions;
•environmental, health and safety laws and regulations applicable to an owner or operator of real estate properties and facilities, and which relate to the use, storage, disposal, emission and release of hazardous and non-hazardous substances;
•laws and regulations related to consumer protection, information security, data protection, privacy and unauthorized access to, or acquisition of, personally identifiable information (“PII”);
•laws and regulations that seek to impose taxes on revenue from out-of-home advertising and on personal property and leasehold interests in advertising locations; and
•laws and regulations related to labor and employment, human rights, anti-bribery and competition matters.
For the year ended December 31, 2022, compliance with regulations applicable to us did not have a material effect on our capital expenditures, earnings or competitive position, and at this time, we do not expect to incur material capital expenditures related to compliance with regulations during 2023. Additional information about the impact of government regulations on our business is provided below and in Item 1A, “Risk Factors—Regulatory Risks” of this Annual Report on Form 10-K.

Industry Regulation
In the U.S., the Highway Beautification Act (“HBA”) regulates out-of-home advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the U.S. The HBA regulates, among other matters, the size and placement of billboards and requires the development of state standards and compliance programs for the effective control of billboards. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements. All states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing, placement and permitting of out-of-home advertising structures. Local governments generally include billboard control as part of their zoning laws and building codes. Each of the international countries in which we operate has its own regulatory regime or, in some cases, more than one regulatory regime. These regulations generally limit the size, placement, nature, density and content of out-of-home displays. In addition, many of these regulations set specific guidelines for the development of new out-of-home locations and address the construction, repair, maintenance, lighting, upgrading, height, size, spacing, location and permitting of billboards, as well as the use of new technologies for changing displays, such as digital displays. Some existing regulations in the U.S. and across some international jurisdictions restrict or prohibit digital billboards.
Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including our websites, web pages, interactive features, social media pages and mobile applications. We also obtain anonymous and/or aggregated audience behavior insights about consumers from vetted third-party data providers. We use and share this information for a variety of business purposes and may coordinate out-of-home client campaigns with online advertising campaigns run by our business partners, including interstitial ads and push notifications. In addition, we collect PII from our employees, advertising clients, users of our public bike services, individuals who provide such information through our websites, our business partners and consumers who interact with our digital panels, including through QR codes and beacon technology. Collecting and processing PII subjects us to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection, privacy and risks of unauthorized access to, or acquisition of, PII. U.S. and international information security and data protection laws require companies to implement specific information security controls and legal protections for certain types of PII. Likewise, every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. Several states have enacted legislation protecting privacy rights. Internationally, there are a number of regimes across the jurisdictions where we operate that govern privacy and the collection and use of personal data. We have implemented a legal and information security-led approach to address our compliance obligations in line with our legal obligations and risk profile. We are also in the process of adapting our data transfer mechanisms in accordance with significant E.U. privacy case law.
Our Human Capital Resources
As of December 31, 2022, we had more than 4,700 employees, including approximately 1,600 employees in the U.S. and more than 2,600 employees in Europe, with the remainder in Latin America and Asia. We believe that attracting, motivating and retaining great people who allow us to continue delivering innovative advertising insights and solutions to our customers while enhancing our communities is a critical component of our continued success and position as an industry leader.
We continually focus on talent acquisition, employee development and employee retention. We have an annual talent identification process and development programs in place to ensure we have sufficient succession planning strategies for critical roles, and we have a robust annual goal-setting and performance management process to ensure all employees have a connection and purpose aligned to our overall company goals. We strive to create strong teams and an inclusive and vibrant culture at every level of our organization through our core values of integrity, innovation, excellence, safety and fairness, as well as our focus on the employee value proposition, which focuses on compensation, benefits, work environment, career development and culture.
We believe people can achieve their full potential when they enjoy their work, so it is our priority to provide a workplace where growth, success and fun go hand in hand. We formally survey our employees on a periodic and ongoing basis to measure engagement and identify areas for improvement. In 2021, we launched employee engagement/fairness surveys in the U.S. and Europe and received response rates of over 85%, with our overall engagement scores up from previous years. In 2022, we conducted another employee engagement survey in the U.S. Our response rate was 83% and overall engagement was up four points from last year, a significant and positive result. Leaders have communicated results, and action planning to sustain and improve engagement is underway.

Compensation and Benefits Programs
Our compensation and benefits programs are designed to attract, retain and motivate talented individuals who possess the skills necessary to support our business objectives, help us achieve our strategic goals and create long-term value for our stockholders. We provide employees with market-competitive compensation packages that include base salary and annual incentive bonuses tied to Company and division financial, operational and strategic objectives and individual performance targets, in line with our pay-for-performance philosophy. Recognition is provided through quarterly newsletters and an annual formal recognition program. Our sales employees are incentivized through sales commission programs, with our highest performing individuals further awarded through formal recognition programs. Our executives and certain other employees receive long-term equity awards that vest based on our relative total shareholder return or over a defined period. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests.
We also provide our employees and their families with access to a variety of affordable and convenient healthcare and insurance benefits, programs to help ensure financial security, enhanced wellness initiatives, retirement savings plans and various other benefits, including paid parental leave, time off to volunteer in our communities, and voluntary benefits such as long-term care insurance, discounted auto and home insurance, and several others.
Advancing Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of background, thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As we bring brands face-to-face with people, we believe our teams need to be as diverse in their composition and outlook as the audiences we reach every day, and we work together to create an inclusive environment where everyone can bring their true selves to work. Based on the latest data collected, as of August 2022, approximately 41% of our total employee population in the U.S. was female and approximately 36% identified as people of color. As of the same date, approximately 36% of our total employee population in Europe and Latin America was female.
We have an ongoing priority to enhance the diversity of our workforce and have implemented diversity and inclusion strategies to amplify our outreach to diverse talent pools across our global business. To further promote a diverse and inclusive environment, we have dedicated Diversity and Inclusion committees in all of our divisions that run engagement programs aimed at improving the experience of diverse groups across our Company. We have also deployed a training curriculum for employees designed to raise diversity and inclusion awareness and surveyed employees globally to identify and prioritize company-wide initiatives.
In the last few years, we led several key diversity and inclusion initiatives, including deepening our involvement with our communities by using our digital out-of-home displays to amplify diversity celebrations and building a sense of inclusion across the workplace through Employee Resource Groups with the mission of providing a safe, welcoming and supportive environment to empower employees to fearlessly address their unique needs and perspectives.
Commitment to Safety and Wellness
Safety is one of our core values, and we are committed to providing our employees with a safe workplace and prioritizing the physical and mental health and well-being of our employees. One of the ways in which we do this is by offering several programs across our regions, including our Mental Health Allies program, an internal network of trained employees who can provide support about mental health in the workplace, and an Employee Assistance Program, which gives employees access to licensed professional counselors and other specialists at no cost for help with balancing work and life issues.
We also seek to comply with safety regulations in our local markets. Our health and safety management systems are subject to regular inspections and independent audits performed by trained health and safety auditors. In connection with the COVID-19 pandemic, we continue to monitor the regulations and local health authority guidance related to COVID-19 and update our robust safety policies and protocols as needed to protect our employees based on evolving local conditions.
Career Development Initiatives
This year, we formalized our U.S. Mentorship Program. Mentor and mentee matches are based on professional and personal interests, and both parties receive coaching and training through a carefully crafted process. Surveys are administered throughout the relationship to recognize achievements and provide guidance to participants.
In Europe, we have our “Bright Sparks” program, which is a talent program designed for our promising future leaders and experts. It enables participants to develop their skills and career through experience-driven workshops, mentoring and coaching sessions, allowing them to reflect on their purpose and career path while also learning about the business.

Community Involvement
One of our guiding principles is making a difference in the communities we serve, and our corporate social responsibility initiatives are an important part of our culture. As a company, we endeavor to use our resources and products to make meaningful contributions to our communities and have collaborated with local and national organizations globally in initiatives to improve health and public safety; to create a sustainable environment; and to promote arts, education and cultural diversity. We also believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace, and we provide employees the opportunity to give back to their communities. For example, our U.S. employees provided their communities with over 3,400 hours of service in 2022 through our Local Spirit Day of Service program, which offers employees a day of paid volunteer time each year to engage with our local communities. We also have similar community-assistance programs for employees in our European markets.
Business Conduct and Ethics
We are deeply committed to promoting a culture of ethical conduct and compliance. Our Code of Business Conduct and Ethics (the “Code”), which applies to all employees, officers and members of the Board, reinforces our core values and helps drive our workplace culture of compliance with ethical standards, integrity and accountability. Training on the Code is mandatory upon employment and is provided on an annual basis. Highlights from our Code and its underlying policies, standards and guidance include an independent hotline and no-retaliation policy for anyone who, acting in good faith, notifies us of a possible violation of the Code, our policies or the law; a commitment to human rights and labor protections in all of our operations, and the expectation that our business partners uphold the same standards; cybersecurity and privacy controls; sanctions and money laundering controls; and anti-corruption policies that prohibit offering, attempting to offer, authorizing or promising any bribe or kickback for the purpose of obtaining or retaining business or an unfair advantage.
Climate Change and Sustainability
We are spearheading projects and initiatives that aim to drive sustainability and reduce our environmental impact. We have announced a commitment to be Carbon Net Zero before 2050 across our divisions, in alignment with the 2016 Paris Agreement. In 2022, we published our global Environmental Policy and established an environmental program framework based on the ISO 14001 standard, which focuses on continual improvement and the evaluation of environmental risks and impacts of our products and processes. In addition, as we continue our digital transformation, we have continued to focus on the efficiency of our technologies (including, but not limited to, converting a large portion of our illuminated displays to LED lighting, using light sensors and dimming technology that control brightness and exploring alternative energy sources) and on developing innovative products and services with a reduced environmental footprint. Our sustainability efforts are underpinned by our various industry commitments, including to Ad Net Zero, the UN Global Compact and the Carbon Disclosure Project.
Available Information
You can find more information about us at our Internet website located at clearchanneloutdoor.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Investor Relations website at investor.clearchannel.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public at the SEC's website at sec.gov.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information with respect to our executive officers is presented as of February 28, 2023:

Name	Age	Title
Scott R. Wells	54	President, Chief Executive Officer
Brian D. Coleman	57	Executive Vice President, Chief Financial Officer
Lynn A. Feldman	54	Executive Vice President, Chief Legal Officer and Corporate Secretary
Jason A. Dilger	49	Senior Vice President, Chief Accounting Officer
Justin Cochrane	50	Chief Executive Officer of Clear Channel UK & Europe
Scott R. Wells was appointed as our President and Chief Executive Officer effective January 1, 2022. Prior to that time, Mr. Wells served as the Chief Executive Officer of Clear Channel Outdoor Americas, a position he was appointed to on March 3, 2015. Previously, he had served as an Operating Partner at Bain Capital beginning in January 2011, and prior to that, he served as an Executive Vice President at Bain Capital beginning in 2007. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Inc., Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. He currently serves as Chair of the Achievement Network and is Chair-elect of the Outdoor Advertising Association of America. He has an MBA, with distinction, from the Wharton School of the University of Pennsylvania and a B.S./B.A. from Virginia Tech University.
Brian D. Coleman was appointed as our Executive Vice President, Chief Financial Officer on May 1, 2019. Prior to that time, Mr. Coleman served as the Senior Vice President and Treasurer for iHeartMedia and Clear Channel Outdoor Holdings and was appointed to those positions in December 1998. Previously, Mr. Coleman served as a Project Manager in the Corporate Finance department at Central and South West Corporation, a multi-state utility holding company, from 1995 to 1998. Prior to that role, Mr. Coleman held various financial positions at Bank of America, Sumitomo Banking Corporation and National Australia Bank. Mr. Coleman received a BBA in Finance from the University of Texas at Austin.
Lynn A. Feldman was appointed as our Executive Vice President, General Counsel and Corporate Secretary on May 1, 2019, and effective November 1, 2022, her title was changed to Executive Vice President, Chief Legal Officer and Corporate Secretary. Prior to May 1, 2019, Ms. Feldman served as the Executive Vice President and General Counsel for Clear Channel Outdoor Americas and was appointed to that position in July 2016. Previously, Ms. Feldman served as the Executive Vice President and General Counsel of Wyndham Hotel Group, a division of Wyndham Worldwide Corporation, from 2009 to 2015. Prior to that role, Ms. Feldman served as the Senior Vice President, Deputy General Counsel and Corporate Secretary of Wyndham Worldwide Corporation. Prior to that role, Ms. Feldman served in various corporate roles within Cendant Corporation and as a Corporate Associate at Lowenstein Sandler LLP. Ms. Feldman received a J.D. from the Georgetown University Law Center and a B.A. from Boston College.
Jason A. Dilger was appointed as our Senior Vice President, Chief Accounting Officer on May 1, 2019. Prior to that time, Mr. Dilger had served as Senior Vice President, Accounting for Clear Channel Outdoor Americas beginning in August 2011. Prior to that role, Mr. Dilger served as Corporate Controller of Sinclair Broadcast Group from 2006 to 2011. Prior to that role, Mr. Dilger served in various accounting and finance roles at Municipal Mortgage & Equity from 2004 to 2006. Mr. Dilger began his career in public accounting with nearly a decade of experience at Arthur Andersen LLP and Ernst & Young LLP. Mr. Dilger earned his B.S. in Accounting from the University of Delaware.
Justin Cochrane was appointed as our Chief Executive Officer of Clear Channel U.K. & Europe on January 1, 2023. Mr. Cochrane joined Clear Channel in November 2001. After various finance and operational roles in both of Clear Channel’s U.K. and International Corporate divisions, including Group Controller of Clear Channel International and Chief Financial Officer and Chief Operating Officer of Clear Channel U.K., Mr. Cochrane became Chief Executive Officer of Clear Channel U.K. in 2015. Subsequently, in 2019, Mr. Cochrane became Chief Executive Officer of both Clear Channel U.K. and Clear Channel’s European markets. Prior to joining Clear Channel in November 2001, Mr. Cochrane had trained as a Chartered Accountant, working in both public accounting and banking for five years. Mr. Cochrane currently serves as the Chairman of Outsmart, the U.K.’s Out-of-Home industry trade body, and sits on the board of the Committee of Advertising Practice in the U.K. Mr. Cochrane received a Master’s Degree in Engineering from the University of Oxford.

ITEM 1A.  RISK FACTORS
A wide range of factors could materially adversely affect our business, operating results, financial condition, and/or the value of our common stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties:
Economic Risks and Current Events
Our results have been in the past, and could in the future be, adversely affected by continued economic uncertainty, an economic slowdown or a recession.
Periods of a slowing economy or recession, or periods of economic uncertainty, have historically been accompanied by a decrease in advertising and have negatively impacted our business. The current macroeconomic environment is characterized by significant inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing risk of recession. In response to heightened levels of inflation in 2022, central banks, including the U.S. Federal Reserve and the European Central Bank, increased interest rates, resulting in an increase in our weighted average cost of debt. Additionally, the U.S. dollar has strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on reported results in our Europe segments in 2022. In addition, the U.S. dollar may continue to strengthen against these foreign currencies in 2023 as the U.S. Federal Reserve further raises the federal funds rate, which could result in downstream impacts to global exchange rates and further adverse impacts to our reported results in our Europe segments. In 2022, inflation affected our performance as a result of higher costs for employees, electricity, materials and equipment. To date, we believe we have partially offset these higher costs and have not suffered material impacts from the heightened levels of global inflation. However, if economic conditions worsen, there can be no guarantee that we will be able to continue to mitigate the effects of those conditions on our business. During the height of the COVID-19 pandemic, we were required to take various measures to increase our liquidity and preserve and strengthen our financial flexibility, including implementing restructuring plans to reduce headcount and related costs throughout our business. As our operating performance has improved, we have ceased those temporary operating cost savings initiatives. Nevertheless, if economic conditions worsen or if a recession occurs, we may be required to take similar or more strict measures than those we took during the height of the COVID-19 pandemic. Those measures, including restructurings and cost savings, could adversely affect our business, operations, liquidity and financial results.
Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions. Unfavorable regional or local economic or political conditions, such as those resulting from Russia’s invasion of Ukraine, as well as increased social and political turmoil and unrest in some Latin American countries, also may adversely impact our results. A severe or prolonged economic downturn, including a recession or depression, could impact our business, including our revenues and our ability to raise additional capital when needed on favorable terms or at all. We cannot anticipate the impact of the current economic environment on our business, and any of the foregoing could materially harm our business.
The ongoing COVID-19 pandemic severely affected, and may continue to affect, our business, operating results and financial condition.
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. COVID-19 had a significant adverse impact on our results of operations in 2020 and 2021, and we did not experience a return to our pre-COVID-19 historical seasonal levels of revenue until the fourth quarter of 2021. As described above, at the height of the COVID-19 pandemic, we were required to take various measures to increase our liquidity and preserve and strengthen our financial flexibility. Recurring COVID-19 outbreaks around the world, such as those most recently occurring in China following the suspension of China’s zero-COVID policy, have heightened concerns relating to new and potentially more dangerous COVID-19 variants, which, if transmitted around the globe, could lead to the reintroduction of precautionary measures similar to, or more strict than, those imposed at the height of the COVID-19 pandemic. A resurgence of COVID-19 or another health pandemic or epidemic may adversely affect the out-of-home advertising industry, our revenues and our liquidity position. As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another health pandemic or epidemic can disrupt our business and adversely materially impact our financial results.

Liquidity, Financing and Capital Structure Risks
We require a significant amount of cash to service our debt obligations and to fund our operations and capital expenditures, which depends on many factors beyond our control, including the recent volatility and uncertainty in capital markets.
Our ability to service our debt obligations requires a significant amount of cash. During 2022, we spent $341.4 million of cash to pay interest on our debt, and we anticipate having approximately $413.0 million of cash interest payment obligations in 2023. Our significant principal and interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns or recessions, could reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Our other cash requirements are for working capital used to fund site lease costs, including payments for land or space used by our displays, for capital expenditures primarily related to construction and sustaining activities for our out-of-home advertising displays and, as our financial results have improved, to fund asset acquisitions. We primarily finance these requirements with cash on hand, internally-generated cash flow from operations and, if necessary, borrowings under our credit facilities. Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in digital conversions and new technologies, such as RADAR and our programmatic solution set, and the pursuit and outcome of strategic transactions, including the outcome of the strategic reviews of our Europe businesses. Our ability to meet these cash requirements through cash from operations depends on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions, as well as macroeconomic events such as heightened inflation and higher interest rates. Availability of our credit facilities for working capital and other needs is limited by certain covenants under our existing indebtedness, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition, our ability to meet our obligations and the value of our company.
The purchase price of possible asset acquisitions, capital expenditures for deployment of digital billboards and other strategic initiatives could require additional indebtedness or equity financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of our existing or future debt or equity agreements may restrict us from securing financing on terms that are acceptable to us. Furthermore, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates, especially given that current capital markets conditions have increased the cost of capital. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.
We may not be able to generate sufficient cash to service our substantial indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2022, we had approximately $5.6 billion of total indebtedness outstanding, including approximately $1.9 billion of term loans under the Term Loan Facility, which amortizes in equal quarterly installments in an aggregate annual amount of $20.0 million, with the balance being payable in August 2026; $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the “CCOH Senior Secured Notes”); $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028 (the “CCOH 7.75% Senior Notes”); $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029 (the “CCOH 7.5% Senior Notes”); $375.0 million aggregate principal amount of CCIBV 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”); and approximately $36.8 million of other debt. Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness.
This substantial amount of indebtedness and other obligations could have negative consequences for us, including, without limitation:
•Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology, such as RADAR and our programmatic solution set, and pursue other business opportunities;
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
•Making us more vulnerable to any increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions, or a disruption in the credit markets; and
•Making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and as a result, we could be forced into bankruptcy or liquidation.
Operational Risks
Implementing our strategy may be more difficult, costly and/or time consuming than expected, and we may not realize the anticipated benefits thereof fully or at all.
We are focused on driving incremental demand for out-of-home advertising and on increasing our operational efficiencies. Our strategy is based on three pillars — accelerating our digital transformation, prioritizing customer-centricity and driving executional excellence — which are being implemented together with the optimization of our portfolio. The success of our strategy and the realization of the anticipated benefits thereof, depends, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers; to grow our digital footprint; to enhance our technology offerings; to adopt digital infrastructure to automate processes; to add sales channels to serve our clients; and to increase the speed, quality and repeatability of our key business processes.
Demonstrating the capabilities of our digital display platform and growing our digital footprint depend, in part, on our ability to deliver and install digital displays in a timely manner, including delivery and installation within complex transit infrastructures, including airports. If we fail to satisfy our contractual obligations to our customers and if any such failures cannot be resolved, and/or if the digital display platform and/or the digital advertising displays that we provide to our customers do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, including as a result of economic slowdown, our business operations and financial results will suffer.

We continue to develop and improve our technological offerings, including RADAR, our proprietary and industry-first suite of data-driven solutions for planning, measuring and amplifying the impact of out-of-home advertising, as well as our programmatic solution set, which uses automated technology, data and algorithms to offer a streamlined, flexible buying process, audience targeting and ad measurement capabilities through real-time, biddable digital marketplaces. Such offerings require the successful creation, enhancement, use and adoption of innovative technology that includes hardware, software, connectivity, automation and digital solutions. As a result, we make significant investments in research and development, connectivity solutions, data security and employee training. These investments may not result in improvements to RADAR, our programmatic solutions or other technology we may create or adopt in the future and may not provide the desired results for our clients. If we are not able to deliver our solutions with differentiated features and functionality, our clients may not value or adopt these solutions, which could have a material adverse effect on our reputation, business, results of operations or financial condition. In addition, the market for programmatic ad buying is an emerging market, and our current and potential clients may not shift quickly enough to programmatic buying from other buying methods, reducing our growth potential. If the market for programmatic ad buying develops more slowly than we expect, it could reduce demand for our programmatic solution set, which could delay the realization of certain of the benefits of our strategy.
Furthermore, implementing our digital transformation requires significant costs and time, and we may not be able to recover the costs from our customers or otherwise. Any costs currently anticipated may significantly increase if we incur cost overruns due to technical difficulties; the increased costs of data, digital displays, materials and labor; suspensions or delays in installation and/or construction caused by us, our subcontractors, or due to external events beyond anyone’s control or otherwise; insurance, bonding and litigation expenses; the inability to recruit and maintain qualified personnel; and the inability to comply with evolving government regulations relating to the internet, mobile, privacy, marketing and advertising aspects of our business, all of which could have an adverse effect on our business, financial condition and results of operations.
The success of our business is dependent upon our ability to obtain and renew contracts with municipalities, transit authorities and private landlords, which we may not be able to obtain on favorable terms.
Our airport, transit and street furniture products require us to develop and maintain robust relationships with elected officials and regulatory authorities in a vast number of municipalities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue-share requirements, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy, and substantial costs may be incurred in connection with preparing bids. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities, prices or benefits than we can provide. In the past we have not been, and most likely in the future we will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
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
•We may be unable to estimate accurately the revenue derived from, and the resources and cost structure that will be required to service, any contract we win or anticipate changes in the operating environment on which our financial proposal was based; and
•We may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications or in the termination, reduction or modification of the awarded contract.
Our inability to successfully negotiate, renew or complete these contracts due to third-party or governmental demands and delay, and the highly competitive bidding processes for these contracts, could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

We face intense competition in the out-of-home advertising business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising revenues. We compete for advertising revenue with other out-of-home advertising businesses, as well as with other media, such as mobile, social media, online, broadcast and cable television, radio, print media and direct mail, within their respective markets. Market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments, subject to applicable regulations. Many of these competitors possess greater technical, human and other resources than we do, and we may lack sufficient financial or other resources to maintain or improve competitive position.
Moreover, the advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Technology Risks
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, social media pages, mobile applications and programmatic offerings. We also obtain anonymous and/or aggregated audience behavior insights about consumers from vetted third-party data providers. In addition, we collect PII from our employees, users of our public bike services, our business partners and consumers who interact with the marketing content on our digital panels, including through data partner collection from cellular devices, scanning QR codes and beacon technology. We use and share this information from and about consumers, business partners and advertisers for a variety of business purposes. Collecting and processing PII subjects us to certain privacy and data security laws and regulations, as well as risks of unauthorized access to, or acquisition of, PII by us or third parties.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, including the California Consumer Privacy Act, the California Privacy Rights Act, the E.U. and U.K. GDPRs, the E.U. Privacy and Electronic Communications Regulation, the U.K. Data Protection Act, the Singapore Personal Data Protection Act and the Brazilian General Data Protection Law, among others. Many of these laws and regulations are still evolving and could be interpreted or enforced by the courts or regulators in ways that could affect our ability to provide audience behavioral insights or monitor our business processes or otherwise harm our business. In the U.S., Colorado, Connecticut, Virginia and Utah have also enacted privacy laws, each of which will become effective at different times in 2023. Privacy laws have also been introduced in all other states. Additionally, new regulatory approaches to privacy in public spaces by the U.S. Federal Trade Commission and other regulators, which may affect the operation of our RADAR products, are being developed. Any efforts required to comply with these laws and others that may be enacted may entail substantial expenses, may divert resources from other initiatives and projects and could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers. Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers, and privacy activist interpretation of our activities could damage our reputation.
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
Although we have implemented physical and electronic security measures designed to protect against the loss, misuse and alteration of our websites, digital assets, proprietary business information and any PII that we collect and share with others, no security measures are perfect and impenetrable, and we and outside parties we interact with may be unable to anticipate or prevent unauthorized access. Moreover, our systems, servers and platforms may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our security measures may not detect, which could cause interruptions or slowdowns of our digital display systems, delays in communication or loss of data and slowdown or unavailability of our client-facing or internal platforms. A cyber incident may be due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased as well. We have been, and expect to continue to be, the target of fraudulent calls, emails and other forms of fraudulent activities and have experienced security breaches; however, to date, they have not had a material impact on our business, results of operations or financial condition.
If an actual or perceived breach of our security occurs, our digital display systems and other business assets could suffer disruption, and we could lose competitively sensitive business information or lose control of our information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, and we could lose customers, consumers and business partners. In the event of a security breach, we could suffer financial exposure in connection with demands from perpetrators, penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. In addition, in the U.S., the SEC has proposed rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Any failure or perceived failure by us to comply with these laws may subject us to significant regulatory fines and private litigation, any of which could harm our business.
Regulatory Risks
Government regulation of out-of-home advertising may restrict our out-of-home advertising operations.
U.S. federal, state and local regulations have a significant impact on the out-of-home advertising industry and our business. One of the seminal laws is the HBA, which regulates out-of-home advertising on controlled roads in the U.S. The HBA regulates the size and placement of billboards, requires the development of state standards, mandates state compliance programs, promotes the expeditious removal of illegal signs and requires just compensation for takings on controlled roads. Construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of billboards are also regulated by federal, state and local governments, and from time to time, states and municipalities have prohibited or significantly limited the construction of new out-of-home advertising structures. Due to such regulations, it has become increasingly difficult to develop new out-of-home advertising locations.
International regulation of the out-of-home advertising industry varies by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure or perceived failure to comply with these or any future regulations, including those that may regulate the energy consumption affiliated with the operation of advertising structures, could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.
We intend to continue to expand the global deployment of digital billboards, which display digital advertising copy from various advertisers that changes up to several times per minute. We have encountered regulations that restrict or prohibit digital displays. Additionally, since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or further interpreted, or new regulations could be enacted, to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment. In addition, although permits in our America segment are typically subject to annual renewals by the state and/or local government and are typically transferable or renewable for a minimal or no fee, if the structure is modified (for example, converted from printed media to digital media), the state and/or local government may require a revised, additional or new permit for the modification. In the majority of these cases, we can surrender the existing permit concurrently with the approval of the requested modification. However, there is no guarantee that we will be granted a new or revised permit for an asset that we desire to modify.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement and condemnation. Similar risks also arise in certain of our international jurisdictions.
•There is a U.S. federal and state requirement that an owner remove any non-grandfathered, non-compliant signs along all controlled roads at the owner’s expense and without compensation, and in some instances, we have had to remove billboards as a result of such reviews.
•Certain zoning ordinances provide for amortization, which is the required removal of legal non-conforming billboards (billboards that conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law.
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
A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from out-of-home advertising for the right to use out-of-home advertising assets or for the privilege of engaging in the out-of-home advertising business. Several jurisdictions have imposed such taxes as a percentage of our out-of-home advertising revenue generated in that jurisdiction or based on the size of the billboard and type of display technology. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. We expect U.S. and foreign jurisdictions to continue to attempt to impose such taxes as a way of increasing revenue. The increased imposition of these measures, and our inability to overcome any such measures, could adversely affect our operating income if we are unable to pass on the cost of these items to our customers or absorb them into our current operations as a cost of doing business.
Changes in laws and regulations affecting out-of-home advertising, or changes in their interpretation, could have a significant financial impact on us by requiring us to make significant expenditures to ensure compliance therewith or otherwise limiting or restricting some of our operations.
Restrictions on out-of-home advertising of certain products may restrict the categories of clients that can advertise using our products.
Regulations governing categories of products that can be advertised through our advertising assets and platforms vary across the countries in which we conduct business. Certain products and services, such as tobacco, are banned from outdoor advertising in the U.S., and other products, such as alcohol, may be targeted in the future. Most E.U. countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising. In the U.K., there are localized restrictions on the location of advertising for High Fat, Salt and Sugar foods. Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in available space on the existing inventory of billboards in the out-of-home advertising industry.

Environmental, health, safety and land use laws and regulations, as well as various actual and proposed ESG policies and regulations, may limit or restrict some of our operations.
As the owner or operator of various real estate properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations, including those relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances; employee health and safety; and zoning restrictions. In addition, increased scrutiny related to ESG, and actual and proposed ESG policies and regulations, including proposed new or enhanced requirements regarding the standardization of mandatory climate-, human capital- and diversity-related disclosures for investors in the E.U., the U.K. and the U.S., will subject us to new regulatory and compliance costs. Historically, we have not incurred significant expenditures to comply with environmental or ESG laws, policies and regulations. However, given the increase in the number and complexity of these policies and regulations, we expect our costs of compliance to increase. In addition, we have announced our commitment to achieving Carbon Net Zero before 2050 across our divisions and have established an environmental program framework. There can be no assurance that we will be successful in reaching our stated goals, that activists and others will not challenge our progress towards those goals, that our environmental framework will operate adequately or, if we are successful, that the cost will not be material. Further, additional laws, policies and regulations that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Strategic Risks
We are engaged in strategic review processes of our European businesses. There can be no assurance that we will be successful in identifying or completing strategic alternatives, that any such transactions will result in additional value for our shareholders or that the processes will not have an adverse impact on our business.
Our Board has authorized a review of strategic alternatives for our European businesses, including the potential disposal of certain of our lower-margin European assets (and/or other European assets of lower priority to our European business as a whole), while retaining, for now, our higher-margin European assets. The process of exploring strategic alternatives has required, and may continue to require, significant resources and expenses. In addition, speculation and uncertainty regarding the strategic review processes may cause or result in disruption of our business; distraction of our employees; difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel, especially in Europe; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions, especially in Europe; and increased stock price volatility. If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review processes, they could adversely affect our business or adversely impact our net sales, operating results and financial condition.
In addition, even though we have announced the entry into a definitive agreement to sell our business in Switzerland, we may not be able to complete such transaction and/or identify and/or complete any additional transaction(s). Any additional potential transaction(s) will not be conditioned on each other and will depend upon a number of factors, including, but not limited to, market conditions, industry trends, the interest of third parties in our European businesses and the availability of financing to potential buyers. We cannot assure you that any potential transaction(s) or other strategic alternative(s), if identified, evaluated and completed, will provide greater value to our shareholders than that reflected in the current price of our common stock.
As the Board continues its ongoing review, our Board may determine that our most effective strategy is to continue to operate all of our remaining European businesses. The Company has not set a timetable for completion of the reviews, may suspend the processes at any time and does not intend to make further announcements regarding the processes unless and until the Board approves a course of action for which further disclosure is appropriate.
Future dispositions, acquisitions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, such as the recently announced sale of our business in Switzerland, as well as acquisitions. We may also pursue other strategic transactions, including recapitalization or other corporate restructurings, including, for example, a real estate investment trust (“REIT”) conversion in the future. These dispositions, acquisitions or other strategic transactions could be material. Such transactions involve numerous risks, including:
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
Dispositions and acquisitions of out-of-home advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. For example, the recently announced sale of our business in Switzerland requires review by the Swiss Competition Commission. We can give no assurances that the U.S. Department of Justice, the Federal Trade Commission or foreign antitrust agencies, including the Swiss Competition Commission, will not seek to bar us from disposing of or acquiring out-of-home advertising businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
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
Our suppliers have received, and in the future may receive, claims that they have infringed the intellectual property rights of others. Any such claim, with or without merit, could result in disruptions to our supply chain. If our suppliers are not successful in defending allegations of infringement, they could be required to redesign their product offerings and could be prevented from manufacturing the products supplied to us in a timely or cost-effective manner, if at all. A reduction or interruption in our suppliers’ production, an increase in our supply purchasing costs derived from reduced competition or otherwise or an inability to secure alternative sources of supply on substantially the terms and conditions currently available to us could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In connection with our separation from iHeartMedia in 2019, iHeartMedia agreed to indemnify us, and we agreed to indemnify iHeartMedia, for certain liabilities. There can be no assurance that the indemnities from iHeartMedia will be sufficient to insure us against the full amount of such liabilities.
Pursuant to agreements that we entered into with iHeartMedia in connection with our separation, iHeartMedia agreed to indemnify us for certain liabilities, including certain tax matters, and we agreed to indemnify iHeartMedia and its subsidiaries for certain liabilities, including certain tax matters. For example, we will indemnify iHeartMedia and its subsidiaries for liabilities arising from or accruing prior to the closing date of the separation to the extent such liabilities related our business, assets and liabilities, as well as liabilities relating to a breach of the Settlement and Separation Agreement governing the terms of the separation. However, third parties might seek to hold us responsible for liabilities that iHeartMedia agreed to retain, and there can be no assurance that iHeartMedia will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to iHeartMedia and its subsidiaries could be significant and could adversely affect our business.

International Business Risks
Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the U.S.
Doing business in foreign countries carries with it certain risks that are not found when doing business in the U.S. These risks could result in losses against which we are not insured. Examples of these risks include the potential instability of foreign governments, potential adverse changes in the diplomatic relations of foreign countries with the U.S., changes in laws or regulations or the interpretation or application of laws or regulations, new or increased tariffs or unfavorable changes in trade policy, government policies against businesses owned by foreigners, risks of renegotiation or modification of existing agreements with governmental authorities, difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems, investment restrictions or requirements, expropriations of property without adequate compensation, withholding and other taxes on remittances and other payments by subsidiaries, changes in tax structure and level and the adverse effect of foreign exchange controls.
Our international operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations. Two former employees of Clear Media, a former indirect, non-wholly-owned subsidiary of the Company that was sold in April 2020, have been convicted in China of certain crimes, including the crime of misappropriation of Clear Media funds, and sentenced to imprisonment. For a description of this matter, please refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and reputation.
We are exposed to foreign currency exchange risks because a large portion of our revenue and cash flows is received in foreign currencies and translated to U.S. dollars for reporting purposes.
We generate a large portion of our revenue in currencies other than U.S. dollars. Additionally, a large portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars. Therefore, exchange rate fluctuations in any currency from a country in which we operate could have an adverse effect on our profitability, and significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness. In 2022, as a result of heightened inflation and monetary policy, the U.S. dollar strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on our reported results in our Europe segments in 2022. In addition, the U.S. dollar may continue to strengthen against these foreign currencies in 2023 as the U.S. Federal Reserve further raises the federal funds rate, which could result in downstream impacts to global exchange rates and further adverse impacts to our reported results in our Europe segments. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction and/or translation risks. We expect to experience economic losses and gains and negative and positive impacts on our operating income as a result of foreign currency exchange rate fluctuations.
Risks Related to Ownership of our Common Stock
Our stock price has been highly volatile and may decline regardless of our operating performance.
The market price for our common stock has been highly volatile. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those previously described and the following: our quarterly or annual earnings reports or those of other companies in our industry; investors’ perceptions of our prospects; investors’ disagreements with our strategy or capital allocation; changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; downgrades by any securities analysts who follow our common stock; market conditions or trends in our industry or the economy as a whole (including the current macroeconomic environment) and, in particular, the advertising industry; changes in accounting standards, policies, guidance, interpretations or principles; announcements by us of significant strategic transactions (such as the reviews of our European businesses), contracts, acquisitions, joint ventures or capital commitments; changes in key personnel; and future sales of our common stock by our officers, directors and significant stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation or launched activist campaigns following periods of market volatility. If we were involved in securities litigation or an activist campaign, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

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
Future sales of our common stock in the public market, or the perception that such sales may occur, could lower our stock price, and any additional capital raised by us through the sale of our common stock or other equity-linked instruments or the issuance of equity awards by us may dilute your ownership percentage.
Sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.
Any additional capital raised by us through the sale of our common stock or other equity-linked instruments may also dilute your ownership and influence in us, as a result of governance rights and other rights that may be given to the holders of such instruments. In addition, holders of equity-linked securities could have rights, preferences and privileges that are not held by, and could be preferential to, the rights of holders of our holders of common stock In the future, we may also issue our common stock in connection with acquisitions or investments. We cannot predict the size of any such future issuances, but the amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of the then-outstanding shares of our common stock.
Our failure to meet the continued listing requirements of the New York Stock Exchange (“NYSE”) could result in the delisting our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
If we fail to satisfy the continued listing requirements of the NYSE, such as the minimum bid price requirement, the NYSE may take steps to delist our common stock. In 2020, as a result of the effects of the COVID-19 pandemic, the price of our common stock fell below $1.00 over a period of 30 consecutive trading days, and as such, we failed to comply with related NYSE continued listing standards. In the fourth quarter of 2022, the lowest closing price of our common stock on the NYSE was $0.96 per share and the highest closing price was $1.72 per share. We cannot assure you that the price of our common stock will continue to remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE. Any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
We currently do not pay regularly-scheduled dividends on our common stock.
We do not pay regularly-scheduled dividends on our common stock, and should we seek to do so in the future, we are subject to restrictions on our ability to pay dividends by the instruments governing our outstanding debt. Because we do not pay dividends on our common stock, the price of our common stock must appreciate in order for common stockholders to realize a gain on their investments. This appreciation may not occur.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporate Law, our certificate of incorporation or our By-laws; or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.

Risks Related to Our Indebtedness
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
•Make certain investments;
•Create liens on our assets or on our restricted subsidiaries’ assets to secure debt;
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
These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, these restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. In addition, under our Revolving Credit Facility, as amended, we are required to comply with a first lien net leverage ratio covenant if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million at that time. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness, and as a result, we could be forced into bankruptcy.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur more debt, and this could exacerbate the risks associated with our leverage.
As of December 31, 2022, remaining availability under our credit facilities was $214.6 million. Although our debt indentures and credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we and our subsidiaries could incur additional indebtedness in the future. For example, if permitted by the documents governing their indebtedness, our subsidiaries that are not guarantors may be able to incur more indebtedness under the indenture than our subsidiaries that are guarantors. Moreover, our debt indentures and credit agreements do not impose any limitation on our incurrence of liabilities that are not considered “indebtedness” and do not impose any limitation on liabilities incurred by our immaterial subsidiaries or our subsidiaries that might be designated as “unrestricted subsidiaries.” As of the date of this Annual Report on Form 10-K, we had no “unrestricted subsidiaries.” If we incur additional debt above current levels, the risks associated with our substantial leverage would increase.
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
Regulatory authorities in the U.K. will cease publication of all USD LIBOR tenors after June 30, 2023. In the U.S., the Alternative Reference Rates Committee formally recommended the Secured Overnight Financing Rate (“SOFR”), plus a recommended spread adjustment, as the replacement for USD LIBOR. We recently entered into an amendment to the Term Loan Facility to replace LIBOR as the reference interest rate with SOFR plus a spread. While we continue to work with the administrative agents under our other credit agreements to finalize replacement rates, negotiations could require us to incur significant expense and may subject us to disputes over the appropriateness or comparability of the relevant replacement reference index. In addition, there can be no assurance that the application of, or transition to, SOFR or any other alternative reference rate to the Term Loan and our other agreements will not increase our interest expense or will not introduce operational risks in our accounting or financial reporting and other aspects of our business.
General Risks
We are dependent upon the performance of our senior management team and other key individuals.
We have experienced changes to our senior management team in critical functions. In early 2022, Mr. Scott R. Wells commenced his role as Chief Executive Officer and member of the Board, and Mr. William Eccleshare transitioned to the role of Executive Vice Chairman of the Board, which terminated at the end of 2022. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, financial condition and results of operations. In addition, competition for senior management and key individuals remains intense, and many of our key employees are at-will employees who are under no obligation to remain with us and may decide to leave for a variety of personal or other reasons beyond our control. If members of our senior management or key individuals decide to leave in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
Our financial performance may be adversely affected by many factors beyond our control.
Certain additional factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include, but are not limited to:
•Our inability to successfully adopt, or our being late in adopting, technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates;
•Unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;
•Our inability to secure displays, display equipment, physical structures, LCD or LED technology, electrical supply and network connectivity and other materials required to provide our products and services in a timely manner, either as a result of supply chain shortages or other supply chain challenges, such as sanctions imposed on countries where our inventory is manufactured, specifically China; and
•Unfavorable changes in labor conditions, including labor shortages, which may impair our ability to operate or require us to spend more to retain and attract qualified employees.
Continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders may impose additional costs on us and/or expose us to additional risks.
Public companies across all industries are facing increasing scrutiny from investors, lenders, customers, government regulators, activists and other stakeholders with respect to various areas of their operations, including with respect to ESG matters. Investment in funds that specialize in companies that perform well in assessments performed by ESG raters are increasingly popular, and major institutional investors have emphasized the importance of such ESG measures to their investment decisions. Responding to ESG considerations, including diversity and inclusion, environmental stewardship (including, but not limited to, measurement of our carbon emission reduction), support for local communities, labor conditions and human rights, ethics and compliance with law, privacy and information security, compliance initiatives and corporate governance and transparency, and implementing goals and initiatives involve risks and uncertainties and depend in part on third-party performance or data that is outside our control.

From time to time, we have been approached by, and have had discussions with, third-party stakeholders on matters related to our corporate governance policies, our environmental stewardship programs, our corporate strategies, our executive compensation programs and other aspects of our operations. Responding to these third-party stakeholders and their proposals requires significant attention, time and resources from management and our employees and may impact our ability to execute various strategic initiatives. In addition, some stakeholders may disagree with our goals and initiatives. We risk damage to our brand and reputation and may face issues securing government contracts or accessing the capital markets or other sources of liquidity if we fail to adapt to, or comply with, investor, lender, customer or other stakeholder expectations and/or standards and current and potential government regulation with respect to ESG matters.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
    This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about certain markets and strategic review processes; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:
•continued economic uncertainty, an economic slowdown or a recession;
•the continued impact of the COVID-19 pandemic;
•our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures;
•the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;
•the difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom;
•our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords;
•competition;
•technological changes and innovations;
•regulations and consumer concerns regarding privacy and data protection;
•a breach of our information security measures;
•legislative or regulatory requirements;
•restrictions on out-of-home advertising of certain products;
•environmental, health, safety and land use laws and regulations, as well as various actual and proposed ESG policies and regulations;
•the impact of the strategic review processes of our European businesses, including possible sales;
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
•volatility of our stock price;
•the impacts of our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments;

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
Our operations are located primarily in the U.S., where we are present in 40 out of the top 50 U.S. markets, and in Europe, where our portfolio spans 16 countries and is focused on densely populated metropolitan areas in major cities. We also have operations in four countries across Latin America and in Singapore. The types of properties required to support each of our out-of-home advertising branches include offices and production facilities, generally located in an industrial or warehouse district, as well as structure sites.
Our U.S. display inventory consists primarily of billboards, transit displays and street furniture, and our Europe display inventory consists primarily of street furniture, billboards, retail displays and transit displays. As of December 31, 2022, we had approximately 69,800 advertising displays in the U.S., including more than 4,700 digital displays; approximately 430,000 advertising displays in Europe, including more than 19,600 digital displays; and approximately 7,600 advertising displays in Latin America and Singapore, including more than 1,000 digital displays. We typically own the physical structures on which our clients’ advertising copy is displayed, and we primarily lease our out-of-home display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our out-of-home displays. Our site lease terms may range from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. For additional information regarding our properties, refer to Item 1 of this Annual Report on Form 10-K (“Business”).
ITEM 3.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information & Stockholders
Shares of our common stock trade on the NYSE under the symbol “CCO.” As of February 23, 2023, there were 477,438,803 shares of our common stock outstanding (excluding 7,781,852 shares held in treasury) and 164 stockholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	4,474	$1.37	—	—
November 1 through November 30	—		—	—
December 1 through December 31	208,837	$1.05	—	—
Total	213,311	$1.06	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended December 31, 2022 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for our common stock (traded on the NYSE under the symbol “CCO”), the S&P 600 Index and the stock of peer issuers (Lamar Advertising Company and Outfront Media, Inc.), in each case from December 31, 2017 through December 31, 2022. In order to calculate the cumulative total returns, the Company assumed $100 was invested on December 31, 2017 in our common stock and each of the aforementioned indices and stock of peer issuers and that any dividends were reinvested.
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
This discussion contains forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” contained in Item 1A within this Annual Report on Form 10-K.
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays we own or operate in key markets worldwide using various digital and traditional display types. Historically, we had two reportable segments: Americas, which consisted of operations primarily in the U.S., and Europe, which consisted of operations in Europe and Singapore. Our remaining operating segment of Latin America did not meet the quantitative threshold to qualify as a reportable segment and was disclosed as “Other.”

During the fourth quarter of 2022, we revised our segments to reflect changes in the way our business is managed and the way resources are allocated by our chief operating decision maker (our CEO). Effective December 31, 2022, we have four reportable segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the U.K., the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in France, Switzerland, Spain and Italy. Our remaining operations in Latin America and Singapore are disclosed as “Other.” Prior to the sale of our stake in Clear Media on April 28, 2020, “Other” also included China.
We have conformed the segment disclosures for prior periods in this MD&A and throughout this Annual Report on Form 10-K to the 2022 presentation. Refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments.
COVID-19
Advertising revenue for our business is highly correlated to changes in GDP as advertising spending has historically trended in line with GDP, both domestically and internationally. As such, COVID-19, which had severe negative impacts on the global economy, also had a significant adverse impact on our results of operations during 2020 and the first quarter of 2021. As restrictions eased and vaccine programs were rolled out, we saw increases in mobility and corresponding positive trends in revenue, with consolidated revenue returning to growth in the second quarter of 2021 as compared to the prior year. However, we did not experience a return to our pre-COVID-19 historical seasonal levels of revenue until the fourth quarter of 2021. To a large extent, we continued to see revenues in line with, or exceeding, pre-COVID-19 levels during 2022, and we believe this rebound, together with new advertisers discovering our medium, will continue to drive growth in many of our markets in 2023 ahead of pre-COVID-19 revenue levels.
During the COVID-19 pandemic, we implemented various savings initiatives to increase our liquidity and preserve and strengthen our financial flexibility, including negotiating rent abatements with landlords and municipalities, receiving governmental support and subsidies, executing restructuring plans to reduce headcount and related costs, and reducing or deferring capital expenditures. As our operating performance improved, we reduced or ceased many of these temporary operating cost savings initiatives and increased our investment in our business through additional capital expenditures and asset acquisitions.
Macroeconomic Trends
In early 2022, worldwide inflation began to increase. While inflation affected our performance in 2022 as a result of higher costs for employees, electricity, materials and equipment, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our products, and to date, we have not suffered material impacts from the heightened levels of global inflation. In response to these heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our weighted average cost of debt. Interest rates are expected to continue to increase in 2023, although at a slower rate.
Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on reported results in our Europe-North and Europe-South segments. The U.S. dollar may continue to strengthen against these foreign currencies if the U.S. Federal Reserve further raises the federal funds rate, which could result in downstream impacts to global exchange rates and further adverse impacts to our reported results in these segments.
The market risks that our business is subject to, including movements in foreign currency exchange rates, interest rates and inflation, are further described in Item 7A of this Annual Report on Form 10-K.
Strategic Review
Our Board has authorized a review of strategic alternatives for our European businesses, including the potential disposal of certain of our lower-margin European assets (and/or other European assets of lower priority to our European business as a whole), while retaining, for now, our higher-margin European assets.
In December 2022, we announced that we entered into an agreement to sell our business in Switzerland to Goldbach Group AG for cash consideration of approximately $92.7 million. The sale is expected to close in the second or third quarter of 2023, depending on the satisfaction of customary closing conditions.
Our reviews of our European businesses remain ongoing. However, there can be no assurance that these reviews will result in any additional transactions or particular outcomes. We have not set a timetable for completion of these reviews, may suspend the processes at any time and do not intend to make further announcements regarding the processes for our European businesses unless and until our Board approves a specific course of action for which further disclosure is appropriate.

RESULTS OF OPERATIONS
The discussion of our results of operations is presented on both a consolidated and segment basis.
•Our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. The material components of Segment Adjusted EBITDA are discussed below on both a consolidated and segment basis. As discussed in this MD&A Overview, we changed our presentation of segment information during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated. As such, the prior period segment information has been retrospectively revised to conform to the current period presentation.
•Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a consolidated company basis and are, therefore, included only in our discussion of consolidated results.
Revenue and expenses “excluding the impact of movements in foreign exchange rates” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period-to-period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact of movements in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average monthly foreign exchange rates for the same period of the prior year.
Consolidated Results of Operations

(In thousands)	Year Ended December 31,
	2022	2021	2020
Revenue	$2,481,134	$2,241,118	$1,854,608
Operating expenses:
Direct operating expenses(1)	1,327,979	1,270,258	1,201,208
Selling, general and administrative expenses(1)	467,960	459,397	442,310
Corporate expenses(1)	157,915	156,181	137,297
Depreciation and amortization	253,809	253,155	269,421
Impairment charges	39,546	118,950	150,400
Other operating expense (income), net	2,386	(627)	(53,614)
Operating income (loss)	231,539	(16,196)	(292,414)
Interest expense, net	(362,680)	(350,457)	(360,259)
Loss on extinguishment of debt	—	(102,757)	(5,389)
Other income (expense), net	(35,079)	1,762	(170)
Loss before income taxes	(166,220)	(467,648)	(658,232)
Income tax benefit	71,832	34,528	58,006
Consolidated net loss	(94,388)	(433,120)	(600,226)
Less amount attributable to noncontrolling interest	2,216	695	(17,487)
Net loss attributable to the Company	$(96,604)	$(433,815)	$(582,739)
(1)Excludes depreciation and amortization
Consolidated Revenue
Our revenue is derived from selling advertising space on the out-of-home displays we own or operate, consisting of roadside billboards, urban street furniture, airport advertising displays and other displays. Our asset portfolio consists of both print displays and digital displays.
Consolidated revenue increased $240.0 million, or 10.7%, during 2022 compared to 2021. Excluding the $129.4 million impact of movements in foreign exchange rates, consolidated revenue increased $369.4 million, or 16.5%. As we have continued to recover from the adverse effects of COVID-19, we have seen increases in revenue across our portfolio. Excluding the impact of movements in foreign exchange rates, 2022 revenue exceeded 2019 revenue (pre-COVID-19 levels) in our America, Airports and Europe-North segments, while our Europe-South segment continues to recover.

Consolidated revenue increased $386.5 million, or 20.8%, during 2021 compared to 2020. Excluding the $33.9 million impact of movements in foreign exchange rates, consolidated revenue increased $352.6 million, or 19.0%. As we continued to recover from the adverse effects of COVID-19, we saw increases in revenue across our portfolio. This increase in revenue was partially offset by the sale of the Clear Media business in China on April 28, 2020.
Consolidated Direct Operating Expenses
Direct operating expenses primarily consist of site lease expenses, which include rent expense on both lease and non-lease contracts, as well as direct production, installation and maintenance expenses.
•Our site lease expenses include payments for land or space used by our advertising displays, including minimum guaranteed payments and revenue-sharing arrangements.
•Our direct production, installation and maintenance expenses include costs for printing, transporting, changing and maintaining the advertising copy on our displays, as well as cleaning and maintaining street furniture.
Consolidated direct operating expenses increased $57.7 million, or 4.5%, during 2022 compared to 2021. Excluding the $86.2 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $143.9 million, or 11.3%, primarily driven by higher site lease expense due to higher revenue and lower rent abatements. We also incurred higher production and installation expenses driven by increased sales activity, partially offset by lower costs for our restructuring plan to reduce headcount in our Europe-South segment.
Consolidated direct operating expenses increased $69.1 million, or 5.7%, during 2021 compared to 2020. Excluding the $31.9 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $37.1 million, or 3.1%, largely due to higher site lease expense driven by higher revenue, partially offset by higher rent abatements. We also incurred higher production and installation expenses driven by increased sales activity and, to a lesser extent, lower European governmental wage subsidies, as well as higher costs for our restructuring plans to reduce headcount. These increases were partially offset by the sale of the Clear Media business.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Site lease expense	$927,477	$832,533	$805,303
Reductions of rent expense on lease and non-lease contracts from rent abatements	52,259	98,510	77,708
Reductions of direct operating expenses from European governmental support and wage subsidies(1)	687	2,599	10,436
Restructuring and other costs(2)	2,264	18,694	7,283
(1)Includes rent subsidies of $0.8 million and $4.6 million during 2021 and 2020, respectively.
(2)Includes severance and related costs (reversals) for our restructuring plans to reduce headcount of $(0.5) million, $14.3 million and $4.1 million during 2022, 2021 and 2020, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses primarily consist of employee-related costs for our sales, marketing, segment leadership and support functions, as well as marketing costs, facilities and information technology costs, and other general costs.
Consolidated SG&A expenses increased $8.6 million, or 1.9%, during 2022 compared to 2021. Excluding the $26.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $34.7 million, or 7.5%. Higher employee compensation costs, driven by improvements in operating performance and increased headcount, and higher credit loss expense, driven by an increase in current year revenue and prior year credit loss reductions due to COVID-19 recovery, were partially offset by lower costs for our restructuring plan to reduce headcount in our Europe-South segment.
Consolidated SG&A expenses increased $17.1 million, or 3.9%, during 2021 compared to 2020. Excluding the $9.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $7.6 million, or 1.7%. Higher employee compensation costs, mainly driven by improvements in operating performance, and higher costs for our restructuring plans to reduce headcount were partially offset by lower credit loss expense related to our continued recovery from COVID-19 and the sale of the Clear Media business.

The following table provides additional information about certain drivers of consolidated SG&A expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Reductions of SG&A expenses from European governmental wage subsidies	$144	$1,814	$5,053
Restructuring and other costs(1)	3,980	19,807	11,901
(1)Includes severance and related costs for our restructuring plans to reduce headcount of $1.8 million, $16.5 million and $7.9 million during 2022, 2021 and 2020, respectively.
Corporate Expenses
Corporate expenses primarily consist of infrastructure and support costs related to our information technology, human resources, legal, finance, business services and administrative functions, as well as overall executive leadership.
Corporate expenses increased $1.7 million, or 1.1%, during 2022 compared to 2021. Excluding the $2.6 million impact of movements in foreign exchange rates, corporate expenses increased $4.4 million, or 2.8%, primarily due to higher employee compensation and travel costs, partially offset by lower professional fees.
Corporate expenses increased $18.9 million, or 13.8%, during 2021 compared to 2020. Excluding the $3.3 million impact of movements in foreign exchange rates, corporate expenses increased $15.6 million, or 11.3%, primarily driven by higher employee compensation costs mainly related to improvements in operating performance.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Share-based compensation expense	$21,148	$19,398	$13,235
Restructuring and other costs(1)	10,000	9,339	13,758
(1)Includes severance and related costs (reversals) for our restructuring plans to reduce headcount of $(0.5) million, $1.1 million and $2.5 million during 2022, 2021 and 2020, respectively.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of our advertising structures and other property, plant and equipment and amortization of our finite-lived intangible assets.
Depreciation and amortization increased $0.7 million, or 0.3%, during 2022 compared to 2021. Excluding the $8.9 million impact of movements in foreign exchange rates, depreciation and amortization increased $9.6 million, or 3.8%. The increase was driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which increased amortization expense by $16.1 million compared to the same period of the prior year. Please refer to the “Critical Accounting Estimates” section of this MD&A and Note 2 in Item 8 of this Annual Report on Form 10-K for additional details regarding this change, which is expected to have a material impact on amortization expense in future years. This was partially offset by the impact of other assets becoming fully depreciated.
Depreciation and amortization decreased $16.3 million, or 6.0%, during 2021 compared to 2020. Excluding the $3.6 million impact of movements in foreign exchange rates, depreciation and amortization decreased $19.9 million, or 7.4%, mainly driven by the sale of the Clear Media business.
Impairment Charges
During 2022, we recognized total impairment charges of $39.5 million, including $21.8 million related to permits in our America segment driven by rising interest rates and inflation, $0.9 million on permanent easements in our America segment as a result of our annual impairment test, and $16.9 million related to the goodwill allocated to our Europe-South segment in conjunction with our change in segments.
During 2021, we recognized an impairment charge of $119.0 million related to permits in our America segment, driven by an increase in the discount rate and reduction in projected cash flows related to the negative impacts of COVID-19.
During 2020, we recognized total impairment charges of $150.4 million, including $140.7 million related to permits in our America segment and $9.7 million related to the goodwill allocated to our Latin America business. These impairment charges were primarily driven by reductions in projected cash flows related to the expected negative impacts of COVID-19.

Other Operating Expense (Income), Net
Other operating expense, net, was $2.4 million during 2022. Costs related to the strategic reviews of our Europe businesses were largely offset by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our America segment.
Other operating income, net, was $0.6 million and $53.6 million during 2021 and 2020, respectively. The income in 2020 was primarily driven by a gain on the sale of the Clear Media business of $75.2 million, partially offset by legal costs and consulting fees incurred related to the sale.
Interest Expense, Net
Interest expense, net, increased $12.2 million in 2022 compared to 2021 driven by higher interest rates on our Term Loan Facility. This was partially offset by lower interest rates as a result of refinancing our 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”) in the first half of 2021 and, to a lesser extent, repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021.
Interest expense, net, decreased $9.8 million in 2021 compared to 2020. This decrease was mainly driven by lower interest on our Term Loan Facility due to a favorable change in the interest rate and the refinancing of the CCWH Senior Notes during the first half of 2021, partially offset by the issuance of the CCIBV Senior Secured Notes in August 2020.
Loss on Extinguishment of Debt
We did not extinguish any debt during 2022. In 2021, we recognized losses on extinguishment of debt of $102.8 million related to the redemption of the CCWH Senior Notes. In 2020, we recognized a loss on extinguishment of debt of $5.4 million related to the repayment of the CCIBV Promissory Note.
Other Income (Expense), Net
Other expense, net, of $35.1 million in 2022 primarily resulted from net foreign exchange losses recognized in connection with intercompany notes denominated in a currency other than the functional currency, driven by the strengthening of the U.S. dollar against foreign currencies, particularly the Euro and British pound sterling.
Other income, net, was $1.8 million in 2021, and other expense, net, was $0.2 million in 2020.
Income Tax Benefit
The effective tax rate for 2022 was 43.2%. This was primarily driven by a reduction in the valuation allowance related to the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes, partially offset by deferred tax expense of $7.4 million recorded as a result of entering into a definitive agreement to sell our business in Switzerland.
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
For a full reconciliation of our effective tax rate to statutory rates and further explanation of our provision for taxes, please refer to Note 9 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
America Results of Operations

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	$1,105,552	$1,013,290	$853,183
Direct operating expenses(1)	412,302	376,898	377,464
SG&A expenses(1)	195,316	175,526	167,774
Segment Adjusted EBITDA	499,390	463,410	315,001
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased $92.3 million, or 9.1%, during 2022 compared to 2021. During 2021, America revenue was still adversely affected by COVID-19. However, as our America segment has recovered, we have seen increases in revenue across all of our products, most notably billboards, and in almost all of our markets. More than half of the total increase was driven by digital revenue, which increased 15.2% from 2021.

America revenue increased $160.1 million, or 18.8%, during 2021 compared to 2020. As we continued to recover from the adverse effects of COVID-19, we saw increases in revenue across all of our products, most notably billboards, and in all of our markets. More than half of the total increase was driven by digital revenue, which increased 35.5% from 2020.
The following table provides information about America digital revenue:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Digital revenue	$380,222	$329,938	$243,549
Percent of total segment revenue	34.4%	32.6%	28.5%
Revenue generated from national sales comprised 36.2%, 39.1% and 35.1% of America revenue for 2022, 2021, and 2020, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $35.4 million, or 9.4%, during 2022 compared to 2021 primarily due to higher site lease expense driven by higher revenue, new contracts and lower rent abatements.
America direct operating expenses decreased $0.6 million, or 0.1%, during 2021 compared to 2020. Lower site lease expense driven by higher rent abatements was largely offset by the impact of higher revenue on variable rent, as well as higher production and installation expenses driven by increased sales activity.
The following table provides additional information about certain drivers of America direct operating expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Site lease expense	$322,725	$291,769	$297,152
Reductions of rent expense on lease and non-lease contracts from rent abatements	14,847	20,457	4,777
America SG&A Expenses
America SG&A expenses increased $19.8 million, or 11.3%, during 2022 compared to 2021 largely due to higher credit loss expense, driven by an increase in current year revenue and prior year credit loss reductions due to COVID-19 recovery, and higher employee compensation costs, driven by increased headcount and sales commissions.
America SG&A expenses increased $7.8 million, or 4.6%, during 2021 compared to 2020 driven by higher employee compensation costs due to improvements in operating performance. This was partially offset by lower credit loss expense related to our continued recovery from COVID-19.
Airports Results of Operations

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	256,402	$160,330	$123,789
Direct operating expenses(1)	163,638	98,548	95,369
SG&A expenses(1)	31,900	24,898	23,555
Segment Adjusted EBITDA	60,864	36,894	4,871
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased $96.1 million, or 59.9%, during 2022 compared to 2021 driven by additional demand for airport advertising due to increased air passenger volume as the travel industry continues to recover from COVID-19. A large portion of this increase was driven by digital revenue, which increased 71.3% from 2021.
Airports revenue increased $36.5 million, or 29.5%, during 2021 compared to 2020 driven by our new advertising sponsorship contract with the Port Authority of New York and New Jersey. The majority of this increase was driven by digital revenue, which increased 54.3% from 2020.

The following table provides information about Airports digital revenue:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Digital revenue	$147,361	$86,014	$55,736
Percent of total segment revenue	57.5%	53.6%	45.0%
Revenue generated from national sales comprised 53.7%, 42.9% and 52.0% of Airports revenue for 2022, 2021 and 2020, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $65.1 million, or 66.0%, during 2022 compared to 2021 primarily due to higher site lease expense driven by higher revenue and, to a lesser extent, lower rent abatements.
Airports direct operating expenses increased $3.2 million, or 3.3%, during 2021 compared to 2020 primarily due to higher production and installation expenses driven by increased sales activity. Lower site lease expense driven by higher rent abatements was offset by the impact of higher revenue on variable rent.
The following table provides additional information about certain drivers of Airports direct operating expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Site lease expense	$145,227	$83,791	$84,553
Reductions of rent expense on lease and non-lease contracts from rent abatements	32,092	49,762	32,348
Airports SG&A Expenses
Airports SG&A expenses increased $7.0 million, or 28.1%, during 2022 compared to 2021 largely due to higher employee compensation costs driven by higher sales commissions and increased headcount.
Airports SG&A expenses increased $1.3 million, or 5.7%, during 2021 compared to 2020 primarily due to higher employee compensation costs mainly driven by improvements in operating performance.
Europe-North Results of Operations

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	$566,119	$517,990	$406,783
Direct operating expenses(1)	358,234	365,739	319,266
SG&A expenses(1)	104,553	102,891	88,684
Segment Adjusted EBITDA	103,654	53,981	2,677
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Europe-North Revenue
Europe-North revenue increased $48.1 million, or 9.3%, during 2022 compared to 2021. Excluding the $76.1 million impact of movements in foreign exchange rates, Europe-North revenue increased $124.2 million, or 24.0%. While 2021 revenues were still negatively impacted by COVID-19 in most countries, in 2022 we experienced incremental growth compared to 2019 (pre-COVID-19) revenue levels. We have seen year-over-year increases in revenue across our products, most notably transit and street furniture, and in almost all of the countries in which we operate, with the largest increases in Sweden, the U.K. and Norway. A large portion of the total increase was driven by digital revenue, which increased 19.4% from 2021, or 35.0% excluding the impact of movements in foreign exchange rates.

Europe-North revenue increased $111.2 million, or 27.3%, during 2021 compared to 2020. Excluding the $24.6 million impact of movements in foreign exchange rates, Europe-North revenue increased $86.6 million, or 21.3%. As we continued to recover from the adverse effects of COVID-19, we saw increases in revenue across most of our products, most notably street furniture and retail displays, and in all of the countries in which we operate, with the largest increase in the U.K. A large portion of the total increase was driven by digital revenue, which increased 41.2% from 2020, or 34.1% excluding the impact of movements in foreign exchange rates.
The following table provides information about Europe-North digital revenue:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Digital revenue	$299,464	$250,901	$177,698
Percent of total segment revenue	52.9%	48.4%	43.7%
Digital revenue, excluding movements in foreign exchange rates(1):
2022 compared to 2021	338,631	250,901
2021 compared to 2020		238,310	177,698
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Europe-North Direct Operating Expenses
Europe-North direct operating expenses decreased $7.5 million, or 2.1%, during 2022 compared to 2021. Excluding the $46.7 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $39.2 million, or 10.7%, due to higher site lease expense largely driven by higher revenue. We also experienced higher production and installation expenses driven by increased sales activity, as well as higher maintenance expense.
Europe-North direct operating expenses increased $46.5 million, or 14.6%, during 2021 compared to 2020. Excluding the $18.4 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $28.0 million, or 8.8%, largely due to higher site lease expense driven by higher revenue and lower rent abatements and governmental rent subsidies. We also incurred higher production and installation expenses driven by increased sales activity.
The following table provides additional information about certain drivers of Europe-North direct operating expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Site lease expense	$221,326	$210,152	$185,574
Site lease expense, excluding movements in foreign exchange rates(1):
2022 compared to 2021	250,525	210,152
2021 compared to 2020		199,665	185,574

Reductions of rent expense on lease and non-lease contracts from rent abatements	1,974	5,728	10,419
Reductions of direct operating expenses from European governmental support and wage subsidies(2)	32	896	7,473
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
(2)Includes rent subsidies of $0.8 million and $4.6 million during 2021 and 2020, respectively.
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $1.7 million, or 1.6%, during 2022 compared to 2021. Excluding the $13.5 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $15.2 million, or 14.8%, largely due to higher employee compensation costs driven by improvements in operating performance.
Europe-North SG&A expenses increased $14.2 million, or 16.0%, during 2021 compared to 2020. Excluding the $5.3 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $9.0 million, or 10.1%, primarily due to higher employee compensation costs driven by improvements in operating performance.

Europe-South Results of Operations

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	$467,106	$472,360	$385,326
Direct operating expenses(1)	346,000	383,224	328,548
SG&A expenses(1)	110,371	129,768	123,686
Segment Adjusted EBITDA	15,201	(9,205)	(60,040)
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Europe-South Revenue
Europe-South revenue decreased $5.3 million, or 1.1%, during 2022 compared to 2021. Excluding the $52.5 million impact of movements in foreign exchange rates, Europe-South revenue increased $47.2 million, or 10.0%. As this segment continues to recover from the adverse effects of COVID-19, we have seen increases in revenue across most of our products, most notably street furniture. Higher revenue in France, Spain and Italy was partially offset by lower revenue in Switzerland driven by the loss of certain contracts. Europe-South digital revenue increased 13.2% from 2021, or 25.4% excluding the impact of movements in foreign exchange rates.
Europe-South revenue increased $87.0 million, or 22.6%, during 2021 compared to 2020. Excluding the $9.0 million impact of movements in foreign exchange rates, Europe-South revenue increased $78.1 million, or 20.3%. As we continued to recover from the adverse effects of COVID-19, we saw increases in revenue across all of our products, most notably street furniture, and in all of the countries in which we operate, with the largest increase in France. Europe-South digital revenue increased 45.1% from 2020, or 44.1% excluding the impact of movements in foreign exchange rates.
The following table provides information about Europe-South digital revenue:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Digital revenue	$108,468	$95,832	$66,039
Percent of total segment revenue	23.2%	20.3%	17.1%
Digital revenue, excluding movements in foreign exchange rates(1):
2022 compared to 2021	120,142	95,832
2021 compared to 2020		95,184	66,039
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Europe-South Direct Operating Expenses
Europe-South direct operating expenses decreased $37.2 million, or 9.7%, during 2022 compared to 2021. Excluding the $38.6 million impact of movements in foreign exchange rates, Europe-South direct operating expenses increased $1.4 million, or 0.4%. Higher site lease expense and other costs were offset by lower costs for our restructuring plan to reduce headcount. The increase in site lease expense was driven by a reduction in negotiated rent abatements, partially offset by the loss of certain contracts in Switzerland.
Europe-South direct operating expenses increased $54.7 million, or 16.6%, during 2021 compared to 2020. Excluding the $13.3 million impact of movements in foreign exchange rates, Europe-South direct operating expenses increased $41.3 million, or 12.6%, largely due to higher site lease expense driven by lower negotiated rent abatements and higher revenue. We also incurred higher costs for our restructuring plan to reduce headcount, as well as higher production and installation expenses driven by increased sales activity.

The following table provides additional information about certain drivers of Europe-South direct operating expenses:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Site lease expense	$206,999	$217,249	$188,089
Site lease expense, excluding movements in foreign exchange rates(1):
2022 compared to 2021	229,525	217,249
2021 compared to 2020		210,322	188,089

Reductions of rent expense on lease and non-lease contracts from rent abatements	915	21,471	27,385
Reductions of direct operating expenses from European governmental wage subsidies	641	1,709	2,520
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Europe-South SG&A Expenses
Europe-South SG&A expenses decreased $19.4 million, or 14.9%, during 2022 compared to 2021. Excluding the $12.4 million impact of movements in foreign exchange rates, Europe-South SG&A expenses decreased $7.0 million, or 5.4%, driven by lower costs for our restructuring plan to reduce headcount. This was partially offset by higher employee compensation costs driven by improvements in operating performance, as well as increases in professional fees and other costs.
Europe-South SG&A expenses increased $6.1 million, or 4.9%, during 2021 compared to 2020. Excluding the $4.3 million impact of movements in foreign exchange rates, Europe-South SG&A expenses increased $1.7 million, or 1.4%, driven by higher costs for our restructuring plan to reduce headcount. This was partially offset by lower professional fees and facilities costs.
Other Results of Operations

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	$85,955	$77,148	$85,527
Direct operating expenses(1)	47,805	45,849	80,561
SG&A expenses(1)	25,820	26,314	38,611
Segment Adjusted EBITDA(2)	12,330	4,884	(32,235)
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
(2)Our Latin America and Singapore businesses represented ($5.6) million of Other Segment Adjusted EBITDA for the year ended December 31, 2020.
Other Revenue
Other revenue increased $8.8 million, or 11.4%, during 2022 compared to 2021. Excluding the $0.8 million impact of movements in foreign exchange rates, Other revenue increased $9.6 million, or 12.5%, driven by our continued recovery from COVID-19.
Other revenue decreased $8.4 million, or 9.8%, during 2021 compared to 2020, driven by the sale of the Clear Media business. Revenues from our Latin America and Singapore businesses were $77.1 million and $56.2 million during 2021 and 2020, respectively, with the increase related to our continued recovery from COVID-19. Excluding the $0.3 million impact of movements in foreign exchange rates, Other revenue decreased $8.7 million, or 10.2%.
Other Direct Operating Expenses
Other direct operating expenses increased $2.0 million, or 4.3%, during 2022 compared to 2021. Excluding the $0.9 million impact of movements in foreign exchange rates, Other direct operating expenses increased $2.8 million, or 6.2%, driven by higher site lease expense related to higher revenue.

Other direct operating expenses decreased $34.7 million, or 43.1%, during 2021 compared to 2020, driven by the sale of the Clear Media business. Direct operating expenses from our Latin America and Singapore businesses were $45.8 million and $40.1 million during 2021 and 2020, respectively, with the increase primarily driven by higher site lease expense related to higher revenue. Excluding the $0.1 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $34.8 million, or 43.2%.
Other SG&A Expenses
Other SG&A expenses decreased $0.5 million, or 1.9%, during 2022 compared to 2021. Excluding the $0.2 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.3 million, or 1.1%.
Other SG&A expenses decreased $12.3 million, or 31.8%, during 2021 compared to 2020, driven by the sale of the Clear Media business. SG&A expenses from our Latin America and Singapore businesses were $26.3 million and $23.0 million during 2021 and 2020, respectively, with the increase driven by higher employee compensation costs mainly due to improvements in operating performance. Excluding the $0.1 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $12.2 million, or 31.6%.
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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in new technologies and the pursuit and outcome of strategic opportunities, including the outcome of the strategic reviews of our European businesses. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next seven years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events such as heightened inflation, higher interest rates, currency fluctuations, slower economic growth or recession, financial and industry conditions, and geopolitical events such as the war in Ukraine. Other than higher interest rates and currency fluctuations, these events have not had a material effect on our results to date. Please refer to Item 7A of this Annual Report on Form 10-K for additional details about our market risks. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider, and enter into discussions with our lenders and other parties related to, potential financing alternatives. In the future, we may need to obtain supplemental liquidity through additional financing from banks or other lenders, public offerings or private placements of debt, equity or equity-linked securities, strategic relationships or other arrangements, or from a combination of these sources. However, there can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity as needed, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Cash Requirements
Working Capital Needs
We utilize working capital to fund the operations of our business and have certain related contractual obligations, including commitments under site leases and other non-cancelable contracts.

Site Lease Expense
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. We lease the majority of the land occupied by our billboard structures under long-term site leases that typically have initial terms of up to 20 years. Additionally, most of our street furniture, airport and other displays are operated through long-term contracts, many of which contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Many of our lease agreements contain renewal options and annual rent escalation clauses.
In 2022, 2021 and 2020, we incurred site lease expense of $927.5 million, $832.5 million and $805.3 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities throughout our business. In 2022, 2021 and 2020, we reduced our site lease expense by rent abatements of $52.3 million, $98.5 million and $77.7 million, respectively. As our business continues to recover from the effects of the COVID-19 pandemic, we are receiving fewer rent abatements.
As of December 31, 2022, we had short-term future cash obligations related to site lease expense under non-cancelable operating leases and other non-cancelable contracts of $631.0 million (excluding obligations related to our business in Switzerland, which is held for sale) to be paid in the next 12 months. Please refer to Notes 7 and 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our total future cash obligations under these contracts, including schedules of future minimum payments.
Restructuring Plans
In 2020 we committed to restructuring plans to reduce headcount throughout our business, primarily in response to the impact of COVID-19, which we completed in 2021. During 2022, 2021 and 2020, we made cash expenditures for these restructuring plans of $16.5 million, $13.4 million and $8.8 million, respectively, and as of December 31, 2022, we had $7.2 million of future cash obligations related to our Europe restructuring plan. We expect to pay most of this balance by the end of the second quarter of 2023, and remaining costs are not expected to be significant. Please refer to Note 4 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for additional details.
Capital Expenditures and Asset Acquisitions
Our capital expenditures primarily relate to construction and sustaining activities for our out-of-home advertising displays. The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the continued deployment of digital displays in accordance with our long-term strategy to digitize our network. We believe our cash flow from operations will generally be sufficient to fund these expenditures.
Beginning in 2020, we reduced or deferred capital expenditures as part of our strategy to increase our liquidity and preserve and strengthen our financial flexibility given the adverse financial impacts and economic uncertainty resulting from COVID-19. As our operating performance has improved, we have increased our investment in our business through capital expenditures and asset acquisitions.
We made the following capital expenditures in 2022, 2021 and 2020:

(In thousands)	Years Ended December 31,
	2022	2021	2020
America	$79,529	$56,898	$50,665
Airports	25,298	11,600	5,647
Europe-North	34,025	36,914	16,424
Europe-South	29,011	25,362	26,599
Other(1)	4,571	4,884	12,121
Corporate	12,245	12,348	12,706
Total capital expenditures(2)	$184,679	$148,006	$124,162
(1)Other capital expenditures during 2020 included expenditures of $5.0 million related to our Latin America and Singapore businesses.
(2)Excludes asset acquisitions

During 2022 and 2021, we completed several acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $62.0 million and $18.5 million, respectively. These asset acquisitions included permits, land, permanent easements and digital billboard structures. During 2020, cash paid for asset acquisitions was $1.3 million.
As of December 31, 2022, we had short-term future capital expenditure commitments of $89.6 million to be paid in the next 12 months related to certain transit and street furniture contracts that require minimum purchases of property, plant and equipment, as well as certain contracts that contain penalties for not fulfilling our commitments related to our obligations to build bus stops, kiosks and other public amenities or advertising structures. Please refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our total future capital expenditure commitments, including a schedule of future minimum payments.
Debt Service Obligations
A substantial amount of our cash requirements is for debt service obligations. In 2022, 2021 and 2020, we paid interest of $341.4 million, $387.6 million and $323.8 million, respectively.
•In the first half of 2021, we refinanced the CCWH Senior Notes with the CCOH 7.75% Senior Notes and CCOH 7.5% Senior Notes. Differences in timing of the semi-annual interest payment dates between the new and refinanced debt resulted in a temporary increase in cash paid for interest in 2021. Additionally, the first interest payments on the CCIBV Senior Secured Notes were made in 2021.
•In 2022, we realized the full benefit of the lower interest rates on the refinanced debt, but these savings were offset by the effect of higher variable interest rates on the Term Loan Facility.
We anticipate having cash interest payments of $413.0 million in 2023 and $398.5 million in 2024, assuming that we do not refinance or incur additional debt. The expected increase from cash interest paid in 2022 is driven by the effect of higher variable interest rates on our Term Loan Facility.
Additionally, during each of 2022, 2021 and 2020, we made $20.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement, and we will continue to make principal payments of $5.0 million per quarter until the remaining balance matures. Our next material debt maturity is in 2025 when the CCIBV Senior Secured Notes are due. At our option, we may redeem a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. Please refer to Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for additional details on our outstanding long-term debt, including a schedule of future maturities.
Sources of Capital and Liquidity
Cash On Hand
As of December 31, 2022, we had $286.8 million of cash on our balance sheet, including $102.8 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our business in Switzerland, which is held for sale). Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.
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
We have historically generated positive net cash flow from operations. However, we used net cash for operating activities during the periods in which we were negatively impacted by COVID-19, specifically 2020 and 2021, as cash paid for interest in these periods exceeded other net cash inflows from operations. We returned to positive operating cash flows in 2022 as stronger cash collections from customers, driven by improvements in revenue and our continued recovery from COVID-19, exceeded aggregate cash payments to vendors, lessors, employees and lenders.
•In 2022, net cash provided by operating activities was $140.0 million. Higher cash collections from customers more than offset increased cash payments driven by higher site lease, employee compensation and other costs. Additionally, cash paid for interest of $341.4 million was lower than interest paid during the prior year primarily due to the refinancing of the CCWH Senior Notes, as previously described.

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
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2024. During 2020, we made a cautionary draw of $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19. We have since repaid the entire balance, including $20.0 million in 2020 and the remaining $130.0 million in 2021.
The table below presents our borrowings and excess availability under these credit facilities as of December 31, 2022. We may request incremental credit commitments under each facility at any time, subject to customary conditions; however, the lenders under such facilities do not have an obligation to provide incremental commitments.

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$175.0	$125.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	42.2	85.4
Excess availability	$131.8	$82.8	$214.6
(1)The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $125.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
Please refer to Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for more details on each of these credit facilities.
Dispositions
In 2022, we received cash proceeds from the disposal of assets of $27.1 million, including compensation received from local governments for the condemnation and removal of billboards in certain markets in our America segment. In 2021, cash proceeds from the disposal of assets were $13.2 million, and in 2020, we received $216.0 million of net proceeds from the sale of our Clear Media business, which is net of cash retained by Clear Media.
We expect to receive cash proceeds of CHF 86.0 million (approximately $92.7 million based on exchange rates on the date of the agreement) from the sale of our business in Switzerland, which is expected to close in the second or third quarter of 2023 depending on satisfaction of conditions to closing. We have entered into a hedge arrangement to mitigate exchange-rate risk related to these proceeds and estimate cash taxes due in connection with the sale will be less than $5 million. We intend to use the anticipated net proceeds from the sale to improve our liquidity position and increase financial flexibility, subject to any limitations set forth in our debt agreements.
Debt Activity
For a summary of our debt activity during 2020, refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
In February 2021, we issued $1.0 billion aggregate principal amount of CCOH 7.75% Senior Notes and, in March 2021, used the net proceeds to redeem $940.0 million of the CCWH Senior Notes at 104.625% of their principal amount. In June 2021, we issued $1.05 billion aggregate principal amount of CCOH 7.5% Senior Notes and used the net proceeds to redeem the remaining outstanding $961.5 million of CCWH Senior Notes, also at 104.625% of their principal amount.

In June 2021, a non-guarantor European subsidiary borrowed €30.0 million through a state-guaranteed loan program established in response to COVID-19. In April 2022, as permitted under the terms of the loan agreement, we elected to extend the maturity date of this loan to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. The annual interest rate on this loan for periods after June 2022 is 0.7% (with no interest due prior thereto), and the annual cost of the state guarantee is 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
We did not enter into any significant debt transactions during 2022.
Debt Covenants
Our debt agreements contain certain debt covenants, as described in Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K. As of December 31, 2022, we were in compliance with all of the covenants contained in our debt agreements. Further information regarding our compliance with the springing financial covenant required by the Senior Secured Credit Agreement is provided below.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien net leverage ratio of 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.18 to 1.00 as of December 31, 2022. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of December 31, 2022:

(In millions)	December 31, 2022
Term Loan Facility	$1,935.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	4.7
Less: Cash and cash equivalents(1)	(287.4)
First lien debt(2)	$2,902.3
(1)Includes cash and cash equivalents of our business in Switzerland, which is held for sale on the Consolidated Balance Sheet at December 31, 2022. Please refer to Note 16 in Item 8 of this Annual Report on Form 10-K for additional details.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $559.9 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges and various other items.

    The following table reconciles EBITDA to operating income and net cash provided by operating activities for the four quarters ended December 31, 2022:

Four Quarters Ended
(In millions)	December 31, 2022
EBITDA (as defined by the Senior Secured Credit Agreement)	$559.9
Depreciation and amortization, impairment charges and share-based compensation	(314.5)
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(9.1)
Other items	(4.8)
Operating income(1)	231.5
Interest expense, net; other expense, net and income tax benefit	(325.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(2)	610.2
Changes in operating assets and liabilities	(375.8)
Net cash provided by operating activities(1)	$140.0
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
(2)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; gain on disposal of operating and other assets, net; foreign exchange transaction loss and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.
Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, management's judgments and assumptions, and the effect if actual results differed from these assumptions.
Long-lived Assets
We estimate the useful lives for our long-lived assets, including structures, other property, plant and equipment and finite-lived intangibles, based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Transit, street furniture and other contractual rights are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter.
During the fourth quarter of 2022, we concluded that due to changes in facts and circumstances, our billboard permits, which were previously classified as indefinite-lived, should start being amortized over an estimate of their remaining useful life. Specifically, as we plan to accelerate the digitization of our network of billboard assets as a key component of our business strategy, the estimated useful lives of the original permits applicable to the static assets are no longer indefinite. As such, beginning in the fourth quarter of 2022, we began to amortize our permits on a straight-line basis over their estimated useful lives.

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
We review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When specific assets are determined to be unrecoverable, we reduce the cost basis of the asset to reflect the current fair market value. We did not recognize any impairments on our long-lived assets in 2022, 2021 or 2020.
We use various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of long-lived assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements, future expected cash flows, industry growth rates, discount rates and future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Annual Impairment Tests
We perform impairment tests on indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the second quarter of 2022, we performed an impairment test on certain of our then-indefinite-lived billboard permits due to rising interest rates and inflation, resulting in an impairment charge of $21.8 million. Additionally, we performed our annual impairment tests on indefinite-lived intangible assets and goodwill as of July 1, 2022, which resulted in an impairment charge of $0.9 million on our permanent easements.
As previously described, we revised our segments as of December 31, 2022 to reflect changes in the way the business is managed and resources are allocated by our CEO. We tested goodwill for impairment immediately before and after the change and recorded an impairment charge of $16.9 million on the goodwill allocated to our Europe-South reporting unit as its fair value based on the projected cash flows was lower than its carrying value.
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
Indefinite-lived Intangible Assets
We review our indefinite-lived intangible assets for possible impairment using the direct valuation method as prescribed in ASC Section 805-20-S99. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average asset within a market, and we engage a third-party valuation firm to assist with the development of our assumptions used to determine the fair value of our indefinite-lived intangible assets.
In determining the fair value of our then-indefinite-lived billboard permits as of July 1, 2022, we used the following key assumptions:
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
•The operating industry average margin was assumed to be 39%; and
•The assumed discount rate was 11.5%
In conjunction with the change in classification of our billboard permits from indefinite-lived to finite-lived in the fourth quarter of 2022, we tested our permits for impairment as of October 1, 2022, immediately prior to the change in useful life, which did not result in any additional impairment charges. In determining the fair value of our then-indefinite-lived billboard permits as of October 1, 2022, we used the following key assumptions:

•Industry revenue growth forecasts used for the initial four-year period, which varied by market, started with the trailing twelve month forecast period ending October 1, 2022, and annual revenue growth on average of 5.4% was assumed from year two to year four;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue grew over a build-up period, reaching maturity by the second year;
•The operating industry average margin was assumed to be 39%; and
•The assumed discount rate was 11.0%
The following table shows the decrease in the fair value of our billboard permits that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of each of the impairment testing dates:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of billboard permits:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
As of July 1, 2022(1)	$(375,000)	$(101,500)	$(383,200)
As of October 1, 2022(2)	(430,700)	(113,600)	(439,600)
(1)The change in each assumption as of July 1, 2022 would have resulted in impairment charges of $48.4 million, $29.5 million and $48.9 million, respectively.
(2)The change in each assumption as of October 1, 2022 would have resulted in impairment charges of $14.8 million, $1.5 million and $15.3 million, respectively.
As previously described, during the fourth quarter of 2022 we concluded that due to changes in facts and circumstances, the estimated useful lives of our billboard permits are no longer indefinite. As such, they are now subject to impairment tests for long-lived assets. In accordance with ASC Paragraph 350-30-35-17, we tested our permits for impairment immediately prior to the change in useful life, which did not result in any additional impairment charges.
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
We performed our annual impairment test as of July 1, 2022 in accordance with ASC Section 350-30-35, which did not result in any goodwill impairment. In determining the fair value of our reporting units, we used the following assumptions:
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
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not have resulted in an impairment.
The following table shows the decrease in the fair value of each of our reporting units with goodwill that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of July 1, 2022:

(In thousands)
Decrease in fair value of reporting unit	Revenue growth rate (100 basis point decrease)(1)	Profit margin (100 basis point decrease)(1)	Discount rate (100 basis point increase)(1)
Americas	$(610,000)	$(160,000)	$(510,000)
Europe	(120,000)	(110,000)	(80,000)
(1)Changes to our assumptions by these amounts would not have resulted in goodwill impairment as the fair value of goodwill for each reporting unit would still be greater than its carrying value.

As previously described, we revised our segments as of December 31, 2022, resulting in a change to our operating segments and certain reporting units. Corresponding with the change in our reporting units, we tested goodwill for impairment immediately before and after the change. The testing performed immediately before the change did not identify impairment; however, the testing performed immediately after the change resulted in an impairment charge of $16.9 million, representing the entire goodwill balance allocated to our Europe-South reporting unit (excluding assets held for sale).
In determining the fair value of our reporting units as of December 31, 2022, we used the following assumptions:
•Expected cash flows underlying our business plans for the initial four-year period were based on detailed, multi-year forecasts performed by each of our operating segments and reflected the advertising outlook across our businesses;
•Cash flows were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units ranging from 11.0% to 15.0%.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with remaining goodwill would not have resulted in an impairment.
The following table shows the decrease in the fair value of each of our reporting units with remaining goodwill that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of December 31, 2022:

(In thousands)
Decrease in fair value of reporting unit	Revenue growth rate (100 basis point decrease)(1)	Profit margin (100 basis point decrease)(1)	Discount rate (100 basis point increase)(1)
America	$(550,000)	$(130,000)	$(480,000)
Airports	(31,000)	(33,000)	(29,000)
Europe-North	(100,000)	(70,000)	(80,000)
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
We use the IBR to determine the present value of lease payments at the commencement of a lease. In our U.S. business, the IBRs used are based upon the trading levels of our CCOH Senior Secured Notes and are extrapolated over a time horizon using the composite credit rating yield curve to adjust for the lease term. Internationally, the Company uses a portfolio approach using the U.S. business IBR to apply an interest rate parity theory, in which the resulting calculation determines the equivalent interest rate to borrow in the foreign locations based on the expected appreciation/depreciation of the currencies. An increase in the IBR would decrease the net present value of the minimum lease payments and, therefore, the value of the lease right-of-use asset and liability on the balance sheet, reducing the probability that a lease would be considered a finance lease.
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
Changes in these assumptions are primarily influenced by factors outside our control and could affect the amounts reported in our consolidated financial statements. A 0.25% change in the discount rate and compensation rate assumptions would have resulted in increases of the projected benefit obligation as of December 31, 2022 of $4.3 million and $0.7 million, respectively.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and inflation, which are generally interrelated.
In early 2022, worldwide inflation began to increase. In response to heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly. Governments likely will continue to increase interest rates to combat inflation in 2023. Additionally, during 2022, the U.S. dollar strengthened against certain foreign currencies. The U.S. dollar could be further impacted depending on the extent of additional U.S. Federal Reserve changes to the federal funds rate, resulting in downstream impacts to global exchange rates.
During 2022, rising interest rates and inflation resulted in impairment charges in our America segment of $21.8 million on certain of our billboard permits and $0.9 million on permanent easements. Additionally, we impaired $16.9 million of goodwill allocated to our Europe-South reporting unit. Although there were no indicators of impairment as of December 31, 2022, continued increases in interest rates, continued elevated inflation or other macroeconomic issues, such as a recession, may result in additional impairment charges or have other adverse effects on our results of operations, as further described below.
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and, as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. During 2022, the strengthening of the U.S. dollar against the local currencies of many of our foreign operations, most notably the British pound sterling and Euro, negatively impacted our reported Segment Adjusted EBITDA for our Europe-North and Europe-South segments by $15.8 million and $2.0 million, respectively.
In 2022, our Europe-North and Europe-South segments reported Segment Adjusted EBITDA of $103.7 million and $15.2 million, respectively. We estimate that an additional 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Segment Adjusted EBITDA for our Europe-North and Europe-South segments by $10.4 million and $1.5 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our Segment Adjusted EBITDA for our Europe-North and Europe-South segments by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or such foreign countries or on the results of operations of these foreign entities.

Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. For more information, please refer to the risk factor entitled, “We are exposed to foreign currency exchange risks because a large portion of our revenue and cash flows is received in foreign currencies and translated to U.S. dollars for reporting purposes” in Item 1A of this Annual Report on Form 10-K.
In December 2022, we purchased a 12-month foreign currency exchange option to sell Swiss Francs and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Switzerland.
Interest Rate Risk
A portion of our long-term debt bears interest at variable rates, and as a result, our financial results are affected by changes in interest rates. As interest rates have continued to rise this year, we have seen an increase in our weighted average cost of debt from 5.6% at December 31, 2021 to 7.1% at December 31, 2022.
As of December 31, 2022, approximately 34% of our aggregate principal amount of long-term debt bore interest at floating rates. Assuming the current level of borrowings and a 100 basis point increase in LIBOR, it is estimated that our interest expense for 2022 would have increased by $19.7 million. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
In connection with the phasing-out of LIBOR, which will no longer be published after June 2023, we amended our Term Loan Facility in February 2023 to replace the LIBOR reference rate with SOFR plus a credit spread adjustment. We are continuing to work with the administrative agents of our Revolving Credit Facility and Receivables-Based Credit Facility to agree on replacement rates for those agreements. At this time, we do not expect the replacement of LIBOR to result in a material impact to our financial results.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. Current heightened levels of global inflation may result in higher costs and decreased margins and earnings. Inflation has affected our performance in 2022, resulting in higher costs for employees, electricity, materials and equipment. Although the exact impact of inflation is indeterminable, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our out-of-home displays, and to date, we have not suffered material impacts from the heightened levels of global inflation. In addition, our site leases, which are long-term in nature, are less impacted by short-term swings in inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Assets - Permits

Description of the Matter
As described in Notes 2 and 11 to the consolidated financial statements, prior to the fourth quarter the Company accounted for its permits as indefinite lived. Management conducted its annual impairment test for indefinite-lived permits at the market level as of July 1, 2022, but also performed an interim test during the second quarter of 2022 due to events and circumstances present at that time that indicated that the carrying value of the indefinite-lived permits at certain markets may have been impaired. During the fourth quarter of 2022, the Company concluded that the permits should no longer have an indefinite useful life and the Company tested its permits for impairment immediately prior to the change in useful life. As a result of the interim impairment test, the Company recognized an impairment charge of $21.8 million during the second quarter of 2022. No impairments were recognized as a result of the annual impairment test or the test performed during the fourth quarter of 2022.

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

To test the estimated fair value of the Company’s indefinite-lived permits, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information, including third-party industry projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and the discount rate. We also performed sensitivity analyses of certain significant assumptions to evaluate the changes to the fair value of the indefinite-lived permits.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
San Antonio, Texas
February 28, 2023

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and cash equivalents	$286,781	$410,767
Accounts receivable, net	619,829	643,116
Prepaid expenses	55,371	54,180
Other current assets	27,395	26,458
Assets held for sale	131,540	—
Total Current Assets	1,120,916	1,134,521
PROPERTY, PLANT AND EQUIPMENT
Structures, net	556,312	622,738
Other property, plant and equipment, net	231,236	204,508
INTANGIBLE ASSETS AND GOODWILL
Permits	723,061	717,666
Other intangible assets, net	251,121	271,448
Goodwill	650,643	698,704
OTHER ASSETS
Operating lease right-of-use assets	1,479,634	1,567,468
Other assets	73,088	82,302
Total Assets	$5,086,011	$5,299,355
CURRENT LIABILITIES
Accounts payable	$101,621	$108,567
Accrued expenses	488,782	523,364
Current operating lease liabilities	254,217	316,692
Accrued interest	80,133	66,444
Deferred revenue	60,408	76,712
Current portion of long-term debt	25,218	21,165
Liabilities held for sale	111,161	—
Total Current Liabilities	1,121,540	1,112,944
NON-CURRENT LIABILITIES
Long-term debt	5,568,799	5,583,788
Non-current operating lease liabilities	1,277,854	1,310,917
Deferred tax liabilities, net	243,668	324,579
Other long-term liabilities	136,956	161,097
Total Liabilities	8,348,817	8,493,325

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	12,864	11,060
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (483,639,206 and 474,480,862 shares issued as of December 31, 2022 and 2021, respectively)	4,836	4,745
Additional paid-in capital	3,543,424	3,522,367
Accumulated deficit	(6,469,953)	(6,373,349)
Accumulated other comprehensive loss	(335,189)	(350,950)
Treasury stock (7,325,251 and 3,671,788 shares held as of December 31, 2022 and 2021, respectively)	(18,788)	(7,843)
Total Stockholders’ Deficit	(3,262,806)	(3,193,970)
Total Liabilities and Stockholders’ Deficit	$5,086,011	$5,299,355
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share data)	Years Ended December 31,
	2022	2021	2020
Revenue	$2,481,134	$2,241,118	$1,854,608
Operating expenses:
Direct operating expenses(1)	1,327,979	1,270,258	1,201,208
Selling, general and administrative expenses(1)	467,960	459,397	442,310
Corporate expenses(1)	157,915	156,181	137,297
Depreciation and amortization	253,809	253,155	269,421
Impairment charges	39,546	118,950	150,400
Other operating expense (income), net	2,386	(627)	(53,614)
Operating income (loss)	231,539	(16,196)	(292,414)
Interest expense, net	(362,680)	(350,457)	(360,259)
Loss on extinguishment of debt	—	(102,757)	(5,389)
Other income (expense), net	(35,079)	1,762	(170)
Loss before income taxes	(166,220)	(467,648)	(658,232)
Income tax benefit	71,832	34,528	58,006
Consolidated net loss	(94,388)	(433,120)	(600,226)
Less amount attributable to noncontrolling interest	2,216	695	(17,487)
Net loss attributable to the Company	$(96,604)	$(433,815)	$(582,739)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.20)	$(0.93)	$(1.25)
(1)Excludes depreciation and amortization

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	Years Ended December 31,
	2022	2021	2020
Net loss attributable to the Company	$(96,604)	$(433,815)	$(582,739)
Other comprehensive income (loss):
Foreign currency translation adjustments	17,799	(18,031)	3,265
Reclassification adjustments	(5,193)	(11,292)	(5,817)
Other adjustments to comprehensive income (loss), net of tax	3,139	36,876	(15,538)
Other comprehensive income (loss)	15,745	7,553	(18,090)
Comprehensive loss	(80,859)	(426,262)	(600,829)
Less amount attributable to noncontrolling interest	(16)	(17)	(1,875)
Comprehensive loss attributable to the Company	$(80,843)	$(426,245)	$(598,954)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)
		Non-controlling Interest	Controlling Interest					Total
	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2019	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses		—	—	—	(7,181)	—	—	(7,181)
Net loss		(17,487)	—	—	(582,739)	—	—	(600,226)
Release of stock awards and exercise of stock options	1,958,225	—	20	21	—	—	(464)	(423)
Share-based compensation		51	—	13,184	—	—	—	13,235
Payments to noncontrolling interests		(444)	—	—	—	—	—	(444)
Clear Media disposition		(122,204)	—	183	—	7,249	—	(114,772)
Other comprehensive loss		(1,875)	—	—	—	(16,215)	—	(18,090)
Other		—	—	10	(3)	(2)	—	5
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net income (loss)		695	—	—	(433,815)	—	—	(433,120)
Release of stock awards and exercise of stock options	5,777,698	—	58	(22)	—	—	(4,762)	(4,726)
Share-based compensation		—	—	19,398	—	—	—	19,398
Payments to noncontrolling interests		(473)	—	—	—	—	—	(473)
Other comprehensive income (loss)		(17)	—	—	—	7,570	—	7,553
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		2,216	—	—	(96,604)	—	—	(94,388)
Release of stock awards and exercise of stock options	9,158,344	—	91	(91)	—	—	(10,945)	(10,945)
Share-based compensation		—	—	21,148	—	—	—	21,148
Payments to noncontrolling interests		(396)	—	—	—	—	—	(396)
Other comprehensive income (loss)		(16)	—	—	—	15,761	—	15,745
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(94,388)	$(433,120)	$(600,226)
Reconciling items:
Depreciation, amortization and impairment charges	293,355	372,105	419,821
Non-cash operating lease expense	334,827	361,672	347,593
Loss on extinguishment of debt	—	102,757	5,389
Deferred taxes	(81,840)	(31,582)	(80,336)
Share-based compensation	21,148	19,398	13,235
Amortization of deferred financing charges and note discounts	11,236	11,538	11,842
Credit loss expense (reversal)	6,479	(2,727)	19,390
Gain on disposal of operating and other assets, net	(12,035)	(1,722)	(65,401)
Foreign exchange transaction loss (gain)	39,141	3,981	(502)
Other reconciling items, net	(2,143)	1,389	(3,134)
Changes in operating assets and liabilities, net of effects of Clear Media disposition:
Decrease (increase) in accounts receivable	(20,532)	(177,069)	109,014
Decrease (increase) in prepaid expenses and other operating assets	(15,294)	(8,839)	4,116
Increase in accounts payable and accrued expenses	638	94,689	2,946
Decrease in operating lease liabilities	(349,204)	(389,335)	(334,017)
Increase (decrease) in accrued interest	14,005	(48,032)	28,236
Increase (decrease) in deferred revenue	(2,780)	1,162	4,956
Decrease in other operating liabilities	(2,621)	(9,760)	(20,730)
Net cash provided by (used for) operating activities	139,992	(133,495)	(137,808)
Cash flows from investing activities:
Capital expenditures	(184,679)	(148,006)	(124,162)
Asset acquisitions	(61,984)	(18,523)	(1,319)
Net proceeds from disposal of assets	27,082	13,208	218,874
Other investing activities, net	(2,115)	618	1,128
Net cash provided by (used for) investing activities	(221,696)	(152,703)	94,521
Cash flows from financing activities:
Draws on credit facilities	—	—	150,000
Payments on credit facilities	—	(130,000)	(20,000)
Proceeds from long-term debt	—	2,085,570	375,000
Payments on long-term debt	(21,377)	(2,011,042)	(74,971)
Debt issuance costs	—	(24,438)	(10,476)
Taxes paid related to net share settlement of equity awards	(10,945)	(4,762)	(464)
Other financing activities, net	(396)	(565)	(810)
Net cash provided by (used for) financing activities	(32,718)	(85,237)	418,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,867)	(3,655)	2,994
Net increase (decrease) in cash, cash equivalents and restricted cash	(121,289)	(375,090)	377,986
Cash, cash equivalents and restricted cash at beginning of year	419,971	795,061	417,075
Cash, cash equivalents and restricted cash at end of year	$298,682	$419,971	$795,061
Supplemental Disclosures:
Cash paid for interest	$341,444	$387,582	$323,804
Cash paid for income taxes, net of refunds	$4,956	$4,770	$35,234

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS
Description of Business
Clear Channel Outdoor Holdings, Inc. (“CCOH”) is a publicly traded company that sells out-of-home advertising space on billboards, street furniture, airport advertising displays and other displays that it owns or operates in key markets worldwide. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “CCO.” All references in these financial statements to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
Reportable Segments
Historically, the Company had two reportable segments: Americas, which consisted of operations primarily in the United States (“U.S.”), and Europe, which consisted of operations in Europe and Singapore. The Company’s remaining operating segments of Latin America and China (prior to its sale on April 28, 2020) did not meet the quantitative thresholds to qualify as reportable segments and were disclosed as “Other.”
The Company changed segments during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). Effective December 31, 2022, the Company has four reportable segments: America, which consists of operations in the U.S. excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (“U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in France, Switzerland, Spain and Italy. The Company’s remaining operations in Latin America and Singapore are disclosed as “Other.” Refer to Note 3 for additional details.
Recent Developments
COVID-19
In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. In response, the Company took certain actions to strengthen its financial position and support the continuity of its platform and operations, as follows:
•The Company renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue and also received COVID-19-related rent assistance from certain government entities. Where applicable, the Company has applied the April 2020 supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. The Company recognized reductions of fixed rent payments on lease and non-lease contracts due to rent abatements of $52.3 million, $98.5 million and $77.7 million during 2022, 2021 and 2020, respectively, which was partially offset by variable rent expense. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
◦In 2022, government assistance for COVID-19 relief comprised $16.2 million of the total rent abatements recognized, including $13.3 million provided to our U.S. airports and $2.9 million provided by various government entities in Europe.
•The Company received European governmental support and wage subsidies in response to COVID-19 of $0.8 million, $4.4 million and $15.6 million during 2022, 2021 and 2020, respectively. These subsidies have been recorded as reductions in compensation and rent costs within direct operating expenses and selling, general and administrative expenses as appropriate. Additionally, in 2022, the Company received $3.9 million of property tax reliefs from the U.K. government, which have been recorded as a reduction in direct operating expenses.
•The Company implemented restructuring plans to reduce headcount and incurred costs pursuant to these plans of $0.8 million, $31.9 million and $14.6 million during 2022, 2021 and 2020, respectively. Refer to Note 4 for additional details.
•In June 2021, one of the Company’s subsidiaries in Europe borrowed €30.0 million, or approximately $32.1 million at current exchange rates, through a state-guaranteed loan program established in response to COVID-19. Refer to Note 6 for additional details.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dispositions
In December 2022, the Company announced that Clear Channel International Limited, a wholly-owned subsidiary of the Company, had entered into a definitive agreement to sell its business in Switzerland to Goldbach Group AG, an affiliate of TX Group AG, for cash consideration of approximately $92.7 million based on exchange rates at the time of the agreement. The transaction is subject to regulatory approval, receipt of a customary tax ruling with respect to a transaction-related reorganization and other customary closing conditions and is expected to close in the second or third quarter of 2023, depending on satisfaction of the conditions to closing. Assets and liabilities of the Company’s business in Switzerland are presented as held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2022. Refer to Note 16 for additional details.
On April 28, 2020, the Company tendered its 50.91% stake in Clear Media Limited (“Clear Media”), a former indirect, non-wholly owned subsidiary of the Company based in China, pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited (“Ever Harmonic”), and on May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media. The Company recognized a gain on the sale of Clear Media of $75.2 million, which is recorded within “Other operating expense (income), net” on the Company’s Consolidated Statement of Loss for the year ended December 31, 2020.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Preparation of Financial Statements
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
Foreign Currency
Results of operations for foreign subsidiaries are translated into U.S. dollars using average exchange rates, and the assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded within “Accumulated other comprehensive loss” within Stockholders’ Deficit on the Company’s Consolidated Balance Sheets. Foreign currency transaction gains and losses are recorded within “Other income (expense), net” on the Company’s Consolidated Statements of Loss.
Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect estimates and assumptions made by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; defined-benefit plan obligations; the allowance for credit losses; assessment of lease and non-lease contract expenses; measurement of compensation cost for bonus and other compensation plans; and litigation accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Presentation Changes
In accordance with the segment change described in Note 1, the Company has revised its segment disclosures for prior periods to conform to the current period presentation. Additionally, certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the 2022 presentation.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities of a business as held for sale when the criteria prescribed by Accounting Standards Codification (“ASC”) Paragraph 205-20-45-1E are met, most notably when sale of the business is probable within the next year and it is unlikely there will be significant changes to the plan of sale. As described in Note 1, assets and liabilities of the Company’s business in Switzerland are presented as held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2022. As such, these assets and liabilities have been excluded from relevant disclosures within these Notes to the Consolidated Financial Statements. Refer to Note 16 for disclosures about the Company's assets and liabilities held for sale.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Restricted cash is recorded in “Other current assets” and “Other assets” in the Company’s Consolidated Balance Sheets. Refer to Note 15 for a reconciliation of cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows.
Financial Instruments
The Company recognizes accounts receivable, accounts payable and debt in its Consolidated Balance Sheets at their carrying amounts. Due to their short maturities, the carrying amounts of accounts receivable and accounts payable approximate their fair values. Refer to Note 6 for the Company’s fair value measurement of debt.
Accounts Receivable
Adoption of ASU 2016-13
As of January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s accounts receivable. Under the ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company adopted the ASU on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020, resulting in a decrease to equity of $7.2 million, including $5.4 million related to Clear Media. The Company performed its expected credit loss calculation separately by segment based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and COVID-19.
Accounts Receivable Policies
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, the Company applies historical write-off rates, net of recoveries, to outstanding accounts receivable balances by aging bucket to determine the expected credit loss. Credit loss expense (reversal) related to accounts receivable was $6.5 million, $(2.7) million, and $19.4 million during 2022, 2021, and 2020, respectively. The increase in credit loss expense in 2020 was primarily due to COVID-19, and we experienced a net credit loss reversal in 2021 related to our recovery from COVID-19.
The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.
Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:
Structures — 3 to 20 years
Furniture and other equipment — 2 to 20 years
Buildings and improvements — 10 to 39 years
Leasehold improvements — shorter of economic life or lease term assuming renewal periods, if appropriate

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company tests for possible impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value. The Company did not recognize any impairments on property, plant and equipment during the years ended December 31, 2022, 2021 or 2020, respectively.
Refer to Note 10 for additional disclosures about the Company's property, plant and equipment.
Permits
The Company’s America segment has permits that are granted for the right to operate and maintain an advertising structure at a specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits relate to land use approvals for billboards located on land the Company owns, leases, manages or for which it has acquired permanent easements. Permits are typically subject to annual renewals by the state and/or local government and are typically transferable or renewable for a minimal or no fee. However, if a structure is modified for any reason (for example, change in height or conversion of an advertising display from printed media to digital media), the state and/or local government may require a revised, additional or new permit for the modification. In such cases, the Company typically surrenders the existing permit concurrently with the approval of the requested modification.
Historical Treatment as Indefinite-Lived Assets
Historically, these permits primarily related to static assets and were accounted for as indefinite-lived intangible assets. As such, they were not subject to amortization but were tested for impairment at least annually, as of July 1 of each year, or whenever events or changes in circumstances indicated that it was more likely than not that the carrying amount of the asset exceeded its fair value. The impairment test consisted of a comparison of the fair value of the intangible assets at the market level with their carrying amounts. If the carrying amounts exceeded the fair value, an impairment loss was recognized equal to that excess, and the adjusted carrying amount of the indefinite-lived asset became its new accounting basis.
In accordance with ASC Section 805-20-S99, the fair values of the indefinite-lived assets were determined using the direct valuation method, which assumes that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops these assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. In its application of the direct valuation method, the Company forecasted revenue, expenses and cash flows over a ten-year period for each of its markets and also calculated a “normalized” residual year, which represented the perpetual cash flows of each market. The residual year cash flow was then capitalized to arrive at the terminal value of the permits in each market.
The key assumptions used by the Company in its direct valuation of indefinite-lived permits were market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data was populated using industry-normalized information representing an average billboard permit within a market, and the Company engaged a third-party valuation firm to assist with the development of its assumptions used to determine of the fair value of the permits.
As a result of these impairment tests, the Company recognized impairment charges on its indefinite-lived permits of $21.8 million, $119.0 million, and $140.7 million during 2022, 2021 and 2020, respectively, driven by a combination of rising interest rates, inflation and reductions in projected cash flows related to the negative impacts of COVID-19.
Change in Accounting Estimate
During the fourth quarter of 2022, the Company concluded that due to changes in facts and circumstances, these permits should no longer have an indefinite useful life and should start being amortized. Specifically, as the Company plans to accelerate the digitization of its network of billboard assets as a key component of its business strategy, the estimated useful lives of the original permits (applicable to the static assets) are no longer indefinite.
As such, beginning in the fourth quarter of 2022, the Company began to amortize its permits on a straight-line basis over their estimated useful lives, which range from 8 to 17 years depending upon the market. This change in accounting estimate resulted in $16.1 million of amortization expense during the fourth quarter of 2022, resulting in a reduction of the same amount to consolidated net loss and a reduction of $0.03 to net loss per share of common stock. The Company expects a similar impact in future quarters, assuming no material permit acquisitions or dispositions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with ASC Paragraph 350-30-35-17, the Company tested its permits for impairment immediately prior to the change in useful life, which did not result in any additional impairment charges.
Refer to Note 11 for additional disclosures about the Company’s permits.
Other Intangible Assets
Other intangible assets include transit, street furniture and other outdoor contractual rights; permanent easements; trademarks; and other miscellaneous intangible assets.
•The Company’s transit, street furniture and other contractual rights are finite-lived intangible assets that are recorded at cost and amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to these finite-lived intangible assets.
•Permanent easements are indefinite-lived intangible assets that include certain rights to use real property not owned by the Company and are tested for impairment at least annually, as of July 1.
•The Company’s trademarks were received as part of the Company’s separation from iHeartCommunications, Inc. on May 1, 2019 and have a useful life of ten years.
The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When a specific asset is determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value. As a result of its impairment tests, the Company recorded $0.9 million of impairment charges on its permanent easements during 2022. The Company did not recognize impairments on any other intangible assets during 2021 or 2020.
Refer to Note 11 for additional disclosures about the Company's other intangible assets.
Asset Acquisitions
The Company accounts for transactions that meet the definition of asset group purchases as asset acquisitions and allocates the acquisition purchase price to the assets acquired at their estimated relative fair values at the date of acquisition, which is typically determined by using either discounted cash flow valuation methods or estimates of replacement costs.
During 2022 and 2021, the Company completed several acquisitions of out-of-home advertising assets for total cash consideration of $62.0 million and $18.5 million, respectively. These asset acquisitions included a combination of billboard structures, land, permits and permanent easements. Refer to Notes 10 and 11 for additional disclosures about these acquisitions.
Goodwill
The Company has previously recorded goodwill in conjunction with business combinations, and it performs an annual impairment test of its goodwill balance on July 1 of each year. In accordance with ASC Subtopic 350-20, the carrying amount of each reporting unit (including goodwill) is compared to its fair value, and any excess is recorded as a goodwill impairment charge, limited to the total amount of goodwill allocated to the reporting unit.
The Company identifies its reporting units in accordance with ASC Subtopic 350-20 and uses a discounted cash flow model to determine the fair value of each reporting unit, which requires the Company to estimate future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Before Segment Change
Historically, each of the Company’s advertising markets was considered a component of the Company. For purposes of the goodwill test, the U.S. advertising markets within the Company’s Americas segment were aggregated into a single reporting unit, Americas; the countries within the Company’s Europe segment were aggregated into a single reporting unit, Europe; and the countries within our Latin America operating segment were aggregated into a single reporting unit, Latin America. Prior to the sale of Clear Media, the Company also had a China reporting unit.
As a result of its impairment tests, the Company recognized an impairment charge of $9.7 million during 2020, representing the entire goodwill balance in the Company’s Latin America reporting unit. No goodwill impairment was recorded in 2022 or 2021.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Related to the planned disposal of the Company’s business in Switzerland, as described in Note 1, the Company allocated a portion of Europe’s goodwill balance to its Switzerland component based on the relative fair values of this component and the portion of the Europe reporting unit that will be retained, in accordance with ASC Section 350-20-40. This goodwill is reported in the “Assets held for sale” line of the Consolidated Balance Sheet at December 31, 2022. Refer to Note 16 for additional details.
After Segment Change
In conjunction with the Company’s change to its reportable segments effective December 31, 2022, as described in Note 1, the Company revised its reporting units to be as follows: America, Airports, Europe-North, Europe-South, Latin America and Singapore.
In accordance with ASC Paragraph 350-20-35-45, the Company applied the relative fair value approach to allocate its existing goodwill (excluding the goodwill allocated to Switzerland, which is classified as held for sale) to these new reporting units as of December 31, 2022. Based on the fair value of each new reporting unit, which the Company determined with assistance from a valuation specialist, goodwill previously allocated to the historical Americas reporting unit was allocated to the new America and Airports reporting units, and goodwill previously allocated to the historical Europe reporting unit was allocated to the new Europe-North and Europe-South reporting units. Our Latin America reporting unit was not impacted by the reorganization and does not have any associated goodwill.
The Company tested its goodwill for impairment immediately before and after the segment change and reallocation. The testing performed on the Company’s historical reporting units prior to the reallocation did not identify impairment; however, the testing performed on the new reporting units subsequent to the reallocation resulted in an impairment charge of $16.9 million, representing the entire goodwill balance allocated to the Europe-South reporting unit, excluding assets held for sale.
Refer to Note 11 for additional disclosures about the Company's goodwill.
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
The Company's leases are primarily operating leases, including land lease contracts and lease contracts for the use of space on floors, walls and exterior locations on buildings. The land leases typically have initial terms ranging up to 20 years with options to renew, and rental payments generally escalate at a defined rate. Land leases are typically paid in advance for periods ranging up to 12 months, although some of our international land leases are paid in advance for longer periods or in arrears. Certain of the Company's street furniture contracts also meet the definition of an operating lease. Most international street furniture display faces are operated through contracts with municipalities, which typically have terms ranging up to 15 years.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Many of the Company’s operating lease contracts permit the Company to continue operating the leased assets after the rights and obligations of the lease agreements have expired. Such contracts are not considered to be leases after they expire, and future expected payments are not included in operating lease liabilities or ROU assets. Additionally, many of the Company's leases entered into in connection with advertising structures provide options to extend the terms of the agreements. Renewal periods are generally excluded from minimum lease payments when calculating lease liabilities as the Company does not consider exercise of such options to be reasonably certain for most leases. Therefore, unless exercise of a renewal option is considered reasonably certain, the optional terms and payments are not included within the lease liability. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The calculation assumes that the related assets will be removed at some period over the next 50 years, and the interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.
When the liability is recorded, the cost is capitalized as part of the related advertising structure’s carrying value. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is depreciated over the expected useful life of the related asset.
Refer to Note 12 for additional disclosures about the Company’s asset retirement obligations.
Revenue Recognition
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays, which may be sold as individual units or as a network package. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Revenue contracts in our America and Airports segments are generally cancelable after a specified notice period, and revenue contracts in our international businesses are generally non-cancelable or require the customer to pay a fee to terminate the contract.
Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and the customer must also have the right to change the advertisement that is displayed throughout the contract term. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with ASC Topic 842, while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers in accordance with ASC Topic 606.
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
The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms. America and Airports contracts are generally billed monthly in advance, and contracts related to our international businesses include a combination of advance billings and billings upon completion of service.
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
Share-Based Compensation
Under the fair value recognition provisions of ASC Subtopic 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the requisite service period. For awards that vest based on performance conditions, this cost is recognized over the requisite service period if it is probable that the performance conditions will be satisfied. For awards that vest based on market conditions, this cost is recognized over the requisite service period regardless of whether the market condition is met. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. Refer to Note 13 for additional disclosures about the Company’s share-based compensation cost.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. With the exception of the U.S deferred tax liability recorded on the outside basis difference in our Swiss subsidiary, the Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which in most jurisdictions resulted in tax basis amounts greater than the financial reporting basis at December 31, 2022.
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
Refer to Note 9 for additional disclosures about the Company’s income taxes.
New Accounting Pronouncements Recently Adopted
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires certain annual disclosures about government assistance received by a business entity. The Company adopted this ASU prospectively as of January 1, 2022. Refer to Note 1 for related disclosures.
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
In connection with the phasing-out of LIBOR, at the end of 2021 the Company agreed with the lenders under its Senior Secured Credit Agreement to no longer request borrowings in Sterling Pounds or Euros. In February 2023, the Company amended its Term Loan Facility to replace the LIBOR reference rate with SOFR plus a credit spread adjustment. The Company does not expect this amendment to have a material impact on its consolidated financial statements. The Company continues to work with the administrative agents of its Revolving Credit Facility and Receivables-Based Credit Facility to agree on replacement rates for those agreements.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in order to ease the potential burden of accounting for reference rate reform initiatives. The update provides temporary optional expedients and exceptions for applying GAAP contract modification accounting to contracts and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which extends the ability to apply this relief through December 31, 2024. We have elected to use the optional expedients for modifications to replace reference rates in contracts that are within scope of ASC Topic 470, Debt. As such, the amendments to our debt agreements will be accounted for as a continuation of the original contract rather than an extinguishment of the original contract and issuance of a new contract.
NOTE 3 – SEGMENT DATA
As described in Note 1, the Company changed its presentation of segment information during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated by the Company’s CODM. Effective December 31, 2022, the Company has four reportable segments: America, Airports, Europe-North and Europe-South. The Company's remaining operations in Latin America and Singapore are disclosed as “Other.” While each segment provides out-of-home advertising to customers using various digital and traditional display types, they vary based on geographic area of operations and, in some cases, the form of display:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The America segment serves markets throughout the U.S., with over 90% of its revenue generated from billboard displays.
•The Airports segment provides out-of-home advertising around and within airports in the U.S. and Caribbean.
•The Europe-North segment serves markets in 12 countries throughout northern and central Europe, including the U.K., Sweden, Norway, Belgium, Finland, the Netherlands, Ireland, Poland, Denmark, Estonia, Latvia and Lithuania. Approximately half of this segment’s revenue is generated from street furniture displays, while the remainder comes from retail displays, transit displays and billboards.
•The Europe-South segment serves markets in France, Switzerland, Spain and Italy. Approximately half of this segment’s revenue is generated from street furniture displays, while the remainder comes from billboards, retail displays and transit displays.
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
The following tables present the Company’s reportable segment results for the years ended December 31, 2022, 2021 and 2020. The Company has revised its segment disclosures for prior periods to conform to the current period presentation.

(In thousands)	Year Ended December 31,
	2022	2021	2020
Revenue
America	$1,105,552	$1,013,290	$853,183
Airports	256,402	160,330	123,789
Europe-North	566,119	517,990	406,783
Europe-South	467,106	472,360	385,326
Other(1)	85,955	77,148	85,527
Total	$2,481,134	$2,241,118	$1,854,608

Capital Expenditures
America	$79,529	$56,898	$50,665
Airports	25,298	11,600	5,647
Europe-North	34,025	36,914	16,424
Europe-South	29,011	25,362	26,599
Other(1)	4,571	4,884	12,121
Corporate	12,245	12,348	12,706
Total	$184,679	$148,006	$124,162

Segment Adjusted EBITDA
America	$499,390	$463,410	$315,001
Airports	60,864	36,894	4,871
Europe-North	103,654	53,981	2,677
Europe-South	15,201	(9,205)	(60,040)
Other(1)	12,330	4,884	(32,235)
Total	$691,439	$549,964	$230,274

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31,
	2022	2021	2020
Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$691,439	$549,964	$230,274
Less reconciling items:
Corporate expenses(2)	157,915	156,181	137,297
Depreciation and amortization	253,809	253,155	269,421
Impairment charges	39,546	118,950	150,400
Restructuring and other costs(3)	6,244	38,501	19,184
Other operating expense (income), net	2,386	(627)	(53,614)
Interest expense, net	362,680	350,457	360,259
Other reconciling items(4)	35,079	100,995	5,559
Consolidated net loss before income taxes	$(166,220)	$(467,648)	$(658,232)
(1)Other includes the Company's operations in Latin America, Singapore and, for periods prior to the disposition of the Company's stake in Clear Media on April 28, 2020, China. Refer to Note 1 for additional details related to this disposition.
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
(4)Other reconciling items includes Loss on extinguishment of debt and Other expense (income), net.
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
Restructuring Plans to Reduce Headcount
During 2020, the Company committed to restructuring plans to reduce headcount throughout its business, primarily in response to the impact of COVID-19. The U.S. plan and the Latin America portion of the international plan were completed in 2020.
The Company continued to execute on the Europe portion of the international plan through the fourth quarter of 2021 when the impacted employees were terminated. In 2022, it was determined that certain costs would be less than previously estimated due to former employees no longer being eligible for severance upon finding alternative employment in accordance with the terms of the restructuring plan, resulting in a net reversal of these costs during the period. Remaining costs associated with this restructuring plan are not expected to be significant.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents net costs incurred (reversed) in the Company’s Europe-North and Europe-South segments in connection with the Europe portion of the restructuring plan during the years ended December 31, 2022, 2021 and 2020 and since the plan was initiated:

	Year Ended December 31,			Total to date
(In thousands)	2022	2021	2020	December 31, 2022
Costs incurred (reversed) in Europe-North segment, net:
Direct operating expenses	$—	$31	$1,318	$1,349
Selling, general and administrative expenses	—	2	1,875	1,877
Total charges, net	$—	$33	$3,193	$3,226

Costs incurred (reversed) in Europe-South segment, net:
Direct operating expenses	$(522)	$14,284	$1,064	$14,826
Selling, general and administrative expenses	1,788	16,483	4,102	22,373
Total charges, net	$1,266	$30,767	$5,166	$37,199
As of December 31, 2022, the remaining liability related to these restructuring plans was $7.2 million. The Company expects to pay most of this balance by the end of the second quarter of 2023. The following table presents changes in the liability balance during the years ended December 31, 2022, 2021 and 2020:

(In thousands)	America	Airports	Europe-North	Europe-South	Other	Corporate	Total
Liability balance as of December 31, 2019	$—	$—	$—	$—	$—	$—	$—
Costs incurred(1)	2,816	392	3,193	5,166	495	2,529	14,591
Costs paid or otherwise settled	(523)	(152)	(1,786)	(4,118)	(495)	(1,711)	(8,785)
Liability balance as of December 31, 2020	2,293	240	1,407	1,048	—	818	5,806
Costs incurred(1)	—	—	33	30,767	—	1,077	31,877
Costs paid or otherwise settled	(2,293)	(240)	(1,440)	(7,955)	—	(1,439)	(13,367)
Liability balance as of December 31, 2021	—	—	—	23,860	—	456	24,316
Costs incurred (reversed), net(1)	—	—	—	1,266	—	(456)	810
Costs paid or otherwise settled	—	—	—	(16,523)	—	—	(16,523)
Foreign currency impact	—	—	—	(1,400)	—	—	(1,400)
Liability balance as of December 31, 2022	$—	$—	$—	$7,203	$—	$—	$7,203
(1)Substantially all costs related to these restructuring plans were severance benefits and related costs. Costs, which have been recorded in direct operating expenses and selling, general and administrative expenses on the Consolidated Statements of Loss, are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
Other Restructuring Costs
In addition, the Company has incurred restructuring costs associated with various other cost-savings initiatives outside of the aforementioned plans, primarily related to one-time termination benefits. In 2022, the Company recognized additional restructuring costs of $0.3 million and $3.9 million in Europe-North and Corporate, respectively; in 2021, the Company recognized additional restructuring costs of $4.3 million and $1.9 million in Europe-North and Corporate, respectively; and in 2020, the Company recognized additional restructuring costs of $0.3 million, $0.5 million and $1.6 million in Europe-North, Other and Corporate, respectively. As of December 31, 2022, the total remaining liability related to these cost-savings initiatives was approximately $3.6 million and is expected to be paid through the first half of 2023.

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
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geography, for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Year Ended December 31, 2022
U.S.(1)	$698,250	$663,704	$1,361,954
Europe(2)	953,914	79,311	1,033,225
Other(3)	64,864	21,091	85,955
Total	$1,717,028	$764,106	$2,481,134

Year Ended December 31, 2021
U.S.(1)	$568,231	$605,389	$1,173,620
Europe(2)	896,329	94,021	990,350
Other(3)	56,634	20,514	77,148
Total	$1,521,194	$719,924	$2,241,118

Year Ended December 31, 2020
U.S.(1)	$488,682	$488,290	$976,972
Europe(2)	702,796	89,313	792,109
Other(3)	69,234	16,293	85,527
Total	$1,260,712	$593,896	$1,854,608
(1)U.S. revenue, which also includes revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North and Europe-South segments. Europe total revenue for the years ended December 31, 2022, 2021 and 2020 includes revenue from France of $256.6 million, $264.9 million and $215.0 million, respectively.
(3)Other includes the Company’s businesses in Latin America, Singapore and, for periods prior to the disposition of the Company’s stake in Clear Media on April 28, 2020, China. Other total revenue for the year ended December 31, 2020 includes revenue from Latin America and Singapore of $56.2 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

(In thousands)	Year Ended December 31,
	2022(1)	2021(2)	2020(3)
Accounts receivable, net of allowance, from contracts with customers
Beginning balance	$492,706	$349,799	$581,555
Ending balance	480,016	492,706	349,799

Deferred revenue from contracts with customers
Beginning balance	$42,016	$37,712	$52,589
Ending balance	32,369	42,016	37,712
(1)The ending balances as of December 31, 2022 exclude accounts receivable and deferred revenue from contracts with customers that are held for sale.
(2)The increases in the accounts receivable and deferred revenue balances from contracts with customers in 2021 were driven by higher sales and billings related to our continued recovery from COVID-19.
(3)The decreases in the accounts receivable and deferred revenue balances from contracts with customers in 2020 were driven by the sale of Clear Media and lower sales and billings related to COVID-19.
During the years ended December 31, 2022, 2021 and 2020, respectively, the Company recognized $40.4 million, $36.8 million and $48.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less; however, as of December 31, 2022, the Company expected to recognize $90.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Revenue from Leases
As of December 31, 2022, future lease payments to be received by the Company were as follows:

(In thousands)
Future lease payments to be received(1):
2023	$371,854
2024	40,155
2025	14,167
2026	6,670
2027	1,308
Thereafter	2,452
Total	$436,606
(1)Excludes future lease payments to be received by the Company’s business in Switzerland, which is held for sale at December 31, 2022.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding at December 31, 2022 and 2021 consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Term Loan Facility(1)	$1,935,000	$1,955,000
Revolving Credit Facility	—	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028(2)	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029(3)	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(4)	36,798	39,006
Original issue discount	(5,596)	(6,976)
Long-term debt fees	(47,185)	(57,077)
Total debt	5,594,017	5,604,953
Less: Current portion	25,218	21,165
Total long-term debt	$5,568,799	$5,583,788
(1)During 2022, the Company paid $20.0 million of the outstanding principal on the term loan facility (“Term Loan Facility”) in accordance with the terms of the senior secured credit agreement governing the senior secured credit facilities (“Senior Secured Credit Facilities”), which consist of the Term Loan Facility and the revolving credit facility (“Revolving Credit Facility”).
(2)On February 17, 2021, the Company issued $1.0 billion aggregate principal amount of 7.75% Senior Notes due 2028. On March 4, 2021, the Company used the net proceeds from this issuance to cause Clear Channel Worldwide Holdings, Inc. (“CCWH”), a subsidiary of the Company, to redeem $940.0 million aggregate principal amount of its 9.25% Senior Notes due 2024 (“CCWH Senior Notes”) at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
(3)On June 1, 2021, the Company issued $1.05 billion aggregate principal amount of 7.5% Senior Notes due 2029. On June 16, 2021, the Company used the net proceeds from this issuance to cause CCWH to redeem all of the outstanding $961.5 million aggregate principal amount of its CCWH Senior Notes at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
(4)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $32.1 million at current exchange rates. In April 2022, as permitted under the terms of the loan agreement, the Company elected to extend the loan’s maturity date to June 29, 2027, with quarterly principal repayments of €1.875 million due beginning in September 2023. This loan did not originally bear interest, but effective June 29, 2022, the annual interest rate is 0.7%. Additionally, in June 2022, the Company paid a fee relating to the state guarantee equal to 0.5% of the outstanding amount of the loan. Effective June 29, 2022, the annual cost of the state guarantee is 1.0% of the outstanding loan amount through June 29, 2024 and 2.0% of the outstanding loan amount for the remainder of the loan term.
As a result of the CCWH Senior Notes redemptions described in the footnotes to the above table, the Company recognized debt extinguishment losses of $102.8 million during 2021.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.7 billion and $5.9 billion at December 31, 2022 and December 31, 2021, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 20, 2023, the Senior Secured Credit Agreement was amended to establish Adjusted Term SOFR (as defined therein) as the alternate rate of interest applicable to the Company’s Term Loan Facility in connection with the cessation of LIBOR, as described in Note 2. This amendment is reflected in the information below.
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
Interest Rate and Fees
Prior to February 20, 2023, existing borrowings under the Senior Secured Credit Agreement bore interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (a) a base rate equal to the highest of: (1) the Federal Funds Rate plus 0.50%, (2) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” and (3) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%; or (b) a Eurocurrency rate that is equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period until the end of the current interest period.
Effective February 20, 2023, new borrowings or the continuation of existing borrowings under the Senior Secured Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (a) a base rate equal to the highest of: (1) the Federal Funds Rate plus 0.50%, (2) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” and (3)(i) for borrowings under the Term Loan Facility, Term SOFR plus an adjustment (as defined in the Senior Secured Credit Agreement) for a one-month tenor in effect on such day plus 1.00%, or (ii) for borrowings under the Revolving Credit Facility, the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%; (b) a Eurocurrency rate that is equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period; or (c) Term SOFR plus the relevant Term SOFR Adjustment (as defined in the Senior Secured Credit Agreement).
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain Covenants
The Senior Secured Credit Agreement contains a springing financial covenant which is applicable solely to the Revolving Credit Facility. The springing financial covenant generally requires compliance with a first lien net leverage ratio of 7.10 to 1.00 if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million.
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
As of December 31, 2022, the Company was in compliance with all covenants contained in the Senior Secured Credit Agreement.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain Covenants
The Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended December 31, 2022 because a Covenant Trigger Period was not in effect.
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
As of December 31, 2022, the Company was in compliance with all covenants contained in the Receivables-Based Credit Agreement.
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
Redemptions
The Company may redeem all or a portion of the CCOH Senior Secured Notes at the redemption prices set forth in the CCOH Senior Secured Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain Covenants
The CCOH Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2022, the Company was in compliance with all covenants contained in the CCOH Senior Secured Notes Indenture.
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
The CCOH 7.75% Senior Notes mature on April 15, 2028 and bear interest at a rate of 7.75% per annum. Interest on the CCOH 7.75% Senior Notes is payable to the holders thereof semi-annually on April 15 and October 15 of each year.
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
Certain Covenants
The CCOH 7.75% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2022, the Company was in compliance with all covenants contained in the CCOH 7.75% Senior Notes Indenture.
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
The CCOH 7.5% Senior Notes mature on June 1, 2029 and bear interest at a rate of 7.5% per annum. Interest on the CCOH 7.5% Senior Notes is payable to the holders thereof semi-annually on June 1 and December 1 of each year.

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
Redemptions
The Company may redeem all or a portion of the CCOH 7.5% Senior Notes at the redemption prices set forth in the CCOH 7.5% Senior Notes Indenture.
Certain Covenants
The CCOH 7.5% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2022, the Company was in compliance with all covenants contained in the CCOH 7.5% Senior Notes Indenture.
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
The CCIBV Senior Secured Notes mature on August 1, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year.
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
Redemptions
CCIBV may redeem the CCIBV Senior Secured Notes at its option, in whole or part, at the redemption prices set forth in the CCIBV Senior Secured Notes Indenture.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2022 are as follows:

(in thousands)
2023	$25,218
2024	28,577
2025	403,499
2026	1,883,468
2027	1,254,462
Thereafter	2,051,574
Total(1)	$5,646,798
(1)Excludes original issue discount and long-term debt fees of $5.6 million and $47.2 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations
Letters of Credit, Surety Bonds and Guarantees
As of December 31, 2022, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $131.8 million of remaining excess availability, and $42.2 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $82.8 million of excess availability. Additionally, as of December 31, 2022, the Company had $85.9 million and $32.4 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.8 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
NOTE 7 – LEASES
The following table provides the components of ASC Topic 842 lease expense included within the Consolidated Statements of Loss for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease expense	$435,417	$462,452	$455,832
Variable lease expense	147,136	120,515	95,156
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2022 and 2021, respectively:

	December 31, 2022(1)	December 31, 2021
Operating lease weighted-average remaining lease term (in years)	10.6	10.2
Operating lease weighted-average discount rate	7.23%	6.48%
(1)Excludes operating leases of the Company’s business in Switzerland, which is held for sale at December 31, 2022.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Company’s future maturities of operating leases as of December 31, 2022:

(In thousands)
Future maturities of operating leases liabilities(1):
2023	$356,042
2024	268,104
2025	227,576
2026	198,874
2027	173,261
Thereafter	1,064,071
Total lease payments	$2,287,928
Less: Effect of discounting	(755,857)
Total operating lease liability	$1,532,071
(1)Excludes future maturities of operating leases of the Company’s business in Switzerland, which is held for sale at December 31, 2022.
The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$449,795	$490,115	$442,256
Lease liabilities arising from obtaining right-of-use assets(1)	408,121	374,546	106,324
(1)Includes new leases entered into in each respective year presented.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the Company’s future minimum payments under non-lease non-cancelable contracts in excess of one year and capital expenditure commitments consisted of the following:

(In thousands)	Non-Lease	Capital
	Non-Cancelable	Expenditure
	Contracts	Commitments
Future minimum payments(1):
2023	$274,966	$89,625
2024	238,512	26,458
2025	200,814	15,965
2026	129,991	5,741
2027	105,357	5,698
Thereafter	271,100	31,142
Total	$1,220,740	$174,629
(1)Excludes future minimum payments related to the Company’s business in Switzerland, which is held for sale at December 31, 2022.
Refer to Note 7 for the Company’s future maturities of operating lease liabilities as of December 31, 2022.
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
China Investigation
Two former employees of Clear Media Limited, a former indirect, non-wholly-owned subsidiary of the Company, have been convicted in China of certain crimes, including the crime of misappropriation of Clear Media funds, and sentenced to imprisonment. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this proceeding.
The Company advised both the SEC and the U.S. Department of Justice (the "DOJ") of the investigation of Clear Media and continues to cooperate with these agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited, a special-purpose vehicle wholly owned by a consortium of investors, which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that required Clear Media, if requested by the SEC and/or the DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or the DOJ, among other obligations. The Investigation and Litigation Support Agreement expired in March 2022.

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
NOTE 9 – INCOME TAXES
Income Tax Benefit (Expense)
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Current - federal	$(719)	$—	$—
Current - state	(2,146)	(1,293)	337
Current - foreign	(7,143)	4,239	(22,667)
Total current benefit (expense)	(10,008)	2,946	(22,330)
Deferred - federal	61,095	25,830	62,167
Deferred - state	22,041	5,678	14,233
Deferred - foreign	(1,296)	74	3,936
Total deferred benefit	81,840	31,582	80,336
Income tax benefit	$71,832	$34,528	$58,006
In 2022, the Company recognized a current tax expense of $10.0 million, compared to current tax benefit of $2.9 million in 2021 and current tax expense of $22.3 million in 2020. The current tax expense for 2022 was primarily related to increased taxable income in various foreign tax jurisdictions compared to 2021. Current taxes in 2020 were primarily attributed to the $23.3 million of current tax expense related to the sale of the Company’s stake in Clear Media.
In 2022, the Company recognized a deferred tax benefit of $81.8 million, compared to $31.6 million and $80.3 million in 2021 and 2020, respectively.
The deferred tax benefit for 2022 was primarily driven by a partial release of the U.S valuation allowance due to the Company’s assessment of its deferred tax liabilities associated with billboard permits that will reverse in the future, thereby generating future taxable income for realization of U.S deferred tax assets. Prior to 2022, permits were treated as indefinite-lived intangible assets and were not amortized for financial reporting purposes. Refer to Note 2 for more information on the change in accounting estimate related to amortization of the Company’s permits. The foregoing deferred tax benefit was partially offset by $7.4 million of deferred tax expense arising from the Company’s execution of a definitive agreement to sell its business in Switzerland. In connection with the anticipated sale of its Swiss subsidiary, the Company recorded a U.S deferred tax liability of $12.5 million and a corresponding reduction in valuation allowance of $5.1 million.
The deferred tax benefits for 2021 and 2020 were primarily driven by impairment charges on the Company’s then-indefinite-lived permits, which resulted in a reduction in the associated deferred tax liability without a corresponding change in valuation allowance. In 2020, this was partially offset by $23.6 million of deferred tax expense related to the sale of the Company’s stake in Clear Media.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2022 and 2021 are as follows:

(In thousands)	December 31,	December 31,
	2022	2021
Deferred tax liabilities:
Operating lease right-of-use asset	$368,627	$369,676
Intangibles assets(1)	334,935	320,469
Fixed assets	16,448	29,455
Investment in foreign subsidiaries	12,509	—
Other	12,262	7,792
Total deferred tax liabilities	744,781	727,392
Deferred tax assets:
Operating lease liabilities	381,353	376,424
Net operating loss carryforwards(2)	267,460	262,190
Interest expense carryforwards(3)	119,336	105,808
Accrued expenses	17,464	19,437
Stock-based compensation expense(4)	4,778	4,717
Credit loss provision	4,397	4,512
Pension plans	3,106	5,184
Other	21,169	21,020
Total deferred tax assets	819,063	799,292
Less: Valuation allowance(5)	317,950	396,479
Net deferred tax assets(6)	501,113	402,813
Net deferred tax liabilities	$243,668	$324,579
(1)The deferred tax liabilities associated with intangible assets primarily relate to the differences in the financial reporting and tax basis of permits, permanent easements and tax-deductible goodwill. The Company categorizes permanent easements and goodwill as indefinite-lived intangible assets and therefore does not amortize its financial reporting basis in these assets. As a result, the deferred tax liability associated with these indefinite-lived intangible assets will not reverse over time unless the Company recognizes future impairment charges or sells these intangible assets.
(2)At December 31, 2022, the Company had recorded deferred tax assets for net operating loss carryforwards (tax-effected) for federal and state income tax purposes of $84.3 million. The Company’s federal and certain state net operating losses carry forward indefinitely without expiration, while the remaining state net operating loss carryforwards expire in various amounts through 2042. At December 31, 2022, the Company had recorded $183.2 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, the majority of which may be carried forward without expiration.
(3)Section 163(j) of the Internal Revenue Code generally limits the deduction for business interest expense to 30% of adjusted taxable income and provides that any disallowed interest expense may be carried forward indefinitely. In applying the rules under Section 163(j), the Company made the election to be considered an operator of a “real property trade or business” and recorded a carryforward deferred tax asset for federal and state purposes related to interest expense limitations on its non-real property assets.
(4)Full realization of the deferred tax assets related to stock-based compensation expense under ASC Subtopic 718-10 requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in the Company’s Consolidated Balance Sheet. See Note 13 for additional discussion of ASC Subtopic 718-10.
(5)Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in the related jurisdictions, the Company continues to record valuation allowances on deferred tax assets that are not expected to be realized. As of December 31, 2022, the Company had valuation allowances of $69.1 million recorded against a portion of its federal and state deferred tax assets and $248.8 million recorded against its deferred tax assets in foreign jurisdictions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)The Company expects to realize the benefits of this portion of its deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the appropriate character, as well as the Company's ability to generate future taxable income in certain tax jurisdictions. Any deferred tax liabilities associated with permanent easements and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income as these intangible assets have an indefinite life.
Effective Tax Rate
Loss before income taxes was as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
U.S.	$(77,153)	$(321,194)	$(481,300)
Foreign	(89,067)	(146,454)	(176,932)
Total loss before income taxes	$(166,220)	$(467,648)	$(658,232)
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Year Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$34,906	21.0%	$98,206	21.0%	$138,229	21.0%
State income taxes, net of federal tax effect	3,683	2.2%	10,088	2.2%	13,812	2.1%
Foreign income taxes	(27,141)	(16.3)%	(31,012)	(6.6)%	(56,865)	(8.6)%
Nondeductible items	(6,004)	(3.6)%	(229)	0.0%	(1,047)	(0.2)%
Changes in valuation allowance and other estimates	79,352	47.7%	(45,710)	(9.8)%	(39,726)	(6.0)%
Investment in foreign subsidiaries	(12,509)	(7.5)%	—	—%	—	—%
Other, net	(455)	(0.3)%	3,185	0.7%	3,603	0.5%
Income tax benefit	$71,832	43.2%	$34,528	7.4%	$58,006	8.8%
The Company recorded tax benefit of $71.8 million, $34.5 million and $58.0 million during 2022, 2021 and 2020, respectively.
The effective tax rate of 43.2% in 2022 was primarily driven by a reduction in the valuation allowance due to the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes, partially offset by deferred tax expense recorded as a result of entering into a definitive agreement to sell the Company’s business in Switzerland, as previously described.
The effective tax rates of 7.4% and 8.8% in 2021 and 2020, respectively, were largely impacted by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. Additionally, during 2020, the Company recorded tax expense of $59.7 million as a result of the sale of the Company’s stake in Clear Media, with a net impact of $46.9 million after offset of the valuation allowance.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2022	2021
Balance at beginning of period	$24,581	$33,743
Increases for tax position taken in the current year	2,455	2,145
Increases for tax positions taken in previous years	231	432
Decreases for tax position taken in previous years	(683)	(5,595)
Decreases due to settlements with tax authorities	(605)	(5,166)
Decreases due to lapse of statute of limitations(1)	(417)	(978)
Liabilities held for sale(2)	(658)	—
Balance at end of period	$24,904	$24,581
(1) All federal income tax matters through 2018 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2007.
(2) Unrecognized tax benefits related to the Company’s business in Switzerland have been reclassified as held for sale on the Consolidated Balance Sheet as of December 31, 2022. Refer to Note 16 for additional information.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. At December 31, 2022 and 2021, the total amount of interest accrued was $5.1 million and $4.6 million, respectively, resulting in total unrecognized tax benefits, including accrued interest and penalties, of $30.0 million and $29.2 million, respectively.
The unrecognized tax benefits, net of deposits on account with taxing authorities, are reflected on the Company’s Consolidated Balance Sheets as follows: $15.9 million and $16.0 million is included in “Other long-term liabilities” at December 31, 2022 and 2021, respectively. In addition, $14.1 million and $12.7 million of unrecognized tax benefits are netted with the Company’s deferred tax assets for its net operating loss carryforwards at December 31, 2022 and 2021, respectively.
The total amount of unrecognized tax benefits at December 31, 2022 and 2021 that, if recognized, would impact the effective income tax rate was $13.4 million and $12.1 million, respectively.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Structures	$2,317,552	$2,356,245
Furniture and other equipment	244,154	251,084
Land, buildings and improvements	154,439	146,064
Construction in progress	80,567	54,361
Property, plant and equipment, gross	2,796,712	2,807,754
Less: Accumulated depreciation	(2,009,164)	(1,980,508)
Property, plant and equipment, net	$787,548	$827,246
Asset Acquisitions
During 2022, the Company acquired billboard structures and land of $2.9 million and $8.2 million, respectively, as part of asset acquisitions. During 2021, the Company acquired billboard structures and land of $1.8 million and $2.2 million, respectively, as part of asset acquisitions.
Depreciation
Total depreciation expense related to property, plant and equipment for the years ended December 31, 2022, 2021 and 2020 was $218.1 million, $230.7 million, and $247.5 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$739,119	$(16,058)	$717,666	$—
Transit, street furniture and other outdoor contractual rights	420,838	(383,184)	446,976	(397,778)
Permanent easements	160,688	—	161,079	—
Trademarks	83,569	(30,889)	83,569	(22,560)
Other	1,302	(1,203)	1,307	(1,145)
Total intangible assets	$1,405,516	$(431,334)	$1,410,597	$(421,483)
(1)During the fourth quarter of 2022, the Company concluded that due to changes in facts and circumstances, billboard permits, which were previously classified as indefinite-lived, are finite-lived and began to amortize permits on a straight-line basis over their estimated useful lives.
Asset Acquisitions
During 2022, the Company acquired permits and permanent easements of $48.4 million and $3.8 million, respectively, as part of asset acquisitions. During 2021, the Company acquired permits, permanent easements and contractual rights of $10.1 million, $2.3 million and $1.5 million, respectively, as part of asset acquisitions.
Impairment Charges
As described in Note 2, the Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year and more frequently as events or changes in circumstances warrant. As a result of these tests, the Company recognized total impairment charges on its then-indefinite-lived permits of $21.8 million, $119.0 million and $140.7 million during 2022, 2021 and 2020, respectively. The impairment charge in 2022 was due to rising interest rates and inflation, and the impairment charges in 2021 and 2020 were due to increases in the discount rate and expected negative financial statement impacts from COVID-19, respectively. Additionally, the Company’s annual impairment test as of July 1, 2022 resulted in an impairment charge of $0.9 million related to its permanent easements. The Company did not recognize impairments on any other intangible assets during 2021 or 2020.
Amortization
Total amortization expense related to finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $35.7 million, $22.5 million, and $22.0 million, respectively.
The following table presents the Company’s estimate of future amortization expense; however, in the event that acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2023	$78,434
2024	78,430
2025	78,149
2026	77,422
2027	76,270
Thereafter	424,789
Total	$813,494

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments:

(In thousands)	America	Airports	Europe-North	Europe-South	Other	Consolidated
Balance as of December 31, 2020(1)	$482,937	$24,882	$160,399	$41,419	$—	$709,637
Foreign currency	—	—	(8,689)	(2,244)	—	(10,933)
Balance as of December 31, 2021	482,937	24,882	151,710	39,175	—	698,704
Held for sale	—	—	—	(19,825)	—	(19,825)
Impairment	—	—	—	(16,870)	—	(16,870)
Foreign currency	—	—	(8,886)	(2,480)	—	(11,366)
Balance as of December 31, 2022(1)	$482,937	$24,882	$142,824	$—	$—	$650,643
(1) The balance at December 31, 2020 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North, $112.0 million for Europe-South and $90.4 million for Other.
Impairment Charges
As described in Note 2, the Company performed its annual impairment test for goodwill as of July 1, 2022, which did not result in any goodwill impairment.
Related to the planned disposal of the Company’s business in Switzerland, the Company allocated a portion of Europe’s goodwill balance to its Switzerland component based on the relative fair values of this component and the portion of the Europe reporting unit that will be retained.
Additionally, in conjunction with the Company’s change to its reportable segments effective December 31, 2022, as described in Note 1, the Company tested its goodwill for impairment immediately before and after the segment change. The testing performed on the Company’s historical reporting units prior to the reallocation of goodwill did not identify impairment; however, the testing performed on the new reporting units subsequent to the reallocation resulted in an impairment charge of $16.9 million, representing the entire goodwill balance allocated to the Europe-South reporting unit, excluding assets held for sale.
Due to the negative financial statement impacts of COVID-19, the Company recorded an impairment charge of $9.7 million during 2020, representing the entire goodwill balance in the Company's Latin America business. The Company concluded no goodwill impairment was required in 2021.
NOTE 12 – ASSET RETIREMENT OBLIGATIONS
The following table presents the activity related to the Company’s asset retirement obligations:

(In thousands)	Years Ended December 31,
	2022	2021
Beginning balance	$50,381	$46,152
Additions and adjustments due to changes in estimates	2,675	4,815
Accretion of liability	3,537	4,253
Liabilities settled	(3,951)	(3,037)
Foreign currency	(1,801)	(1,802)
Liabilities held for sale(1)	(733)	—
Ending balance	$50,108	$50,381
(1)The asset retirement obligation related to the Company’s business in Switzerland has been reclassified as held for sale on the Consolidated Balance Sheet as of December 31, 2022. Refer to Note 16 for additional information.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – STOCKHOLDERS’ DEFICIT
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
The 2021 Stock Incentive Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants or advisors. As of December 31, 2022, the Company had 30,877,483 shares available for issuance under the 2021 Stock Incentive Plan, assuming a 100% payout of the Company’s outstanding performance stock units.
Share-Based Compensation Expense
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation expense, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Restricted stock units and awards	$15,934	$15,364	$10,819
Performance stock units	5,083	4,007	1,897
Stock options and other	131	27	519
Total share-based compensation expense	$21,148	$19,398	$13,235
The tax benefit related to the share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $5.4 million, $4.8 million and $3.3 million, respectively. As of December 31, 2022, there was $16.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock Units and Awards
The Company grants both restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) under its equity incentive plan. RSUs generally represent the right to receive shares upon vesting or, in some instances, may be settled in cash equal to the fair market value of the number of vested shares at the election of the compensation committee of the Board of Directors, and generally vest ratably in annual increments over a three-year period. RSAs represent shares of common stock that contain a legend which restricts their transferability for a term of up to five years. Both RSUs and RSAs are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction or prior to vesting.
The following table presents a summary of the Company’s RSUs and RSAs outstanding at December 31, 2022 and related activity during the year:

(Shares in thousands)	Number of RSUs and RSAs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2022	15,823	$1.95
Granted(1)	6,209	$2.58
Vested	(8,340)	$2.11
Forfeited	(469)	$2.00
Outstanding, December 31, 2022	13,223	$2.08
(1)The weighted-average grant-date fair value of the Company’s RSUs and RSAs granted during the years ended December 31, 2022, 2021 and 2020 was $2.58, $2.27 and $1.04 per share, respectively.

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
The following assumptions were used to calculate the fair value of the Company’s PSUs on the date of grant:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	68.6%	65.8%	60.9%
Risk-free interest rate	2.8%	0.3%	0.2%
Expected dividend yield	—%	—%	—%
The following table presents a summary of the Company’s PSUs outstanding, assuming a 100% payout, at December 31, 2022 and related activity during the year:

(Shares in thousands)	Number of PSUs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2022	7,307	$1.71
Granted(1)	1,891	$2.69
Vested	(1,524)	$2.38
Forfeited	(110)	$1.50
Outstanding, December 31, 2022	7,564	$1.83
(1)The weighted-average grant-date fair value of the Company’s PSUs granted during the years ended December 31, 2022, 2021 and 2020 was $2.69, $2.55 and $1.00 per share, respectively.
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
The Company accounts for its share-based payments using the fair value recognition provisions of ASC Subtopic 718-10. The fair value of each option awarded was estimated on the date of grant using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. The Company does not estimate forfeitures at grant date, but rather elected to account for forfeitures when they occur.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s stock options outstanding at December 31, 2022 and related activity during the year:

(In thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	4,050	$5.45	5.0 years	$37
Forfeited	(6)	$6.13
Expired	(605)	$4.83
Outstanding, December 31, 2022	3,439	$5.56	3.9 years	$—
Exercisable	3,354	$5.53	3.9 years	$—
Expected to vest(1)	85	$6.85	4.4 years	$—
(1)The weighted-average grant date fair value of these unvested shares is $4.75 per share.
Computation of Net Loss per Share
The following table presents the computation of net loss per share for the years ended December 31, 2022, 2021 and 2020:

(In thousands, except per share data)	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to the Company – common shares	$(96,604)	$(433,815)	$(582,739)
Denominator:
Weighted average common shares outstanding – basic	474,362	468,491	464,522
Weighted average common shares outstanding – diluted	474,362	468,491	464,522
Net loss attributable to the Company per share of common stock:
Basic	$(0.20)	$(0.93)	$(1.25)
Diluted	$(0.20)	$(0.93)	$(1.25)
Outstanding equity awards of 24.7 million, 26.1 million and 16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – EMPLOYEE BENEFIT PLANS
Defined-Contribution Plans
The Company’s U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, an employee can make pre-tax and post-tax contributions, subject to IRS limitations for Highly Compensated Employees, and the Company will match 50% of the employee’s first 5% of pay contributed to the plan, up to a maximum match of $5,000 per year. Employees vest in these Company matching contributions based upon their years of service to the Company. The Company recorded contributions to this plan of $2.9 million, $2.4 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, as a component of operating expenses.
The Company’s international employees participate in retirement plans administered as a service by third-party administrators. The Company recorded contributions to these plans of $13.8 million, $10.1 million and $14.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, as a component of operating expenses.
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
Net Periodic Pension Cost (Benefit)
The table below presents the components of net periodic pension cost (benefit) recognized in the Consolidated Statements of Loss:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Service cost	$2,627	$2,135	$3,628
Interest cost	2,316	2,101	2,641
Expected return on plan assets	(5,225)	(5,039)	(5,153)
Amortization of actuarial losses	320	923	870
Amortization of prior service costs	(289)	(4,911)	(301)
Settlement loss	—	—	876
Curtailment/forfeiture gain(1)	(969)	(4,049)	—
Total net periodic pension cost (benefit)	$(1,220)	$(8,840)	$2,561
(1)In 2021, some of the Company’s defined-benefit pension plans were curtailed related to the Company’s restructuring plan to reduce headcount in its Europe segment, resulting in a curtailment gain.
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

(In thousands)	Year Ended December 31,
	2022	2021
Projected benefit obligation:
Beginning balance, projected benefit obligation	$193,802	$217,436
Service cost	2,627	2,135
Interest cost	2,316	2,101
Contributions by plan participants	900	896
Actuarial gain(1)	(48,015)	(9,184)
Foreign exchange impact	(14,914)	(4,924)
Benefits paid	(7,039)	(4,086)
Plan amendments(2)	—	(4,604)
Plan curtailment/forfeitures(3)	(969)	(5,968)
Liabilities held for sale(4)	(34,339)	—
Ending balance, projected benefit obligation	$94,369	$193,802
Fair value of plan assets:
Beginning balance, fair value of plan assets	$169,906	$152,857
Actual return (loss) on plan assets	(44,104)	17,787
Foreign exchange impact	(14,293)	(2,793)
Contributions by Company	3,022	5,245
Contributions by plan participants	900	896
Benefits paid	(7,039)	(4,086)
Assets held for sale(4)	(30,791)	—
Ending balance, fair value of plan assets	$77,601	$169,906
Under-funded status, net(5)	$(16,768)	$(23,896)
(1)The actuarial gains in 2022 and 2021 represent the decrease to the projected benefit obligation resulting from changes in the actuarial assumptions used, primarily an increased discount rate.
(2)In 2021, the Company amended one of its defined-benefit pension plans, resulting in a decrease to the projected benefit obligation.
(3)In 2021, some of the Company’s defined-benefit pension plans were curtailed related to the Company’s restructuring plan to reduce headcount in Europe, resulting in a decrease to the projected benefit obligation.
(4)The projected benefit obligation and plan assets related to the Company’s business in Switzerland have been reclassified as held for sale on the Consolidated Balance Sheet as of December 31, 2022. Refer to Note 16 for additional information.
(5)Represents the net under-funded status of the Company’s defined-benefit pension plans. The related liability or asset for each plan, dependent upon whether it is under-funded or fully funded, is recorded within “Other long-term liabilities” or “Other assets,” respectively, on the Company’s Consolidated Balance Sheet. As of December 31, 2022 and 2021, the Company had $3.7 million and $10.0 million, respectively, reported in “Other assets.”
The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for the Company’s defined-benefit pension plans as of December 31, 2022 and 2021 was $90.2 million and $184.9 million, respectively. As of December 31, 2022 and 2021, the aggregate accumulated benefit obligation for the defined-benefit pension plans exceeded plan assets.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Comprehensive Income (Loss)
The following table presents the pre-tax net loss (gain) and the amortization of pre-tax net loss and prior service costs recognized in accumulated other comprehensive loss:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Beginning balance, accumulated other comprehensive loss	$24,926	$50,985	$40,360
Net actuarial loss (gain) arising during the period	1,314	(21,932)	15,690
Amortization of net actuarial loss	(320)	(923)	(870)
Amortization of prior service costs	289	4,911	301
Plan amendments during the period	—	(4,604)	—
Other adjustments	509	(3,511)	(4,496)
Ending balance, accumulated other comprehensive loss	$26,718	$24,926	$50,985
For the years ended December 31, 2022, 2021 and 2020, the total change in “Other comprehensive income (loss)” related to the impact of pensions on deferred income tax liabilities was $(0.4) million, $0.2 million and $(0.7) million, respectively.
The following table presents the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost (benefit):

(In thousands)	Year Ended December 31,
	2022	2021	2020
Unrecognized net actuarial loss	$27,822	$26,729	$53,163
Unrecognized prior service cost	(1,104)	(1,803)	(2,178)
Total	$26,718	$24,926	$50,985
Assumptions Used
The following table presents the assumptions used to measure the net periodic pension cost (benefit) and the year-end projected benefit obligation:

Year Ended December 31,
	2022	2021	2020
Weighted-average assumptions used to measure net periodic pension cost (benefit):
Discount rates	0.20% - 1.80%	0.00% - 1.30%	0.30% - 2.00%
Expected long-term rates of return on plan assets	1.50% - 4.00%	1.50% - 3.90%	1.50% - 4.40%
Rates of compensation increase	0.50% - 2.60%	0.50% - 2.30%	0.50% - 2.30%

Weighted-average assumptions used to measure projected benefit obligation:
Discount rates	0.30% - 4.65%	0.20% - 1.80%	0.00% - 1.30%
Expected long-term rates of return on plan assets	2.00% - 6.80%	1.50% - 4.00%	1.50% - 3.90%
Rates of compensation increase	1.00% - 3.75%	0.50% - 2.60%	0.50% - 2.30%
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
Defined-Benefit Pension Plan Assets
The following tables present the fair value of each class of plan assets held by the Company’s defined-benefit pension plans, categorized by level of the fair value hierarchy, at December 31, 2022 and 2021:

(In thousands)	December 31, 2022
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$—	$2,174	$—
Credit instruments	—	10,493	—
Equity securities	—	45,864	—
Real estate	—	962	—
Fixed income:
Corporate bonds	—	14,886	—
Insurance contracts	—	3,222	—
Fair value of plan assets	$—	$77,601	$—

(In thousands)	December 31, 2021
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$1,517	$17,620	$—
Credit instruments	—	16,069	—
Equity securities	—	89,167	—
Real estate	—	8,908	—
Fixed income:
Corporate bonds	—	32,718	—
Insurance contracts	—	3,907	—
Fair value of plan assets	$1,517	$168,389	$—
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected Benefit Payments
The following table presents the expected benefit payments to defined-benefit pension plan participants over the next ten years. These payments have been estimated based on the same assumptions used to measure the plans’ pension benefit obligation at December 31, 2022 and include benefits attributable to estimated future compensation increases, where applicable:

(In thousands)
Expected benefit payments(1):
2023	$4,043
2024	4,040
2025	5,304
2026	4,910
2027	4,990
2028 - 2032	30,031
(1)Excludes expected benefit payments related to the Company’s business in Switzerland, which is held for sale at December 31, 2022.
Plan Contributions
It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $3.0 million, $5.2 million and $3.2 million to its defined-benefit pension plans during the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 15 – OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents in the Balance Sheets	$286,781	$410,767
Cash and cash equivalents included in Assets held for sale	569	—
Restricted cash included in:
Other current assets	2,763	1,685
Assets held for sale	512	—
Other assets	8,057	7,519
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$298,682	$419,971
Accounts Receivable
The following table discloses the components of “Accounts receivable, net” as reported in the Consolidated Balance Sheets:

(In thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$642,390	$666,888
Less: Allowance for credit losses	(22,561)	(23,772)
Accounts receivable, net	$619,829	$643,116

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of December 31, 2022 and 2021, respectively:

(In thousands)	As of December 31,
	2022	2021
Accrued rent	$159,591	$160,074
Accrued employee compensation and benefits	109,594	144,802
Accrued taxes	52,587	57,764
Accrued other	167,010	160,724
Total accrued expenses	$488,782	$523,364
Consolidated Statements of Loss
The following table discloses the components of “Other income (expense), net” for the years ended December 31, 2022, 2021 and 2020, respectively:

(In thousands)	Years Ended December 31,
	2022	2021	2020
Foreign exchange gain (loss)	$(39,141)	$(3,981)	$502
Equity in earnings of nonconsolidated affiliates	2,003	176	697
Other(1)	2,059	5,567	(1,369)
Total other income (expense), net	$(35,079)	$1,762	$(170)
(1)In 2021, other income was primarily comprised of gains related to our defined-benefit pension plans for employees, described further in Note 14.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - HELD FOR SALE
On December 22, 2022, the Company announced the agreement to sell its business in Switzerland to Goldbach Group AG, an affiliate of TX Group AG, for CHF 86.0 million, or $92.7 million. The transaction is subject to regulatory approval, receipt of a customary tax ruling with respect to a transaction-related reorganization and other customary closing conditions and is expected to close in the second or third quarter of 2023, depending on satisfaction of the conditions to closing.
The net assets of the Company’s Switzerland business are presented as held for sale on the Company's Balance Sheet as of December 31, 2022 and are recorded at the lower of their carrying value or fair value less cost to sell. The major categories of assets and liabilities held for sale were:

(In thousands)	December 31, 2022
Assets classified as held for sale:
Cash and cash equivalents	$569
Accounts receivable, net	11,938
Prepaid expenses	440
Other current assets	650
Structures, net	9,115
Other property, plant and equipment, net	2,328
Goodwill	19,825
Operating lease right-of-use assets	85,476
Other assets	1,199
Assets held for sale	$131,540

Liabilities classified as held for sale:
Accounts payable	$636
Accrued expenses	14,301
Current operating lease liabilities	29,581
Other current liabilities	4,424
Non-current operating lease liabilities	57,059
Other long-term liabilities	5,160
Liabilities held for sale	$111,161

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2022 relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights Column (A)(1)	Weighted-Average exercise price of outstanding options, warrants and rights(2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Equity Compensation Plans approved by security holders(3)	27,933,495(4)	$5.56	27,095,736
Equity Compensation Plans not approved by security holders	—	—	—
Total	27,933,495	$5.56	27,095,736
(1)The amounts provided in this column are based on the maximum number of securities that could be issued based on the terms of the performance awards, while the amounts presented in Note 13 to our Consolidated Financial Statements assume a 100% payout of the performance awards granted.
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
(4)This number includes shares subject to outstanding awards granted, of which 3,438,943 shares are subject to outstanding options, 13,149,312 shares are subject to outstanding time-based RSUs and 11,345,240 shares are subject to outstanding PSUs, assuming a maximum level of performance is achieved. This number does not include 73,222 shares subject to outstanding restricted share awards.
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2022.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Loss for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2022, 2021 and 2020 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
•Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

(In thousands)			Charges
	Balance at	Adoption of	to Costs,	Write-off		Balance
	Beginning	ASU	Expenses	of Accounts		at End of
Description	of period	2016-13(1)	and other	Receivable	Other(2)	Period
Year Ended December 31, 2020	$23,786	$7,181	$19,390	$(4,911)	$(13,403)	$32,043
Year Ended December 31, 2021	$32,043	$—	$(2,727)	$(4,502)	$(1,042)	$23,772
Year Ended December 31, 2022	$23,772	$—	$6,479	$(6,926)	$(764)	$22,561
(1)The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020, which resulted in an increase in the allowance for credit losses balance, recorded as a cumulative-effect adjustment to retained earnings.
(2)Other primarily includes foreign currency adjustments and divestiture activity related to the sale of the Company’s stake in Clear Media in 2020 and the Company’s definitive agreement to sell its business in Switzerland in 2022.
Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other(1)	Reversal(2)	Adjustments(3)	Period
Year Ended December 31, 2020	$292,939	$96,422	$(2,091)	$(36,379)	$350,891
Year Ended December 31, 2021	$350,891	$74,837	$(11,966)	$(17,283)	$396,479
Year Ended December 31, 2022	$396,479	$33,125	$(92,894)	$(18,760)	$317,950
(1)The Company has recorded valuation allowances on deferred tax assets attributable to net operating losses in certain jurisdictions due to uncertainty of its ability to utilize these assets in future periods. During 2022, the Company recorded a valuation allowance of $33.1 million related to foreign deferred tax assets.
(2)The Company reverses valuation allowances on deferred tax assets in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. In 2022, this was primarily driven by the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes.
(3)The Company has adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions, the expiration of carryforward periods for net operating loss carryforwards, and foreign exchange rate movements.

(a)3. Exhibits

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

4.3	Form of 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).
4.4
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

4.5	Form of 6.625% Senior Secured Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2020).
4.6
Indenture with respect to 7.750% Senior Notes due 2028, dated as of February 17, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021).

4.7	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021).
4.8
Indenture with respect to 7.500% Senior Notes due 2029, dated as of June 1, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

4.9	Form of 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).
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

10.4
Technical amendment to Credit Agreement, dated as of December 31, 2021, among Clear Channel Outdoor Holdings, Inc., the lenders from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 24, 2022).

10.5*
Third Amendment to Credit Agreement, dated as of February 20, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent.

Exhibit Number	Description
10.6
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

10.8
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

10.9§
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

10.11§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “ CCOH 2012 Stock Incentive Plan”) (incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.12§
Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.13§
Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.14§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.15§
Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.16§
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

Exhibit Number	Description
10.22§
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.23§
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

10.25
Tax Matters Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartCommunications, Inc., iHeart Operations, Inc., Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., and Clear Channel Outdoor, LLC (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

10.26§
Amended and Restated Employment Agreement, dated as of July 29, 2021, by and between Clear Channel Outdoor Holdings, Inc. and C. William Eccleshare (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.27§
Amended and Restated Employment Agreement, dated as of July 28, 2021, by and between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.28§
Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.29§
Amended and Restated Employment Agreement, dated as of January 20, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 21, 2022).

10.30§
Amended and Restated Employment Agreement, dated as of October 31, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Lynn Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 1, 2022).

10.31
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-228986) filed with the Securities and Exchange Commission on March 29, 2019).

10.32§
Stock Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

10.33§
Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Clear Channel Outdoor Holdings, Inc. filed on October 21, 2019).

10.34§
Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Clear Channel Outdoor Holdings, Inc. filed on October 21, 2019).

10.35§
Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

10.36§
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

Date:	February 28, 2023	CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
By: /s/ Scott R. Wells
Scott R. Wells
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Scott R. Wells Scott R. Wells	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
/s/ Brian D. Coleman Brian D. Coleman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
/s/ Jason A. Dilger Jason A. Dilger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
/s/ John Dionne John Dionne	Director	February 28, 2023
/s/ Lisa Hammitt Lisa Hammitt	Director	February 28, 2023
/s/ Andrew Hobson Andrew Hobson	Director	February 28, 2023
/s/ Thomas C. King Thomas C. King	Director	February 28, 2023
/s/ Joe Marchese Joe Marchese	Director	February 28, 2023
/s/ W. Benjamin Moreland W. Benjamin Moreland	Director	February 28, 2023
/s/ Mary Teresa Rainey Mary Teresa Rainey	Director	February 28, 2023
/s/ Jinhy Yoon Jinhy Yoon	Director	February 28, 2023