Form 10-Q
period 2023-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2023-05-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2023
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	482,843,052

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$339,976	$286,781
Accounts receivable, net	523,008	619,829
Prepaid expenses	74,072	55,371
Other current assets	31,783	27,395
Assets held for sale	—	131,540
Total Current Assets	968,839	1,120,916
PROPERTY, PLANT AND EQUIPMENT
Structures, net	555,423	556,312
Other property, plant and equipment, net	214,280	231,236
INTANGIBLE ASSETS AND GOODWILL
Permits, net	710,665	723,061
Other intangible assets, net	249,216	251,121
Goodwill	652,173	650,643
OTHER ASSETS
Operating lease right-of-use assets	1,522,402	1,479,634
Other assets	75,925	73,088
Total Assets	$4,948,923	$5,086,011
CURRENT LIABILITIES
Accounts payable	$86,469	$101,621
Accrued expenses	441,950	488,782
Current operating lease liabilities	256,749	254,217
Accrued interest	109,762	80,133
Deferred revenue	95,204	60,408
Current portion of long-term debt	27,002	25,218
Liabilities held for sale	—	111,161
Total Current Liabilities	1,017,136	1,121,540
NON-CURRENT LIABILITIES
Long-term debt	5,564,940	5,568,799
Non-current operating lease liabilities	1,310,665	1,277,854
Deferred tax liabilities, net	249,051	243,668
Other long-term liabilities	140,988	136,956
Total Liabilities	8,282,780	8,348,817

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	12,452	12,864
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (491,325,901 shares issued as of March 31, 2023; 483,639,206 shares issued as of December 31, 2022)	4,913	4,836
Additional paid-in capital	3,547,471	3,543,424
Accumulated deficit	(6,504,865)	(6,469,953)
Accumulated other comprehensive loss	(371,733)	(335,189)
Treasury stock (9,878,963 shares held as of March 31, 2023; 7,325,251 shares held as of December 31, 2022)	(22,095)	(18,788)
Total Stockholders' Deficit	(3,333,857)	(3,262,806)
Total Liabilities and Stockholders' Deficit	$4,948,923	$5,086,011

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31,
	2023	2022
Revenue	$545,435	$525,688
Operating expenses:
Direct operating expenses(1)	344,850	321,202
Selling, general and administrative expenses(1)	118,196	108,957
Corporate expenses(1)	34,541	43,645
Depreciation and amortization	72,963	60,407
Other operating income, net	(91,276)	(4,911)
Operating income (loss)	66,161	(3,612)
Interest expense, net	(102,753)	(82,798)
Other income (expense), net	9,004	(5,999)
Loss before income taxes	(27,588)	(92,409)
Income tax benefit (expense)	(7,834)	2,680
Consolidated net loss	(35,422)	(89,729)
Less amount attributable to noncontrolling interests	(510)	139
Net loss attributable to the Company	$(34,912)	$(89,868)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.07)	$(0.19)
(1)Excludes depreciation and amortization

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31,
	2023	2022
Net loss attributable to the Company	$(34,912)	$(89,868)
Foreign currency translation adjustments	(3,680)	4,265
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sale of Swiss business, included in “Other operating income, net”	(32,862)	—
Comprehensive loss	(71,454)	(85,603)
Less amount attributable to noncontrolling interests	2	(6)
Comprehensive loss attributable to the Company	$(71,456)	$(85,597)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2023
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net loss		(510)	—	—	(34,912)	—	—	(35,422)
Release of stock awards and exercise of stock options	7,686,695	—	77	(77)	—	—	(3,307)	(3,307)
Share-based compensation		—	—	4,124	—	—	—	4,124
Payments from noncontrolling interests		96	—	—	—	—	—	96
Other comprehensive income (loss)		2	—	—	—	(3,682)	—	(3,680)
Disposal of Swiss business		—	—	—	—	(32,862)	—	(32,862)
Balances at March 31, 2023	491,325,901	$12,452	$4,913	$3,547,471	$(6,504,865)	$(371,733)	$(22,095)	$(3,333,857)

	Three Months Ended March 31, 2022
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		139	—	—	(89,868)	—	—	(89,729)
Release of stock awards and exercise of stock options	542,586	—	5	(5)	—	—	(12)	(12)
Share-based compensation		—	—	4,714	—	—	—	4,714
Payments to noncontrolling interests		(199)	—	—	—	—	—	(199)
Other comprehensive income (loss)		(6)	—	—	—	4,271	—	4,265
Balances at March 31, 2022	475,023,448	$10,994	$4,750	$3,527,076	$(6,463,217)	$(346,679)	$(7,855)	$(3,274,931)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(35,422)	$(89,729)
Reconciling items:
Depreciation and amortization	72,963	60,407
Non-cash operating lease expense	85,152	83,594
Deferred taxes	5,412	(1,749)
Share-based compensation	4,124	4,714
Net gain on disposal of business and operating assets	(96,749)	(11,841)
Foreign exchange transaction loss (gain)	(9,137)	6,686
Other reconciling items, net	5,894	2,773
Changes in operating assets and liabilities, net of effects of disposition:
Decrease in accounts receivable	110,532	109,948
Increase in prepaid expenses and other operating assets	(31,266)	(11,042)
Decrease in accounts payable and accrued expenses	(63,904)	(53,772)
Decrease in operating lease liabilities	(93,357)	(98,948)
Increase in accrued interest	29,711	29,106
Increase in deferred revenue	23,599	18,705
Increase in other operating liabilities	3,356	613
Net cash provided by operating activities	10,908	49,465
Cash flows from investing activities:
Capital expenditures	(38,427)	(35,809)
Asset acquisitions	(5,675)	(2,518)
Net proceeds from disposal of business and assets	93,523	19,359
Other investing activities, net	(320)	154
Net cash provided by (used for) investing activities	49,101	(18,814)
Cash flows from financing activities:
Payments on long-term debt	(5,501)	(5,542)
Taxes paid related to net share settlement of equity awards	(3,307)	(12)
Other financing activities, net	96	(199)
Net cash used for financing activities	(8,712)	(5,753)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,079	(2,270)
Net increase in cash, cash equivalents and restricted cash	52,376	22,628
Cash, cash equivalents and restricted cash at beginning of period	298,682	419,971
Cash, cash equivalents and restricted cash at end of period	$351,058	$442,599
Supplemental disclosures:
Cash paid for interest	$72,320	$51,575
Cash paid for income taxes, net of refunds	$2,122	$774

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
These consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. and its subsidiaries, as well as entities in which the Company has a controlling financial interest or for which the Company is the primary beneficiary. Intercompany transactions have been eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 28, 2023.
The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
As described in the Company’s 2022 Annual Report on Form 10-K, the Company changed segments during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). As such, the Company has revised its segment disclosures for prior periods to conform to the current period presentation. Additionally, certain prior period amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2023 presentation.
Disposition
As disclosed in the Company’s 2022 Annual Report on Form 10-K, in December 2022, Clear Channel International Limited, a wholly-owned subsidiary of the Company, entered into a definitive agreement to sell its business in Switzerland to Goldbach Group AG. As such, assets and liabilities of the Company’s business in Switzerland were presented as held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2022.
The conditions to closing were satisfied during the first quarter of 2023, and the sale of the Company’s business in Switzerland was completed on March 31, 2023. The Company recognized a gain on sale of $96.4 million, recorded within “Other operating income, net” on the Consolidated Statement of Loss for the three months ended March 31, 2023. Gross cash proceeds of $94.2 million are reflected as cash from investing activities within “Net proceeds from disposal of business and assets” on the Consolidated Statement of Cash Flows for the three months ended March 31, 2023.
NOTE 2 – SEGMENT DATA
The Company has four reportable segments, which it believes best reflect how the Company is currently managed: America, Airports, Europe-North and Europe-South. The Company's remaining operations in Latin America and Singapore are disclosed as “Other.”
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
The following table presents the Company’s reportable segment results for the three months ended March 31, 2023 and 2022. As described in Note 1, the Company has revised its segment disclosures for the prior period to conform to the current period presentation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2023	2022
Revenue
America	$236,049	$239,256
Airports	53,789	55,883
Europe-North	128,503	122,098
Europe-South	108,015	89,550
Other	19,079	18,901
Total	$545,435	$525,688
Capital Expenditures(1)
America	$16,808	$14,800
Airports	4,751	3,012
Europe-North	7,066	6,450
Europe-South	5,051	8,623
Other	1,921	1,003
Corporate	2,830	1,921
Total	$38,427	$35,809
Segment Adjusted EBITDA
America	$81,365	$100,406
Airports	6,264	9,930
Europe-North	7,172	6,974
Europe-South	(12,220)	(21,807)
Other	369	460
Total	$82,950	$95,963
Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$82,950	$95,963
Less reconciling items:
Corporate expenses(2)	34,541	43,645
Depreciation and amortization	72,963	60,407
Restructuring and other costs(3)	561	434
Other operating income, net	(91,276)	(4,911)
Interest expense, net	102,753	82,798
Other expense (income), net	(9,004)	5,999
Consolidated net loss before income taxes	$(27,588)	$(92,409)
(1)In addition to payments that occurred during the period for capital expenditures, as disclosed here and in the Consolidated Statements of Cash Flows, the Company had $18.0 million and $16.6 million of accrued capital expenditures that remained unpaid as of March 31, 2023 and 2022, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers in accordance with ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geography, for the three months ended March 31, 2023 and 2022:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended March 31, 2023
U.S.(1)	$144,557	$145,281	$289,838
Europe(2)	219,034	17,484	236,518
Other(3)	13,413	5,666	19,079
Total	$377,004	$168,431	$545,435

Three Months Ended March 31, 2022
U.S.(1)	$147,880	$147,259	$295,139
Europe(2)	194,100	17,548	211,648
Other(3)	13,398	5,503	18,901
Total	$355,378	$170,310	$525,688
(1)U.S. revenue, which also includes revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North and Europe-South segments.
(3)Other includes the Company’s businesses in Latin America and Singapore.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2023(1)	2022
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$480,016	$492,706
Ending balance	392,838	390,049

Deferred revenue from contracts with customers:
Beginning balance	$32,369	$42,016
Ending balance	54,521	56,955
(1)The beginning balances for the three months ended March 31, 2023 exclude accounts receivable and deferred revenue from contracts with customers that were held for sale as of December 31, 2022.
During the three months ended March 31, 2023 and 2022, respectively, the Company recognized $26.0 million and $32.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s contracts with customers generally have terms of one year or less. However, as of March 31, 2023, the Company expected to recognize $83.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.
NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2023 and December 31, 2022 consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Term Loan Facility Due 2026(1),(2)	$1,930,000	$1,935,000
Revolving Credit Facility Due 2024	—	—
Receivables-Based Credit Facility Due 2024	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(3)	36,844	36,798
Original issue discount	(5,242)	(5,596)
Long-term debt fees	(44,660)	(47,185)
Total debt	5,591,942	5,594,017
Less: Current portion	27,002	25,218
Total long-term debt	$5,564,940	$5,568,799
(1)The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. In accordance with these terms, the Company paid $5.0 million of the outstanding principal on the Term Loan Facility during the three months ended March 31, 2023.
(2)On February 20, 2023, the Senior Secured Credit Agreement was amended to establish Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined therein) as the alternate rate of interest applicable to the Company’s Term Loan Facility in connection with the cessation of London Interbank Offered Rate (“LIBOR”). Please refer to the Company’s 2022 Annual Report on Form 10-K for additional details regarding this amendment.
(3)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $32.5 million at current exchange rates.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.8 billion and $4.7 billion as of March 31, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of March 31, 2023, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
As of March 31, 2023, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $131.8 million of remaining excess availability, and $43.1 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $73.5 million of excess availability. Additionally, as of March 31, 2023, the Company had $86.0 million and $32.1 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $9.0 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

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
The Company advised both the SEC and the U.S. Department of Justice (the “DOJ”) of the investigation of Clear Media and continues to cooperate with these agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, the Company received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited, a special-purpose vehicle wholly-owned by a consortium of investors, which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale.
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
NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three months ended March 31, 2023 and 2022 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2023	2022
Current tax benefit (expense)	$(2,422)	$931
Deferred tax benefit (expense)	(5,412)	1,749
Income tax benefit (expense)	$(7,834)	$2,680

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective tax rates for the three months ended March 31, 2023 and 2022 were (28.4)% and 2.9%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. The effective tax rate for the three months ended March 31, 2023 was also impacted by the sale of the Company’s business in Switzerland.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Structures	$2,341,336	$2,317,552
Furniture and other equipment	250,153	244,154
Land, buildings and improvements	153,014	154,439
Construction in progress	64,304	80,567
Property, plant and equipment, gross	2,808,807	2,796,712
Less: Accumulated depreciation	(2,039,104)	(2,009,164)
Property, plant and equipment, net	$769,703	$787,548
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$742,732	$(32,067)	$739,119	$(16,058)
Transit, street furniture and other outdoor contractual rights	422,386	(386,610)	420,838	(383,184)
Permanent easements(1)	162,759	—	160,688	—
Trademarks	83,569	(32,971)	83,569	(30,889)
Other	1,384	(1,301)	1,302	(1,203)
Total intangible assets	$1,412,830	$(452,949)	$1,405,516	$(431,334)
(1)During the three months ended March 31, 2023, the Company acquired permits and permanent easements of $3.5 million and $2.1 million, respectively, as part of asset acquisitions. The acquired permit has an amortization period of 16 years.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the three months ended March 31, 2023:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2022(1)	$482,937	$24,882	$142,824	$650,643
Foreign currency impact	—	—	1,530	1,530
Balance as of March 31, 2023	$482,937	$24,882	$144,354	$652,173
(1)The balance at December 31, 2022 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North, $128.9 million for Europe-South and $90.4 million for Other.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – COST-SAVINGS INITIATIVES
Restructuring Plan to Reduce Headcount
During 2020, the Company committed to a restructuring plan to reduce headcount in its Europe business, which was executed through the fourth quarter of 2021 when the impacted employees were terminated. Since then, any additional costs incurred, or in some cases reversed, related to residual restructuring activity in the Company’s Europe-South segment. As of March 31, 2023, the Company had incurred cumulative costs of $37.4 million in its Europe-South segment in connection with this restructuring plan. Substantially all costs have been severance benefits and related costs, and remaining costs associated with this restructuring plan are not expected to be significant.
As of March 31, 2023, the remaining liability related to this restructuring plan was $5.7 million. The Company expects to pay most of this balance by the end of 2023. The following table presents changes in this liability balance during the three months ended March 31, 2023:

(In thousands)	Europe-South
Liability balance as of December 31, 2022	$7,203
Costs incurred, net(1)	157
Costs paid or otherwise settled	(1,745)
Foreign currency impact	90
Liability balance as of March 31, 2023	$5,705
(1)Costs are reported in “Direct operating expenses” and “Selling, general and administrative expenses” on the Consolidated Statements of Loss. They are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three months ended March 31, 2023 and 2022:

(In thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to the Company – common shares	$(34,912)	$(89,868)
Denominator:
Weighted average common shares outstanding – basic	478,501	470,568
Weighted average common shares outstanding – diluted	478,501	470,568
Net loss attributable to the Company per share of common stock:
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)
Outstanding equity awards of 19.2 million and 27.6 million for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 — OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents in the Balance Sheets	$339,976	$286,781
Cash and cash equivalents included in Assets held for sale	—	569
Restricted cash included in:
Other current assets	2,764	2,763
Assets held for sale	—	512
Other assets	8,318	8,057
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$351,058	$298,682
Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$547,582	$642,390
Less: Allowance for credit losses	(24,574)	(22,561)
Accounts receivable, net	$523,008	$619,829
Credit loss expense related to accounts receivable was $2.7 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. The increase was driven by specific reserves for certain customers.
Share-Based Compensation
On May 2, 2023, the Compensation Committee of the Company’s Board of Directors approved grants of 15.0 million restricted stock units (“RSUs”) and 3.4 million performance stock units (“PSUs”) to certain of its employees.
•The RSUs generally vest in three equal annual installments on each of April 1, 2024, April 1, 2025 and April 1, 2026, provided that the recipient is still employed by, or providing services to, the Company on each such vesting date.
•The PSUs vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on April 1, 2023 and ending on March 31, 2026 (the “Performance Period”). If the Company achieves Relative TSR at the 75th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 50th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 25th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation. Notwithstanding the foregoing, to the extent the Company’s absolute total shareholder return over the Performance Period is less than 0%, the maximum payout shall not be greater than 100% of the target number of shares. The PSUs are considered market-condition awards pursuant to ASC Topic 260, Earnings Per Share.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three months ended March 31, 2023 and 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company's 2022 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays we own or operate in key markets worldwide using various digital and traditional display types. Effective December 31, 2022, we have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (the “U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in France, Switzerland (prior to its sale on March 31, 2023), Spain and Italy. Our remaining operations in Latin America and Singapore are disclosed as “Other.” We have conformed the segment disclosures for the prior period in this MD&A and throughout this Quarterly Report on Form 10-Q to the current period presentation.
Macroeconomic Trends and Seasonality
As described in our 2022 Annual Report on Form 10-K, global inflation increased in 2022, and in response, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Interest rates have continued to rise in the first quarter of 2023, and while inflation rates have slowed, global inflation remains high and has impacted our results due to higher costs, particularly in Europe. We believe we have partially offset these higher costs by increasing the effective advertising rates for our products.
Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, among other European currencies, peaking in the third quarter. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the first quarter of 2023. While inflation, interest rates and foreign currency exchange rates may be less volatile in 2023, fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Subsequent to the filing of our 2022 Annual Report on Form 10-K on February 28, 2023, the U.S. banking market experienced increased volatility as a result of several distressed or closed banks. While we have not realized any losses as a result of this increased market volatility, we continue to monitor the situation and will take appropriate measures, as necessary, to minimize potential risk exposure to our customers’ and our cash and investment balances.
We believe the out-of-home industry has demonstrated resilience from macroeconomic events, and during the first quarter of 2023, we observed healthy demand from advertisers. However, we expect country level growth rates to vary throughout the year. During the quarter, we saw some weakness within the U.S. due to specific issues impacting certain national accounts that we do not believe are related to broader macroeconomic events.
Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.

Disposition and Strategic Reviews
As described in our 2022 Annual Report on Form 10-K, we entered into an agreement in December 2022 to sell our business in Switzerland to Goldbach Group AG. On March 31, 2023, we completed this sale and received gross proceeds of $94.2 million.
Our reviews of strategic alternatives for our other European businesses, including the potential disposal of certain of our European assets, remain ongoing. However, there can be no assurance that these reviews will result in any transactions or particular outcomes. We have not set a timetable for completion of these reviews, may suspend the processes at any time and do not intend to make further announcements regarding these processes unless and until our Board of Directors approves a specific course of action for which further disclosure is appropriate.
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
•Corporate expenses, depreciation and amortization, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a total company basis and are therefore included only in our discussion of consolidated results.
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
Consolidated Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$545,435	$525,688	3.8%
Operating expenses:
Direct operating expenses(1)	344,850	321,202	7.4%
Selling, general and administrative expenses(1)	118,196	108,957	8.5%
Corporate expenses(1)	34,541	43,645	(20.9)%
Depreciation and amortization	72,963	60,407	20.8%
Other operating income, net	(91,276)	(4,911)
Operating income (loss)	66,161	(3,612)
Interest expense, net	(102,753)	(82,798)
Other income (expense), net	9,004	(5,999)
Loss before income taxes	(27,588)	(92,409)
Income tax benefit (expense)	(7,834)	2,680
Consolidated net loss	(35,422)	(89,729)
Less amount attributable to noncontrolling interest	(510)	139
Net loss attributable to the Company	$(34,912)	$(89,868)
(1)Excludes depreciation and amortization

Consolidated Revenue
Consolidated revenue increased $19.7 million, or 3.8%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $15.2 million impact of movements in foreign exchange rates, consolidated revenue increased $34.9 million, or 6.6%, driven by increased demand in our Europe-North and Europe-South segments.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $23.6 million, or 7.4%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $12.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $35.9 million, or 11.2%, largely due to higher site lease expense mainly driven by new and amended lease contracts and higher revenue. We also incurred higher production, installation and maintenance expenses largely driven by higher prices and increased sales activity in Europe.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Site lease expense	$240,312	$222,164	8.2%
Site lease expense, excluding movements in foreign exchange rates	247,601	222,164	11.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	7,273	9,603	(24.3)%
Restructuring and other costs	508	4
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $9.2 million, or 8.5%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $3.2 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $12.5 million, or 11.4%, most notably driven by higher employee compensation costs, higher credit loss expense due to specific reserves for certain customers, and higher marketing costs.
The following table provides the restructuring and other costs included within SG&A expenses during the three months ended March 31, 2023 and 2022:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Restructuring and other costs	$53	$430	(87.7)%
Corporate Expenses
Corporate expenses decreased $9.1 million, or 20.9%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $0.8 million impact from movements in foreign exchange rates, corporate expenses decreased $8.3 million, or 19.0%, due to lower restructuring and other costs largely driven by estimated legal liabilities recorded in the first quarter of 2022.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Share-based compensation expense	$4,124	$4,714	(12.5)%
Restructuring and other costs (reversals)	(55)	9,070	(100.6)%

Depreciation and Amortization
Depreciation and amortization increased $12.6 million, or 20.8%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $1.2 million impact of movements in foreign exchange rates, depreciation and amortization increased $13.8 million, or 22.8%. The increase was driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which resulted in a $16.0 million increase in amortization expense during the three months ended March 31, 2023 compared to the same period of 2022. This was partially offset by the impact of other assets becoming fully depreciated.
Other Operating Income, Net
Other operating income, net, of $91.3 million during the three months ended March 31, 2023 was driven by a $96.4 million gain on the sale of our business in Switzerland, partially offset by costs related to the strategic reviews of our other Europe businesses.
Other operating income, net, of $4.9 million during the three months ended March 31, 2022 was driven by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our America segment. This was partially offset by costs related to the strategic reviews of our Europe businesses.
Interest Expense, Net
Interest expense, net, increased $20.0 million during the three months ended March 31, 2023 compared to the same period of 2022 driven by higher interest rates on our Term Loan Facility.
Other Income (Expense), Net
Other income, net, of $9.0 million and other expense, net, of $6.0 million during the three months ended March 31, 2023 and 2022, respectively, primarily resulted from net foreign exchange gains and losses recognized in connection with intercompany notes denominated in a currency other than the functional currency, driven by fluctuations in the value of the U.S. dollar against foreign currencies, particularly the Euro and British pound sterling.
Income Tax Benefit (Expense)
The effective tax rates for the three months ended March 31, 2023 and 2022 were (28.4)% and 2.9%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. The effective tax rate for the three months ended March 31, 2023 was also impacted by the sale of the Company’s business in Switzerland.
America Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$236,049	$239,256	(1.3)%
Direct operating expenses(1)	104,817	94,651	10.7%
SG&A expenses(1)	49,881	44,543	12.0%
Segment Adjusted EBITDA	81,365	100,406	(19.0)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue decreased $3.2 million, or 1.3%, during the three months ended March 31, 2023 compared to the same period of 2022. Lower revenue from print displays was partially offset by higher revenue from digital displays, which increased 3.6%, as follows:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Digital revenue	$78,018	$75,332	3.6%
Percent of total segment revenue	33.1%	31.5%

Revenue generated from national sales comprised 33.1% and 35.8% of America revenue for the three months ended March 31, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $10.2 million, or 10.7%, during the three months ended March 31, 2023 compared to the same period of 2022 primarily due to higher site lease expense mainly driven by new and amended lease contracts and lower rent abatements. The following table provides additional information about certain of these drivers:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Site lease expense	$83,030	$73,294	13.3%
Reductions of rent expense on lease and non-lease contracts from rent abatements	1,204	3,667	(67.2)%
America SG&A Expenses
America SG&A expenses increased $5.3 million, or 12.0%, during the three months ended March 31, 2023 compared to the same period of 2022 largely due to higher credit loss expense driven by specific reserves for certain customers and higher employee compensation costs largely driven by increased headcount.
Airports Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$53,789	$55,883	(3.7)%
Direct operating expenses	39,651	38,437	3.2%
SG&A expenses	7,874	7,516	4.8%
Segment Adjusted EBITDA	6,264	9,930	(36.9)%
Airports Revenue
Airports revenue decreased $2.1 million, or 3.7%, during the three months ended March 31, 2023 compared to the same period of 2022 driven by the timing of campaign spending in certain airports. Digital revenue decreased 3.3% during the three months ended March 31, 2023 as compared to the same period of 2022, as follows:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Digital revenue	$29,578	$30,581	(3.3)%
Percent of total segment revenue	55.0%	54.7%
Revenue generated from national sales comprised 60.1% and 55.2% of Airports revenue for the three months ended March 31, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $1.2 million, or 3.2%, during the three months ended March 31, 2023 compared to the same period of 2022 driven by higher site lease expense. The following table provides additional information about certain drivers of Airports direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Site lease expense	$36,250	$34,639	4.7%
Reductions of rent expense on lease and non-lease contracts from rent abatements	5,507	4,602	19.7%

Europe-North Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$128,503	$122,098	5.2%
Direct operating expenses(1)	96,032	90,275	6.4%
SG&A expenses(1)	25,533	25,143	1.6%
Segment Adjusted EBITDA	7,172	6,974	2.8%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $6.4 million, or 5.2%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $11.7 million impact of movements in foreign exchange rates, Europe-North revenue increased $18.1 million, or 14.9%, driven by increased demand and new contracts. We have seen year-over-year increases in revenue across all of our products and in all of the countries in which we operate, with the largest increases in Belgium, Sweden and the U.K.
Europe-North digital revenue increased 5.9% during the three months ended March 31, 2023 as compared to the same period of 2022, or 16.1% excluding the impact of movements in foreign exchange rates, as follows:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Digital revenue	$65,317	$61,677	5.9%
Percent of total segment revenue	50.8%	50.5%
Digital revenue, excluding movements in foreign exchange rates	71,610	61,677	16.1%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $5.8 million, or 6.4%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $8.9 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $14.7 million, or 16.2%, due to higher site lease expense largely driven by higher revenue and new contracts, higher maintenance costs driven by increased electricity prices, and higher production and installation costs driven by increased sales activity and higher prices.
The following table provides additional information about certain drivers of Europe-North direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Site lease expense	$56,734	$54,688	3.7%
Site lease expense, excluding movements in foreign exchange rates	62,126	54,688	13.6%
Reductions of rent expense on lease and non-lease contracts from rent abatements	479	681	(29.7)%
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $0.4 million, or 1.6%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $2.3 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $2.7 million, or 10.5%, largely due to higher employee compensation costs driven by higher sales commissions and pay increases.

Europe-South Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$108,015	$89,550	20.6%
Direct operating expenses(1)	92,247	85,322	8.1%
SG&A expenses(1)	28,301	25,831	9.6%
Segment Adjusted EBITDA	(12,220)	(21,807)	44.0%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-South Revenue
Europe-South revenue increased $18.5 million, or 20.6%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $3.9 million impact of movements in foreign exchange rates, Europe-South revenue increased $22.4 million, or 25.0%. As this segment has continued to recover from the adverse effects of COVID-19, we have seen increases in revenue driven by increased demand across all of our products, most notably street furniture, and in all of the countries in which we operate, with the largest increase in France.
Europe-South digital revenue increased 32.1% during the three months ended March 31, 2023 as compared to the same period of 2022, or 35.3% excluding the impact of movements in foreign exchange rates, as follows:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Digital revenue	$22,175	$16,788	32.1%
Percent of total segment revenue	20.5%	18.7%
Digital revenue, excluding movements in foreign exchange rates	22,712	16,788	35.3%
Europe-South Direct Operating Expenses
Europe-South direct operating expenses increased $6.9 million, or 8.1%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $3.6 million impact of movements in foreign exchange rates, Europe-South direct operating expenses increased $10.6 million, or 12.4%, largely due to higher site lease expense mainly driven by new contracts and higher revenue. The remaining increase was largely driven by higher production, installation and maintenance costs.
The following table provides additional information about certain drivers of Europe-South direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Site lease expense	$55,952	$51,285	9.1%
Site lease expense, excluding movements in foreign exchange rates	58,061	51,285	13.2%
Reductions of rent expense on lease and non-lease contracts from rent abatements	—	575	(100.0)%
Europe-South SG&A Expenses
Europe-South SG&A expenses increased $2.5 million, or 9.6%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $1.1 million impact of movements in foreign exchange rates, Europe-South SG&A expenses increased $3.6 million, or 14.0%, largely driven by higher marketing and information technology costs.

Other Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2023	2022	Change
Revenue	$19,079	$18,901	0.9%
Direct operating expenses	12,103	12,517	(3.3)%
SG&A expenses	6,607	5,924	11.5%
Segment Adjusted EBITDA	369	460	(19.8)%
Other revenue increased $0.2 million, or 0.9%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $0.5 million impact of movements in foreign exchange rates, Other revenue decreased $0.3 million, or 1.4%, driven by the termination of a public bicycle rental program in Latin America.
Other direct operating expenses decreased $0.4 million, or 3.3%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $0.3 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $0.7 million, or 5.4%, driven by lower expenses related to the termination of a public bicycle rental program in Latin America.
Other SG&A expenses increased $0.7 million, or 11.5%, during the three months ended March 31, 2023 compared to the same period of 2022. Excluding the $0.2 million impact of movements in foreign exchange rates, Other SG&A expenses increased $0.5 million, or 8.6%, driven by higher employee compensation costs.
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
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events such as heightened inflation, higher interest rates, currency fluctuations and slower economic growth or recession; financial and industry conditions such as volatility in the U.S. and global banking market; and geopolitical events such as the war in Ukraine. Please refer to Item 3 of Part I of this Quarterly Report on Form 10-Q for additional details about our market risks. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider, and enter into discussions with our lenders and other parties related to, potential financing alternatives. In the future, we may need to obtain supplemental liquidity through additional financing from banks or other lenders; public offerings or private placements of debt, equity or equity-linked securities; strategic relationships or other arrangements; or from a combination of these sources. However, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control, and even if financing alternatives are available, we may not find them suitable or at reasonable interest rates. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the three months ended March 31, 2023 and 2022, we incurred site lease expense of $240.3 million and $222.2 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities throughout our business. During the three months ended March 31, 2023 and 2022, we reduced our site lease expense by rent abatements of $7.3 million and $9.6 million, respectively. As our business has generally recovered from the effects of COVID-19, we expect rent abatements to continue to decline in future periods.
During the three months ended March 31, 2023 and 2022, we made cash expenditures for our restructuring plan to reduce headcount in Europe of $1.7 million and $5.9 million, respectively, and as of March 31, 2023, we had $5.7 million of related future cash obligations. Remaining costs are not expected to be significant. Please refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the three months ended March 31, 2023 and 2022:

(In thousands)	Three Months Ended March 31,
	2023	2022
America	$16,808	$14,800
Airports	4,751	3,012
Europe-North	7,066	6,450
Europe-South	5,051	8,623
Other	1,921	1,003
Corporate	2,830	1,921
Total capital expenditures(1),(2)	$38,427	$35,809
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $18.0 million and $16.6 million of accrued capital expenditures that remained unpaid as of March 31, 2023 and 2022, respectively.
(2)Excludes asset acquisitions.
During the three months ended March 31, 2023 and 2022, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $5.7 million and $2.5 million, respectively. These asset acquisitions primarily included permits and permanent easements.
Debt Service Obligations
During the three months ended March 31, 2023 and 2022, we paid interest of $72.3 million and $51.6 million, respectively, with the increase driven by higher interest rates on our Term Loan Facility. We anticipate having cash interest payment obligations of $341.8 million during the remainder of the year, assuming that we do not refinance or incur additional debt.
Additionally, during each of the three months ended March 31, 2023 and 2022, we made $5.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement and will make additional principal payments on this debt totaling $15.0 million during the remainder of the year. During the second half of the year, we will make approximately $4.1 million of principal payments on the state-guaranteed loan held by one of our non-guarantor European subsidiaries.
Please refer to Note 4 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of March 31, 2023, we were in compliance with all of the covenants contained in our debt agreements.

Sources of Capital and Liquidity
Cash On Hand
As of March 31, 2023, we had $340.0 million of cash on our balance sheet, including $185.7 million of cash held outside the U.S. by our subsidiaries. Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. In accordance with these restrictions, cash proceeds from the sale of our business in Switzerland must be reinvested into our European businesses or otherwise used in the manner set forth in the indenture. We could presently repatriate other excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
During the three months ended March 31, 2023, net cash provided by operating activities was $10.9 million, a decrease of $38.6 million compared to the same period of 2022. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees to a lesser extent than in the prior period. Additionally, cash paid for interest increased $20.7 million driven by higher interest rates, as previously described.
During the three months ended March 31, 2022, net cash provided by operating activities was $49.5 million as cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders. Cash paid for interest was $51.6 million.
Dispositions
During the three months ended March 31, 2023, we received net cash proceeds from the disposal of assets of $93.5 million, including $94.2 million of gross proceeds from the sale of our business in Switzerland. We intend to use the net proceeds, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility in our European businesses as permitted under our debt agreements.
During the three months ended March 31, 2022, we received cash proceeds from the disposal of assets of $19.4 million, including compensation received from local governments for the condemnation and removal of billboards in certain markets in our America segment.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2024. The table below presents our borrowings and excess availability under these credit facilities as of March 31, 2023:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$175.0	$116.6	$291.6
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	43.1	86.3
Excess availability	$131.8	$73.5	$205.3
(1)The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $125.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.25 to 1.00 as of March 31, 2023. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.

First Lien Debt
The following table presents a calculation of our first lien debt as of March 31, 2023:

(In millions)	March 31, 2023
Term Loan Facility	$1,930.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	4.3
Less: Cash and cash equivalents	(340.0)
First lien debt(1)	$2,844.4
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $542.3 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation; further adjusted for charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items, including adjustments related to sold businesses.
    The following table reconciles EBITDA to operating income and net cash provided by operating activities for the four quarters ended March 31, 2023:

Four Quarters Ended
(In millions)	March 31, 2023
EBITDA (as defined by the Senior Secured Credit Agreement)	$542.3
Depreciation and amortization, impairment charges and share-based compensation	(326.5)
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(7.9)
Other items(1)	93.4
Operating income(2)	301.3
Interest expense, net; other expense, net and income tax benefit	(341.4)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(3)	533.2
Changes in operating assets and liabilities	(391.7)
Net cash provided by operating activities(2)	$101.4
(1)Includes a gain on the sale of our business in Switzerland of $96.4 million.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
(3)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; net gain on disposal of business and operating assets; foreign exchange transaction loss and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions, and effects if actual results differ from these assumptions that were disclosed in Item 7 of our 2022 Annual Report on Form 10-K.

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
A wide range of factors could materially affect future developments and performance, including but not limited to: continued economic uncertainty, an economic slowdown or a recession; financial and industry conditions such as volatility in the U.S. and global banking market; the continued impact of the COVID-19 pandemic; our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; the difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; competition; technological changes and innovations; regulations and consumer concerns regarding privacy and data protection; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations, as well as various actual and proposed environmental, social and governance policies and regulations; the impact of the strategic review processes of our European businesses, including possible sales; the impact of future dispositions, acquisitions and other strategic transactions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia, Inc. will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; volatility of our stock price; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; the effect of analyst or credit ratings downgrades; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. During the three months ended March 31, 2023, fluctuations in foreign currency exchange rates resulted in a net negative impact of $0.6 million to reported Segment Adjusted EBITDA for our Europe-North segment and a net positive impact of $0.8 million to reported Segment Adjusted EBITDA for our Europe-South segment, primarily driven by fluctuations of the U.S. dollar against the British pound sterling and Euro, respectively.
During the three months ended March 31, 2023, our Europe-North and Europe-South segments reported Segment Adjusted EBITDA of $7.2 million and $(12.2) million, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Segment Adjusted EBITDA for our Europe-North segment by $0.7 million and increased Segment Adjusted EBITDA for our Europe-South segment by $1.2 million, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Segment Adjusted EBITDA for our Europe-North segment and decreased Segment Adjusted EBITDA for our Europe-South segment by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or such foreign countries or on the results of operations of these foreign entities.

Interest Rate Risk
As of March 31, 2023, approximately 34% of our aggregate principal amount of long-term debt bore interest at variable rates, and as a result, our financial results are affected by changes in interest rates, primarily the Federal Funds Rate and LIBOR. In connection with the phasing-out of LIBOR, which will no longer be published after June 2023, we amended our Term Loan Facility in February 2023 to replace the LIBOR reference rate with SOFR plus a credit spread adjustment for new borrowings or the continuation of existing borrowings. We are continuing to work with the administrative agents of our Revolving Credit Facility and Receivables-Based Credit Facility to agree on replacement rates for those agreements. At this time, we do not expect the replacement of LIBOR to result in a material impact to our financial results.
In response to heightened levels of inflation, central banks raised interest rates significantly in 2022. The U.S. Federal Reserve further raised rates in the first quarter of 2023, resulting in a slight increase in our weighted average cost of debt from 7.1% at December 31, 2022 to 7.2% at March 31, 2023. Governments may continue to increase interest rates to combat inflation, although the pace of interest rate increases is expected to slow as inflation continues to decline. Assuming the current level of borrowings and a 100 basis point increase in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2023 would have increased by $4.8 million. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. In 2022, there was a worldwide surge in inflation. While inflation rates have slowed in the first quarter of 2023, global inflation remains high. These heightened levels of global inflation have affected our results, particularly in Europe, due to higher costs for electricity, employees, materials and equipment. Although the exact impact of inflation on our margins and earnings is indeterminable, we believe we have partially offset these higher costs by increasing the effective advertising rates for most of our out-of-home display faces.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended March 31, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31	—		—	—
February 1 through February 28	456,601	$1.73	—	—
March 1 through March 31	2,097,111	$1.20	—	—
Total	2,553,712	$1.29	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended March 31, 2023 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019)

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019)
10.1
Third Amendment to Credit Agreement, dated as of February 20, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 28, 2023)

10.4
Amended and Restated Employment Agreement, dated as of March 7, 2023, by and between Clear Channel Outdoor Holdings, Inc. and Brian Coleman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2023)

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
__________________
*    Filed herewith.
**    Furnished herewith.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 9, 2023	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer