Form 10-Q
period 2023-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2023-08-07
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2023
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	482,914,158

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$232,877	$286,781
Accounts receivable, net	525,629	619,829
Prepaid expenses	59,293	55,371
Other current assets	26,549	27,395
Current assets held for sale	47,422	131,540
Total Current Assets	891,770	1,120,916
PROPERTY, PLANT AND EQUIPMENT
Structures, net	509,945	556,312
Other property, plant and equipment, net	199,833	231,236
INTANGIBLE ASSETS AND GOODWILL
Permits, net	697,914	723,061
Other intangible assets, net	247,626	251,121
Goodwill	653,713	650,643
OTHER ASSETS
Operating lease right-of-use assets	1,505,523	1,479,634
Other assets	64,754	73,088
Other assets held for sale	68,656	—
Total Assets	$4,839,734	$5,086,011
CURRENT LIABILITIES
Accounts payable	$76,503	$101,621
Accrued expenses	423,381	488,782
Current operating lease liabilities	230,309	254,217
Accrued interest	83,884	80,133
Deferred revenue	87,596	60,408
Current portion of long-term debt	29,069	25,218
Current liabilities held for sale	34,218	111,161
Total Current Liabilities	964,960	1,121,540
NON-CURRENT LIABILITIES
Long-term debt	5,561,919	5,568,799
Non-current operating lease liabilities	1,313,925	1,277,854
Deferred tax liabilities, net	244,880	243,668
Other liabilities	133,720	136,956
Other liabilities held for sale	25,691	—
Total Liabilities	8,245,095	8,348,817

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	10,643	12,864
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (493,857,081 shares issued as of June 30, 2023; 483,639,206 shares issued as of December 31, 2022)	4,939	4,836
Additional paid-in capital	3,553,624	3,543,424
Accumulated deficit	(6,542,162)	(6,469,953)
Accumulated other comprehensive loss	(408,916)	(335,189)
Treasury stock (10,951,737 shares held as of June 30, 2023; 7,325,251 shares held as of December 31, 2022)	(23,489)	(18,788)
Total Stockholders' Deficit	(3,405,361)	(3,262,806)
Total Liabilities and Stockholders' Deficit	$4,839,734	$5,086,011

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$637,239	$643,380	$1,182,674	$1,169,068
Operating expenses:
Direct operating expenses(1)	346,560	331,325	691,410	652,527
Selling, general and administrative expenses(1)	113,183	118,294	231,379	227,251
Corporate expenses(1)	57,557	39,081	92,098	82,726
Depreciation and amortization	71,138	60,577	144,101	120,984
Impairment charges	—	21,805	—	21,805
Other operating (income) expense, net	(5,785)	1,367	(97,061)	(3,544)
Operating income	54,586	70,931	120,747	67,319
Interest expense, net	(105,242)	(86,594)	(207,995)	(169,392)
Other income (expense), net	12,319	(26,235)	21,323	(32,234)
Loss before income taxes	(38,337)	(41,898)	(65,925)	(134,307)
Income tax benefit (expense)	1,758	(23,419)	(6,076)	(20,739)
Consolidated net loss	(36,579)	(65,317)	(72,001)	(155,046)
Less amount attributable to noncontrolling interests	718	347	208	486
Net loss attributable to the Company	$(37,297)	$(65,664)	$(72,209)	$(155,532)

Net loss attributable to the Company per share of common stock — basic and diluted	$(0.08)	$(0.14)	$(0.15)	$(0.33)
(1)Excludes depreciation and amortization

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to the Company	$(37,297)	$(65,664)	$(72,209)	$(155,532)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,238)	1,194	(6,077)	5,459
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sales of businesses(1)	(31,945)	—	(67,648)	—
Other comprehensive (loss) income	(37,183)	1,194	(73,725)	5,459
Comprehensive loss	(74,480)	(64,470)	(145,934)	(150,073)
Less amount attributable to noncontrolling interests	—	(11)	2	(17)
Comprehensive loss attributable to the Company	$(74,480)	$(64,459)	$(145,936)	$(150,056)
(1)Included in “Other operating (income) expense, net” on Consolidated Statements of Loss

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended June 30, 2023
Balances at March 31, 2023	491,325,901	$12,452	$4,913	$3,547,471	$(6,504,865)	$(371,733)	$(22,095)	$(3,333,857)
Net income (loss)		718	—	—	(37,297)	—	—	(36,579)
Release of stock awards and exercise of stock options	2,531,180	—	26	(26)	—	—	(1,394)	(1,394)
Share-based compensation		—	—	6,179	—	—	—	6,179
Payments to noncontrolling interests, net		(2,527)	—	—	—	—	—	(2,527)
Foreign currency translation adjustments		—	—	—	—	(5,238)	—	(5,238)
Disposition of businesses		—	—	—	—	(31,945)	—	(31,945)
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)

Three Months Ended June 30, 2022
Balances at March 31, 2022	475,023,448	$10,994	$4,750	$3,527,076	$(6,463,217)	$(346,679)	$(7,855)	$(3,274,931)
Net income (loss)		347	—	—	(65,664)	—	—	(65,317)
Release of stock awards and exercise of stock options	7,863,806	—	79	(79)	—	—	(10,031)	(10,031)
Share-based compensation		—	—	6,876	—	—	—	6,876
Payments to noncontrolling interests, net		(41)	—	—	—	—	—	(41)
Foreign currency translation adjustments		(11)	—	—	—	1,205	—	1,194
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)

	Six Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Six Months Ended June 30, 2023
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		208	—	—	(72,209)	—	—	(72,001)
Release of stock awards and exercise of stock options	10,217,875	—	103	(103)	—	—	(4,701)	(4,701)
Share-based compensation		—	—	10,303	—	—	—	10,303
Payments to noncontrolling interests, net		(2,431)	—	—	—	—	—	(2,431)
Foreign currency translation adjustments		2	—	—	—	(6,079)	—	(6,077)
Disposition of businesses		—	—	—	—	(67,648)	—	(67,648)
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)

Six Months Ended June 30, 2022
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		486	—	—	(155,532)	—	—	(155,046)
Release of stock awards and exercise of stock options	8,406,392	—	84	(84)	—	—	(10,043)	(10,043)
Share-based compensation		—	—	11,590	—	—	—	11,590
Payments to noncontrolling interests, net		(240)	—	—	—	—	—	(240)
Foreign currency translation adjustments		(17)	—	—	—	5,476	—	5,459
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(72,001)	$(155,046)
Reconciling items:
Depreciation, amortization and impairment charges	144,101	142,789
Non-cash operating lease expense	161,231	168,148
Deferred taxes	1,411	17,719
Share-based compensation	10,303	11,590
Net gain on disposition of businesses and/or operating assets	(109,952)	(13,710)
Foreign exchange transaction (gain) loss	(21,684)	34,241
Other reconciling items, net	7,907	3,264
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	60,685	45,522
Increase in prepaid expenses and other operating assets	(21,281)	(16,716)
Decrease in accounts payable and accrued expenses	(60,606)	(59,058)
Decrease in operating lease liabilities	(174,762)	(181,735)
Increase in accrued interest	3,917	3,555
Increase in deferred revenue	17,307	14,902
(Decrease) increase in other operating liabilities	(962)	3,774
Net cash (used for) provided by operating activities	(54,386)	19,239
Cash flows from investing activities:
Capital expenditures	(75,131)	(81,108)
Asset acquisitions	(11,584)	(24,255)
Net proceeds from disposition of businesses and/or assets	100,959	20,430
Other investing activities, net	(884)	(121)
Net cash provided by (used for) investing activities	13,360	(85,054)
Cash flows from financing activities:
Payments on long-term debt	(10,802)	(10,658)
Debt issuance costs	(1,034)	—
Taxes paid related to net share settlement of equity awards	(4,701)	(10,043)
Payments to noncontrolling interests, net	(2,431)	(240)
Net cash used for financing activities	(18,968)	(20,941)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,040	(8,388)
Net decrease in cash, cash equivalents and restricted cash	(54,954)	(95,144)
Cash, cash equivalents and restricted cash at beginning of period	298,682	419,971
Cash, cash equivalents and restricted cash at end of period	$243,728	$324,827
Supplemental disclosures:
Cash paid for interest	$202,664	$161,334
Cash paid for income taxes, net of refunds	$6,574	$2,442

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation
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
Preparation of Interim Financial Statements
The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements, and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, the financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 28, 2023.
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
Presentation Changes
As described in the Company’s 2022 Annual Report on Form 10-K, the Company changed segments during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). As such, the Company has revised its segment disclosures for prior periods to conform to the current period presentation. Additionally, certain prior period amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
NOTE 2 – DISPOSITIONS
Sale of Business in Switzerland
In December 2022, Clear Channel International Limited, a wholly-owned subsidiary of the Company, entered into a definitive agreement to sell its business in Switzerland to Goldbach Group AG. As such, assets and liabilities of the Company’s business in Switzerland were presented as held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2022.
The conditions to closing were satisfied during the first quarter of 2023, and the sale of the Company’s business in Switzerland was completed on March 31, 2023. Upon sale, the Company recognized a gain of $96.4 million, recorded within “Other operating (income) expense, net” on the Consolidated Statement of Loss. Cash proceeds, net of customary closing adjustments and cash sold, of $89.4 million are reflected as cash from investing activities within “Net proceeds from disposition of businesses and/or assets” on the Consolidated Statement of Cash Flows.
Sale of Businesses in Italy and Spain
On May 30, 2023, Clear Channel International Holdings B.V. (“CCIBV”), a wholly-owned subsidiary of the Company, entered into agreements with subsidiaries of JCDecaux SE (“JCDecaux”), among other related parties, with respect to the sales of the Company’s businesses in Italy and Spain.
The sale of the Company’s business in Italy closed on May 31, 2023. The Company received cash proceeds, net of customary closing adjustments and cash sold, of $5.1 million, which are reflected as cash from investing activities within “Net proceeds from disposition of businesses and/or assets” on the Consolidated Statement of Cash Flows. Upon sale, the Company recognized a gain of $11.2 million, recorded within “Other operating (income) expense, net” on the Consolidated Statement of Loss.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The sale of the Company’s business in Spain is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions, and the Company expects to receive cash consideration of approximately $64.3 million. Assets and liabilities of the Company’s business in Spain are presented as held for sale on the Company’s Consolidated Balance Sheet as of June 30, 2023.
Potential Disposition of Business in France
On July 17, 2023, the Company announced that it has entered into exclusive discussions to sell its business in France to Equinox Industries. The proposed transaction is expected to be completed in the fourth quarter of 2023, subject to an information and consultation process with Clear Channel France’s employee works council, execution of a share purchase agreement and the satisfaction of customary closing conditions. The transaction is not subject to regulatory approval.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities of a business as held for sale when the criteria prescribed by Accounting Standards Codification (“ASC”) Paragraph 205-20-45-1E are met, most notably when sale of the business is probable within the next year (with certain exceptions) and it is unlikely there will be significant changes to the plan of sale. Assets and liabilities held for sale are recorded at the lower of their carrying value or fair value less cost to sell.
As described above, assets and liabilities of the Company’s businesses in Spain and Switzerland were presented as held for sale on the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. As such, these assets and liabilities have been excluded from relevant disclosures as of these respective dates within these Condensed Notes to the Consolidated Financial Statements.
The following table presents the major categories of assets and liabilities held for sale as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Assets held for sale:
Cash and cash equivalents	$293	$569
Accounts receivable, net	32,756	11,938
Prepaid expenses	9,176	440
Other current assets	5,197	650
Structures, net	29,751	9,115
Other property, plant and equipment, net	1,272	2,328
Goodwill	—	19,825
Operating lease right-of-use assets	32,585	85,476
Other assets	5,048	1,199
Assets held for sale	$116,078	$131,540

Liabilities held for sale:
Accounts payable	$3,953	$636
Accrued expenses	18,247	14,301
Current operating lease liabilities	10,195	29,581
Deferred revenue	1,823	4,424
Non-current operating lease liabilities	24,201	57,059
Deferred tax liabilities, net	61	—
Other liabilities	1,429	5,160
Liabilities held for sale	$59,909	$111,161

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SEGMENT DATA
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
The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2023 and 2022. As described in Note 1, the Company has revised its segment disclosures for the prior period to conform to the current period presentation. As described in Note 2, the Company sold its operations in Switzerland and Italy on March 31, 2023 and May 31, 2023, respectively. Accordingly, Europe-South segment results include these entities through their respective dates of sale.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
America	$287,517	$285,026	$523,566	$524,282
Airports	71,045	61,106	124,834	116,989
Europe-North	149,909	145,718	278,412	267,816
Europe-South	106,419	131,081	214,434	220,631
Other	22,349	20,449	41,428	39,350
Total	$637,239	$643,380	$1,182,674	$1,169,068
Capital Expenditures(1)
America	$18,888	$23,674	$35,696	$38,474
Airports	2,559	6,550	7,310	9,562
Europe-North	4,081	5,036	11,147	11,486
Europe-South	6,314	6,438	11,365	15,061
Other	1,036	290	2,957	1,293
Corporate	3,826	3,311	6,656	5,232
Total	$36,704	$45,299	$75,131	$81,108
Segment Adjusted EBITDA
America	$129,513	$133,977	$210,878	$234,383
Airports	16,334	14,777	22,598	24,707
Europe-North	26,234	27,859	33,406	34,833
Europe-South	2,368	16,542	(9,852)	(5,265)
Other	3,511	1,831	3,880	2,291
Total	$177,960	$194,986	$260,910	$290,949

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$177,960	$194,986	$260,910	$290,949
Less reconciling items:
Corporate expenses(2)	57,557	39,081	92,098	82,726
Depreciation and amortization	71,138	60,577	144,101	120,984
Impairment charges	—	21,805	—	21,805
Restructuring and other costs(3)	464	1,225	1,025	1,659
Other operating (income) expense, net	(5,785)	1,367	(97,061)	(3,544)
Interest expense, net	105,242	86,594	207,995	169,392
Other (income) expense, net	(12,319)	26,235	(21,323)	32,234
Consolidated net loss before income taxes	$(38,337)	$(41,898)	$(65,925)	$(134,307)
(1)In addition to payments that occurred during the period for capital expenditures, as disclosed here and in the Consolidated Statements of Cash Flows, the Company had $14.4 million and $14.6 million of accrued capital expenditures that remained unpaid as of June 30, 2023 and 2022, respectively.
(2)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal (including legal liabilities and related estimates), finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments and certain restructuring and other costs are recorded in corporate expenses.
(3)The restructuring and other costs line item in this reconciliation excludes those restructuring and other costs related to corporate functions, which are included within the Corporate expenses line item.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with ASC Topic 842, while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers in accordance with ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geography, for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended June 30, 2023
U.S.(1)	$191,691	$166,871	$358,562
Europe(2)	249,444	6,884	256,328
Other(3)	17,320	5,029	22,349
Total	$458,455	$178,784	$637,239

Three Months Ended June 30, 2022
U.S.(1)	$173,876	$172,256	$346,132
Europe(2)	254,745	22,054	276,799
Other(3)	15,750	4,699	20,449
Total	$444,371	$199,009	$643,380

Six Months Ended June 30, 2023
U.S.(1)	$336,248	$312,152	$648,400
Europe(2)	468,478	24,368	492,846
Other(3)	30,733	10,695	41,428
Total	$835,459	$347,215	$1,182,674

Six Months Ended June 30, 2022
U.S.(1)	$321,756	$319,515	$641,271
Europe(2)	448,845	39,602	488,447
Other(3)	29,148	10,202	39,350
Total	$799,749	$369,319	$1,169,068
(1)U.S. revenue, which also includes revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North and Europe-South segments. As discussed in Note 2, the Company sold its former businesses in Switzerland and Italy on March 31, 2023 and May 31, 2023, respectively. Accordingly, Europe revenue includes these businesses through their respective dates of sale.
(3)Other includes the Company’s businesses in Latin America and Singapore.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023(1)	2022	2023(1)	2022
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$392,838	$390,049	$480,016	$492,706
Ending balance	382,306	433,626	382,306	433,626

Deferred revenue from contracts with customers:
Beginning balance	$54,521	$56,955	$32,369	$42,016
Ending balance	46,961	54,617	46,961	54,617
(1)The beginning and ending balances for the three and six months ended June 30, 2023 exclude accounts receivable and deferred revenue from contracts with customers that were held for sale as of the respective balance sheet dates. As such, the changes in the accounts receivable and deferred revenue balances from contracts with customers during these periods were largely impacted by the sale of our former business in Italy and anticipated sale of our business in Spain.
During the three months ended June 30, 2023 and 2022, respectively, the Company recognized $44.1 million and $45.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarters. During the six months ended June 30, 2023 and 2022, respectively, the Company recognized $29.1 million and $35.9 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective years.
The Company’s contracts with customers generally have terms of one year or less. However, as of June 30, 2023, the Company expected to recognize $108.4 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Term Loan Facility Due 2026(1),(2)	$1,925,000	$1,935,000
Revolving Credit Facility Due 2026(3)	—	—
Receivables-Based Credit Facility Due 2026(4)	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 7.75% Senior Notes Due 2028	1,000,000	1,000,000
Clear Channel Outdoor Holdings 7.5% Senior Notes Due 2029	1,050,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(5)	37,118	36,798
Original issue discount	(4,883)	(5,596)
Long-term debt fees	(41,247)	(47,185)
Total debt	5,590,988	5,594,017
Less: Current portion	29,069	25,218
Total long-term debt	$5,561,919	$5,568,799
(1)The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. In accordance with these terms, the Company paid $10.0 million of the outstanding principal on the Term Loan Facility during the six months ended June 30, 2023.
(2)In February 2023, the Senior Secured Credit Agreement was amended to establish Adjusted Term Secured Overnight Financing Rate (“SOFR”) as the alternate rate of interest applicable to the Company’s Term Loan Facility. Refer to the “Amendments to Senior Secured Credit Facilities” section below for more information.
(3)In June 2023, the Senior Secured Credit Agreement was amended to extend the maturity date of a substantial portion of the Company’s Revolving Credit Facility to August 2026, reduce the aggregate revolving credit commitments of the Revolving Credit Facility, and replace the benchmark interest rates applicable to the Revolving Credit Facility. Refer to the “Amendments to Senior Secured Credit Facilities” section below for more information.
(4)In June 2023, the Receivables-Based Credit Agreement was amended to extend its maturity to August 2026, increase its aggregate revolving credit commitments, and replace the benchmark interest rates. Refer to the “Amendment to Receivables-Based Credit Facility” section below for more information.
(5)Other debt includes finance leases and various borrowings utilized for general operating purposes, including a state-guaranteed loan with a third-party lender of €30.0 million, or approximately $32.7 million at current exchange rates.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.0 billion and $4.7 billion as of June 30, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of June 30, 2023, the Company was in compliance with all covenants contained in its debt agreements.
Amendments to Senior Secured Credit Facilities
On February 20, 2023, the Senior Secured Credit Agreement, which governs the Company’s Term Loan Facility and Revolving Credit Facility, was amended to establish Adjusted Term SOFR (as defined therein) as the alternate rate of interest applicable to the Company’s Term Loan Facility in connection with the cessation of London Interbank Offered Rate (“LIBOR”).
On June 12, 2023, the Senior Secured Credit Agreement was further amended to, among other things, reduce the aggregate revolving credit commitments of the Revolving Credit Facility from $175.0 million to $150.0 million, with the full $150.0 million of revolving credit commitments available through August 23, 2024 and $115.8 million of such revolving credit commitments extending and available through August 23, 2026, and amend the benchmark interest rate provisions to replace LIBOR with alternative reference rates.
These amendments are reflected in the information below.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Size and Availability
The Senior Secured Credit Agreement, as amended, provides for the Term Loan Facility in an aggregate principal amount of $2,000.0 million and the Revolving Credit Facility with $150.0 million of revolving credit commitments available through August 23, 2024, reducing to $115.8 million available through August 23, 2026.
Interest Rate and Fees
Effective June 12, 2023, new borrowings or the continuation of existing borrowings under the Senior Secured Credit Agreement bear interest at a rate per annum equal to the amended Applicable Rate (as defined therein) plus either: (a) a base rate equal to the highest of: (1) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (2) the Federal Funds Rate plus 0.50%, (3) 0.00%, and (4) a rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus an adjustment for a one-month tenor in effect on such day plus 1.00%; or (b)(1) a term rate based on Term SOFR plus an adjustment for loans denominated in dollars, the Canadian Dollar Offered Rate (“CDOR”) for loans denominated in Canadian dollars, and the Euro Interbank Offered Rate (“EURIBOR”) for loans denominated in euros, or (2) a daily rate based on the Sterling Overnight Index Average (“SONIA”) plus an adjustment for loans denominated in pounds sterling.
In addition to paying interest on outstanding principal under the Senior Secured Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Senior Secured Credit Agreement in respect of the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit and fronting fee for each issued letter of credit.
Amortization and Maturity
The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. The Revolving Credit Facility also matures on August 23, 2026 in the amounts set forth above.
Amendment to Receivables-Based Credit Facility
On June 12, 2023, the Company entered into an amendment to the Receivables-Based Credit Agreement, which governs the Company’s Receivables-Based Credit Facility, to, among other things, extend the maturity date of the Receivables-Based Credit Facility from August 23, 2024 to August 23, 2026, increase the aggregate revolving credit commitments from $125.0 million to $175.0 million, and amend the benchmark interest rate provisions to replace LIBOR with alternative reference rates. These amendments are reflected in the information below.
Size and Availability
The Receivables-Based Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (a) the borrowing base, which equals 85.0% of the eligible accounts receivable of the borrower and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (b) the aggregate revolving credit commitments, which is $175.0 million.
Interest Rate and Fees
Effective June 12, 2023, new borrowings or the continuation of existing borrowings under the Receivables-Based Credit Agreement bear interest at a rate per annum equal to an amended Applicable Rate (defined therein) plus either: (a) a base rate equal to the highest of: (1) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (2) the Federal Funds Rate plus 0.50%, (3) 0.00%, and (4) Term SOFR plus an adjustment for a one-month tenor in effect on such day plus 1.00%; or (b)(1) a term rate based on Term SOFR plus an adjustment for loans denominated in dollars, the CDOR rate for loans denominated in Canadian dollars, and the EURIBOR rate for loans denominated in euros, or (2) a daily rate based on the SONIA plus an adjustment for loans denominated in pounds sterling.
In addition to paying interest on outstanding principal under the Receivables-Based Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Receivables-Based Credit Agreement in respect of the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit and fronting fee for each issued letter of credit.
Maturity
Borrowings under the Receivables-Based Credit Agreement mature, and lending commitments thereunder terminate, on August 23, 2026.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit, Surety Bonds and Guarantees
As of June 30, 2023, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $106.8 million of remaining excess availability, and $43.1 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $116.2 million of excess availability. Additionally, as of June 30, 2023, the Company had $79.2 million and $30.9 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.5 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
China Investigation
Prior to the Company’s separation from iHeartCommunications, Inc. in 2019, two former employees of Clear Media Limited (“Clear Media”), a former indirect, non-wholly-owned subsidiary of the Company, were convicted in China of certain crimes, including the crime of misappropriation of Clear Media funds, and sentenced to imprisonment after a police investigation. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this proceeding.
The Company advised both the SEC and the U.S. Department of Justice (the “DOJ”) of the investigation of Clear Media. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, the Company received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York in connection with the investigation of Clear Media. In May 2020, the Company finalized the sale of its 50.91% stake in Clear Media.
As previously disclosed, the Company has been engaging with the SEC and the DOJ regarding the potential resolution of these matters and, during the first quarter of 2022, recorded an estimated liability related to such matters. The Company has now reached an agreement in principle, on a neither admit nor deny basis, with the SEC to settle the claims against the Company. If a definitive order is finalized and approved by the SEC under the currently preliminary terms, the Company expects to pay approximately $26.1 million to settle the claims. Based on these developments, the Company recorded an incremental liability of $19.0 million for the second quarter of 2023 related to the potential settlement of this matter to equal the amount of the expected payment.
There can be no assurance that the Company’s efforts to reach a final resolution with the SEC and the DOJ will be successful or that the preliminary terms, including the accrued estimate of liability, will not change significantly.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2023 and 2022 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current tax expense	$(2,243)	$(3,951)	$(4,665)	$(3,020)
Deferred tax benefit (expense)	4,001	(19,468)	(1,411)	(17,719)
Income tax benefit (expense)	$1,758	$(23,419)	$(6,076)	$(20,739)
The effective tax rates for the three and six months ended June 30, 2023 were 4.6% and (9.2)%, respectively, compared to (55.9)% and (15.4)% for the three and six months ended June 30, 2022, respectively. The effective tax rates for each period were impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the effective tax rate for the six months ended June 30, 2023 was largely impacted by the sale of the Company’s former business in Switzerland.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Structures(1)	$2,183,075	$2,317,552
Furniture and other equipment	249,655	244,154
Land, buildings and improvements(1)	151,506	154,439
Construction in progress	45,485	80,567
Property, plant and equipment, gross	2,629,721	2,796,712
Less: Accumulated depreciation	(1,919,943)	(2,009,164)
Property, plant and equipment, net(2)	$709,778	$787,548
(1)During the six months ended June 30, 2023, the Company acquired billboard structures and land of $1.0 million and $0.1 million, respectively, as part of asset acquisitions.
(2)The decrease in property, plant and equipment, net, during the six months ended June 30, 2023 was largely driven by the sale of our former business in Italy and anticipated sale of our business in Spain, which, in the aggregate, had a balance of $50.1 million at December 31, 2022.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$746,126	$(48,212)	$739,119	$(16,058)
Transit, street furniture and other outdoor contractual rights	401,110	(366,570)	420,838	(383,184)
Permanent easements(1)	164,508	—	160,688	—
Trademarks	83,569	(35,052)	83,569	(30,889)
Other	1,293	(1,232)	1,302	(1,203)
Total intangible assets	$1,396,606	$(451,066)	$1,405,516	$(431,334)
(1)During the six months ended June 30, 2023, the Company acquired permits and permanent easements of $7.0 million and $3.8 million, respectively, as part of asset acquisitions. The acquired permits have amortization periods of 11 and 16 years.
The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year and more frequently as events or changes in circumstances warrant, as described in the Company's 2022 Annual Report on Form 10-K. Due to rising interest rates and inflation in 2022, the Company tested certain of its then-indefinite-lived permits for impairment during the second quarter of 2022, resulting in an impairment charge of $21.8 million during the three and six months ended June 30, 2022. There were no indicators of impairment as of June 30, 2023.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the six months ended June 30, 2023:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2022(1)	$482,937	$24,882	$142,824	$650,643
Foreign currency impact	—	—	3,070	3,070
Balance as of June 30, 2023	$482,937	$24,882	$145,894	$653,713
(1)The balance at December 31, 2022 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North, $128.9 million for Europe-South and $90.4 million for Other.
NOTE 10 – COST-SAVINGS INITIATIVES
Restructuring Plan to Reduce Headcount
During 2020, the Company committed to a restructuring plan to reduce headcount in its Europe business, which was executed through the fourth quarter of 2021 when the impacted employees were terminated. Since then, any additional costs incurred, or in some cases reversed, related to residual restructuring activity in the Company’s Europe-South segment. As of June 30, 2023, the Company had incurred cumulative costs of $37.4 million in its Europe-South segment in connection with this restructuring plan. Substantially all costs have been severance benefits and related costs, and remaining costs associated with this restructuring plan are not expected to be significant.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023, the remaining liability related to this restructuring plan was $4.1 million. The Company expects most of this balance to be settled by the end of 2023. The following table presents changes in this liability balance during the six months ended June 30, 2023:

(In thousands)	Europe-South
Liability balance as of December 31, 2022	$7,203
Costs incurred, net(1)	178
Costs paid or otherwise settled	(3,383)
Foreign currency impact	137
Liability balance as of June 30, 2023	$4,135
(1)Costs are reported in “Direct operating expenses” and “Selling, general and administrative expenses” on the Consolidated Statements of Loss. They are categorized as Restructuring and other costs and are therefore excluded from Segment Adjusted EBITDA.
NOTE 11 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and six months ended June 30, 2023 and 2022:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to the Company – common shares	$(37,297)	$(65,664)	$(72,209)	$(155,532)
Denominator:
Weighted average common shares outstanding – basic	482,373	475,125	480,448	472,859
Weighted average common shares outstanding – diluted	482,373	475,125	480,448	472,859
Net loss attributable to the Company per share of common stock:
Basic	$(0.08)	$(0.14)	$(0.15)	$(0.33)
Diluted	$(0.08)	$(0.14)	$(0.15)	$(0.33)
Outstanding equity awards of 20.5 million and 23.7 million shares for the three months ended June 30, 2023 and 2022, respectively, and 19.8 million and 25.7 million shares for the six months ended June 30, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 12 — OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents in the Balance Sheets	$232,877	$286,781
Cash and cash equivalents included in Current assets held for sale	293	569
Restricted cash included in:
Other current assets	1,919	2,763
Current assets held for sale	897	512
Other assets	7,742	8,057
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$243,728	$298,682

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$545,103	$642,390
Less: Allowance for credit losses	(19,474)	(22,561)
Accounts receivable, net(1)	$525,629	$619,829
(1)The decrease in accounts receivable, net, during the six months ended June 30, 2023 was largely driven by the sale of our former business in Italy and anticipated sale of our business in Spain, which, in the aggregate, had a balance of $62.9 million at December 31, 2022.
Credit loss expense (reversal) related to accounts receivable was $(1.0) million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Accrued rent	$154,461	$159,591
Accrued employee compensation and benefits	57,568	109,594
Accrued taxes	47,221	52,587
Accrued other	164,131	167,010
Total accrued expenses(1)	$423,381	$488,782
(1)The decrease in total accrued expenses during the six months ended June 30, 2023 was largely driven by the sale of our former business in Italy and anticipated sale of our business in Spain, which, in the aggregate, had a balance of $33.6 million at December 31, 2022.
Share-Based Compensation
On May 2, 2023, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved grants of 15.0 million restricted stock units (“RSUs”) and 3.4 million performance stock units (“PSUs”) to certain of its employees.
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
Other Income (Expense), Net
During the three and six months ended June 30, 2023, the Company recognized foreign currency transaction gains of $12.5 million and $21.7 million, respectively. During the three and six months ended June 30, 2022, the Company recognized foreign currency transaction losses of $27.6 million and $34.2 million, respectively.
Other Comprehensive (Loss) Income
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive (loss) income during the three and six months ended June 30, 2023 and 2022.

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
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays that we own or operate in various key markets using assorted digital and traditional display types. Effective December 31, 2022, we have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (the “U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in France and Spain, and prior to their sales on March 31, 2023 and May 31, 2023, respectively, Switzerland and Italy. Our remaining operations in Latin America and Singapore are disclosed as “Other.” We have conformed the segment disclosures for the prior period in this MD&A and throughout this Quarterly Report on Form 10-Q to the current period presentation.
Macroeconomic Trends and Seasonality
Our results are impacted by the economic conditions in the markets in which we operate as advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product, both domestically and internationally. However, we believe the diversity of our asset base and customer portfolio reduces our exposure to negative market- and industry-specific trends.
•During the first half of the year, we experienced weakness in revenue within certain of our larger U.S. markets, primarily the San Francisco/Bay Area market as specific macroeconomic trends affecting this market have resulted, and could continue to result, in lower spend on out-of-home advertising. These negative impacts have been mostly offset by higher revenue generated in various other U.S. markets.
•During the first half of the year, we saw economic variability throughout Europe impacting country level growth rates in our European businesses. Civil unrest and protests in France and an economic downturn in Sweden negatively impacted demand for out-of-home advertising in these countries during the second quarter and could continue to negatively impact results in future quarters; however, this was more than offset by higher revenue in most of the other European countries in which we operate.
As described in our 2022 Annual Report on Form 10-K, global inflation increased in 2022, and in response, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Interest rates have continued to rise in the first half of 2023, and while inflation rates have slowed, global inflation remains high and has impacted our results due to higher costs, particularly in our Europe segments. We believe we have partially offset higher costs by increasing the effective advertising rates for most of our products.

Additionally, our international results are impacted by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, among other European currencies, peaking in the third quarter. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the first half of 2023. While inflation, interest rates and foreign currency exchange rates have been less volatile in 2023, fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.
Dispositions and Strategic Reviews
We entered into an agreement in December 2022 to sell our business in Switzerland to Goldbach Group AG. On March 31, 2023, we completed this sale and received cash proceeds, net of customary closing adjustments and cash sold, of $89.4 million. On May 31, 2023, we sold our business in Italy to JCDecaux for cash proceeds, net of customary closing adjustments and cash sold, of $5.1 million. In May 2023, we also entered into an agreement to sell our business in Spain to JCDecaux for cash consideration of approximately $64.3 million. This transaction is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions. We intend to use the anticipated net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
On July 17, 2023, we announced that we have entered into exclusive discussions to sell our business in France to Equinox Industries. The proposed transaction is expected to be completed in the fourth quarter of 2023, subject to an information and consultation process with Clear Channel France’s employee works council, execution of a share purchase agreement and the satisfaction of customary closing conditions. The transaction is not subject to regulatory approval.
Our Board is continuing its review of strategic alternatives for our remaining European businesses, as well as evaluating a range of other strategic opportunities to enhance value. However, there can be no assurance that these reviews will result in any additional transactions or particular outcomes. Further, we have not set a timetable for completion of these processes and may suspend them at any time.
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
Revenue and expenses “excluding the impact of movements in foreign exchange rates” are presented in this MD&A because Company management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period-to-period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact of movements in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average monthly foreign exchange rates for the same period of the prior year.

Consolidated Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$637,239	$643,380	(1.0)%	$1,182,674	$1,169,068	1.2%
Operating expenses:
Direct operating expenses(1)	346,560	331,325	4.6%	691,410	652,527	6.0%
Selling, general and administrative expenses(1)	113,183	118,294	(4.3)%	231,379	227,251	1.8%
Corporate expenses(1)	57,557	39,081	47.3%	92,098	82,726	11.3%
Depreciation and amortization	71,138	60,577	17.4%	144,101	120,984	19.1%
Impairment charges	—	21,805		—	21,805
Other operating (income) expense, net	(5,785)	1,367		(97,061)	(3,544)
Operating income	54,586	70,931		120,747	67,319
Interest expense, net	(105,242)	(86,594)		(207,995)	(169,392)
Other income (expense), net	12,319	(26,235)		21,323	(32,234)
Loss before income taxes	(38,337)	(41,898)		(65,925)	(134,307)
Income tax benefit (expense)	1,758	(23,419)		(6,076)	(20,739)
Consolidated net loss	(36,579)	(65,317)		(72,001)	(155,046)
Less amount attributable to noncontrolling interests	718	347		208	486
Net loss attributable to the Company	$(37,297)	$(65,664)		$(72,209)	$(155,532)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue decreased $6.1 million, or 1.0%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $1.1 million impact of movements in foreign exchange rates, consolidated revenue decreased $7.3 million, or 1.1%, driven by a decrease of $28.4 million resulting from the sales of our former businesses in Switzerland and Italy. This was partially offset by higher revenue in our remaining businesses driven by increased demand and continued investment in digital infrastructure.
Consolidated revenue increased $13.6 million, or 1.2%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $14.1 million impact of movements in foreign exchange rates, consolidated revenue increased $27.7 million, or 2.4%. A decrease of $21.2 million resulting from the sales of our former businesses in Switzerland and Italy was more than offset by higher revenue in our remaining European businesses and our Airports segment driven by increased demand, new contracts and continued investment in digital infrastructure. America revenue was mostly flat as higher revenue in the majority of our U.S. markets was offset by weakness in the San Francisco/Bay Area market.
The following table provides information about consolidated digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue(1)	$259,914	$248,721	4.5%	$466,198	$443,056	5.2%
Percent of total consolidated revenue	40.8%	38.7%		39.4%	37.9%
Digital revenue, excluding movements in foreign exchange rates	$259,103	$248,721	4.2%	$472,256	$443,056	6.6%
(1)Digital revenue related to businesses that have been sold was $3.3 million and $10.1 million during the three months ended June 30, 2023 and 2022, respectively, and $10.9 million and $16.4 million during the six months ended June 30, 2023 and 2022, respectively.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $15.2 million, or 4.6%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $0.4 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $14.8 million, or 4.5%.

Consolidated direct operating expenses increased $38.9 million, or 6.0%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $11.9 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $50.8 million, or 7.8%.
The sales of our former businesses in Switzerland and Italy resulted in decreases of $16.5 million and $13.8 million during the three- and six-month comparison periods, respectively, which was more than offset by higher direct operating expenses in our remaining businesses largely due to higher site lease expense mainly driven by new and amended lease contracts, higher revenue and lower rent abatements. The remaining increase in direct operating expenses was largely driven by higher prices and increased sales activity in Europe.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense(1)	$241,414	$232,525	3.8%	$481,726	$454,689	5.9%
Site lease expense, excluding movements in foreign exchange rates	241,423	232,525	3.8%	489,024	454,689	7.6%
Reductions of rent expense on lease and non-lease contracts from rent abatements	6,951	13,577	(48.8)%	14,224	23,180	(38.6)%
Restructuring and other costs	5	236	(97.9)%	513	240	113.8%
(1)Site lease expense related to businesses that have been sold was $2.0 million and $13.5 million during the three months ended June 30, 2023 and 2022, respectively, and $15.3 million and $26.0 million during the six months ended June 30, 2023 and 2022, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $5.1 million, or 4.3%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $0.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $5.6 million, or 4.8%, driven by a decrease of $4.9 million resulting from the sales of our former businesses in Switzerland and Italy, as well as lower credit loss expense.
Consolidated SG&A expenses increased $4.1 million, or 1.8%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $2.7 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $6.8 million, or 3.0%. A decrease of $3.6 million resulting from the sales of our former businesses in Switzerland and Italy was more than offset by higher SG&A expenses in our remaining businesses due to higher employee compensation, facilities, information technology and marketing costs.
The following table provides the restructuring and other costs included within SG&A expenses during the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Restructuring and other costs	$459	$989	(53.6)%	$512	$1,419	(63.9)%
Corporate Expenses
Corporate expenses increased $18.5 million, or 47.3%, and $9.4 million, or 11.3%, during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, corporate expenses increased $18.6 million, or 47.5%, and $10.3 million, or 12.4%, during the three- and six-month comparison periods, respectively.
These increases were primarily driven by estimated legal liabilities recorded for the first quarter of 2022 and the second quarter of 2023 for the potential resolution of matters related to the investigation of the Company’s former indirect, non-wholly-owned subsidiary, Clear Media Limited. Such expenses are included in restructuring and other costs in the table below. Please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Share-based compensation expense	$6,179	$6,876	(10.1)%	$10,303	$11,590	(11.1)%
Restructuring and other costs(1)	19,700	1,478	NM	19,645	10,548	86.2%
(1)Percentage changes that are so large as to be not meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization increased $10.6 million, or 17.4%, and $23.1 million, or 19.1%, during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, depreciation and amortization increased $10.4 million, or 17.2%, and $24.1 million, or 20.0%, during the three- and six-month comparison periods, respectively.
These increases were primarily driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which resulted in increases in amortization expense of $16.1 million and $32.1 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022. This was partially offset by the impact of other assets becoming fully depreciated, as well as the sales of our former businesses in Switzerland and Italy.
Impairment Charges
During the three and six months ended June 30, 2022, we recognized an impairment charge of $21.8 million on indefinite-lived permits in our America segment driven by rising interest rates and inflation. There were no impairment charges during the three or six months ended June 30, 2023.
Other Operating (Income) Expense, Net
Other operating income, net, of $5.8 million during the three months ended June 30, 2023 was driven by a $11.2 million gain on the sale of our former business in Italy, partially offset by costs related to the strategic reviews of our other European businesses. Other operating expense, net, of $1.4 million during the three months ended June 30, 2022 was primarily driven by costs related to the strategic reviews of our European businesses.
Other operating income, net, of $97.1 million during the six months ended June 30, 2023 was driven by gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively, partially offset by costs related to the strategic reviews of our other European businesses. Other operating income, net, of $3.5 million during the six months ended June 30, 2022 was driven by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our America segment, partially offset by costs related to the strategic reviews of our European businesses.
Interest Expense, Net
Interest expense, net, increased $18.6 million and $38.6 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022 driven by higher interest rates on our Term Loan Facility.
Other Income (Expense), Net
Other income, net, of $12.3 million and $21.3 million during the three and six months ended June 30, 2023, respectively, and other expense, net, of $26.2 million and $32.2 million during the three and six months ended June 30, 2022, respectively, primarily resulted from net foreign exchange gains and losses, respectively, recognized in connection with intercompany notes denominated in a currency other than the functional currency. These gains and losses were driven by fluctuations in the value of the U.S. dollar against foreign currencies, particularly the Euro and British pound sterling.
Income Tax Benefit (Expense)
The effective tax rates for the three and six months ended June 30, 2023 were 4.6% and (9.2)%, respectively, compared to (55.9)% and (15.4)% for the three and six months ended June 30, 2022, respectively. The effective tax rates for each period were impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the effective tax rate for the six months ended June 30, 2023 was largely impacted by the sale of the Company’s former business in Switzerland.

America Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$287,517	$285,026	0.9%	$523,566	$524,282	(0.1)%
Direct operating expenses(1)	109,156	102,670	6.3%	213,973	197,321	8.4%
SG&A expenses(1)	48,848	48,669	0.4%	98,729	93,212	5.9%
Segment Adjusted EBITDA	129,513	133,977	(3.3)%	210,878	234,383	(10.0)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue increased $2.5 million, or 0.9%, during the three months ended June 30, 2023 compared to the same period of 2022 driven by higher digital revenue. While most of our U.S. markets experienced an increase in revenue during this period, this was partially offset by continued weakness in the San Francisco/Bay Area market.
America revenue decreased $0.7 million, or 0.1%, during the six months ended June 30, 2023 compared to the same period of 2022 primarily driven by weakness in the San Francisco/Bay Area market, offset by higher revenue in the majority of our other U.S. markets. Overall, lower revenue from print displays was largely offset by higher digital revenue.
The following table provides information about America digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$98,357	$96,042	2.4%	$176,375	$171,374	2.9%
Percent of total segment revenue	34.2%	33.7%		33.7%	32.7%
Revenue generated from national sales comprised 35.0% and 35.9% of America revenue for the three months ended June 30, 2023 and 2022, respectively, and 34.2% and 35.8% of America revenue for the six months ended June 30, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $6.5 million, or 6.3%, and $16.7 million, or 8.4%, during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022 mainly due to higher site lease expense driven by lease renewals and amendments, including the renegotiation of a large existing site lease contract, and lower rent abatements.
The following table provides information about America site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$85,548	$80,111	6.8%	$168,578	$153,405	9.9%
Reductions of rent expense on lease and non-lease contracts from rent abatements	2,065	3,550	(41.8)%	3,269	7,217	(54.7)%
America SG&A Expenses
America SG&A expenses increased $0.2 million, or 0.4%, during the three months ended June 30, 2023 compared to the same period of 2022.
America SG&A expenses increased $5.5 million, or 5.9%, during the six months ended June 30, 2023 compared to the same period of 2022 mainly due to higher credit loss expense related to specific reserves for certain customers and higher employee compensation driven by increased headcount.

Airports Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$71,045	$61,106	16.3%	$124,834	$116,989	6.7%
Direct operating expenses	46,986	38,390	22.4%	86,637	76,827	12.8%
SG&A expenses	7,725	7,939	(2.7)%	15,599	15,455	0.9%
Segment Adjusted EBITDA	16,334	14,777	10.5%	22,598	24,707	(8.5)%
Airports Revenue
Airports revenue increased $9.9 million, or 16.3%, during the three months ended June 30, 2023 compared to the same period of 2022 due to additional demand for airport advertising driven by a rebound in travel as U.S. airport traffic has returned to pre-pandemic levels, as well as the timing of campaign spending. Airports revenue increased $7.8 million, or 6.7%, during the six months ended June 30, 2023 compared to the same period of 2022. In both periods, digital revenue drove the majority of the increase.
The following table provides information about Airports digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$42,147	$34,396	22.5%	$71,725	$64,977	10.4%
Percent of total segment revenue	59.3%	56.3%		57.5%	55.5%
Revenue generated from national sales comprised 59.7% and 52.7% of Airports revenue for the three months ended June 30, 2023 and 2022, respectively, and 59.8% and 53.9% of Airports revenue for the six months ended June 30, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $8.6 million, or 22.4%, and $9.8 million, or 12.8%, during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022 due to higher site lease expense driven by lower rent abatements and higher revenue.
The following table provides information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$42,802	$34,325	24.7%	$79,052	$68,964	14.6%
Reductions of rent expense on lease and non-lease contracts from rent abatements	4,540	9,477	(52.1)%	10,047	14,079	(28.6)%
Airports SG&A Expenses
Airports SG&A expenses decreased $0.2 million, or 2.7%, during the three months ended June 30, 2023 compared to the same period of 2022 mainly driven by lower credit loss expense. Airports SG&A expenses increased $0.1 million, or 0.9%, during the six months ended June 30, 2023 compared to the same period of 2022.

Europe-North Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$149,909	$145,718	2.9%	$278,412	$267,816	4.0%
Direct operating expenses(1)	97,709	90,581	7.9%	193,741	180,856	7.1%
SG&A expenses(1)	26,278	27,388	(4.1)%	51,811	52,531	(1.4)%
Segment Adjusted EBITDA	26,234	27,859	(5.8)%	33,406	34,833	(4.1)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $4.2 million, or 2.9%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $2.4 million impact of movements in foreign exchange rates, Europe-North revenue increased $6.6 million, or 4.5%, primarily due to higher revenue from street furniture displays driven by increased demand, higher prices and the deployment of new digital displays, as well as higher revenue from transit displays driven by increased demand in airports and new contracts. Overall, we have seen increases in revenue in most of the countries in which we operate, most notably Belgium, the U.K. and Denmark, partially offset by decreases in Sweden and Norway.
Europe-North revenue increased $10.6 million, or 4.0%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $14.1 million impact of movements in foreign exchange rates, Europe-North revenue increased $24.7 million, or 9.2%, driven by increased demand, new contracts and the deployment of additional digital displays. We have seen year-over-year increases in revenue across almost all of our products, most notably street furniture and transit displays, and in all the countries in which we operate, with the largest increases in Belgium, the U.K. and Denmark.
The following table provides information about Europe-North digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$79,535	$75,731	5.0%	$144,852	$137,408	5.4%
Percent of total segment revenue	53.1%	52.0%		52.0%	51.3%
Digital revenue, excluding movements in foreign exchange rates	$80,459	$75,731	6.2%	$152,069	$137,408	10.7%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $7.1 million, or 7.9%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $1.9 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $9.0 million, or 10.0%, due to higher rental costs related to additional digital displays, higher labor costs, higher site lease expense driven by higher revenue and new contracts, and higher electricity prices.
Europe-North direct operating expenses increased $12.9 million, or 7.1%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $10.8 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $23.7 million, or 13.1%, due to higher site lease expense driven by higher revenue and new contracts, higher electricity prices, higher compensation driven by increased sales activity and labor costs, and higher rental costs related to additional digital displays.
The following table provides information about Europe-North site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$58,336	$57,840	0.9%	$115,070	$112,528	2.3%
Site lease expense, excluding movements in foreign exchange rates	59,790	57,840	3.4%	121,916	112,528	8.3%
Reductions of rent expense on lease and non-lease contracts from rent abatements	342	494	(30.8)%	821	1,175	(30.1)%

Europe-North SG&A Expenses
Europe-North SG&A expenses decreased $1.1 million, or 4.1%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $0.2 million impact of movements in foreign exchange rates, Europe-North SG&A expenses decreased $0.9 million, or 3.2%, primarily driven by lower marketing costs.
Europe-North SG&A expenses decreased $0.7 million, or 1.4%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $2.5 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $1.8 million, or 3.4%, mainly due to higher facilities and employee compensation costs.
Europe-South Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$106,419	$131,081	(18.8)%	$214,434	$220,631	(2.8)%
Direct operating expenses(1)	80,334	87,252	(7.9)%	172,581	172,574	—%
SG&A expenses(1)	23,869	28,112	(15.1)%	52,170	53,943	(3.3)%
Segment Adjusted EBITDA	2,368	16,542	(85.7)%	(9,852)	(5,265)	(87.1)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-South Revenue
Europe-South revenue decreased $24.7 million, or 18.8%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $2.4 million impact of movements in foreign exchange rates, Europe-South revenue decreased $27.1 million, or 20.6%, driven by a decrease of $28.4 million resulting from the sales of our former businesses in Switzerland and Italy. Regarding our remaining businesses in this segment, higher revenue from Spain due to continued recovery from the adverse effects of COVID-19 was partially offset by lower revenue from France due to weaker demand as a result of civil unrest and protests, as well as billboard takedowns.
Europe-South revenue decreased $6.2 million, or 2.8%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $1.5 million impact of movements in foreign exchange rates, Europe-South revenue decreased $4.7 million, or 2.1%, driven by a decrease of $21.2 million resulting from the sales of our former businesses in Switzerland and Italy. This was partially offset by higher revenue from Spain and France driven by continued recovery from the adverse effects of COVID-19.
The following table provides information about Europe-South digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue(1)	$24,058	$29,894	(19.5)%	$46,233	$46,682	(1.0)%
Percent of total segment revenue	22.6%	22.8%		21.6%	21.2%
Digital revenue, excluding movements in foreign exchange rates	$23,733	$29,894	(20.6)%	$46,445	$46,682	(0.5)%
(1)Digital revenue related to businesses that have been sold was $3.3 million and $10.1 million during the three months ended June 30, 2023 and 2022, respectively, and $10.9 million and $16.4 million during the six months ended June 30, 2023 and 2022, respectively.
Europe-South Direct Operating Expenses
Europe-South direct operating expenses decreased $6.9 million, or 7.9%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $1.8 million impact of movements in foreign exchange rates, Europe-South direct operating expenses decreased $8.7 million, or 10.0%, driven by a decrease of $16.5 million resulting from the sales of our former businesses in Switzerland and Italy. This was partially offset by higher direct operating expenses in France and Spain driven by higher site lease expense mainly related to new contracts.
Europe-South direct operating expenses remained flat during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $1.9 million impact of movements in foreign exchange rates, Europe-South direct operating expenses increased $1.9 million, or 1.1%. A decrease of $13.8 million resulting from the sales of our former businesses in Switzerland and Italy was more than offset by higher direct operating expenses in France and Spain driven by higher site lease expense mainly related to new contracts.

The following table provides information about Europe-South site lease expense:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense(1)	$46,147	$52,231	(11.6)%	$102,099	$103,516	(1.4)%
Site lease expense, excluding movements in foreign exchange rates	45,118	52,231	(13.6)%	103,179	103,516	(0.3)%
(1)Site lease expense related to businesses that have been sold was $2.0 million and $13.5 million during the three months ended June 30, 2023 and 2022, respectively, and $15.3 million and $26.0 million during the six months ended June 30, 2023 and 2022, respectively.
Europe-South SG&A Expenses
Europe-South SG&A expenses decreased $4.2 million, or 15.1%, during the three months ended June 30, 2023 compared to the same period of 2022. Excluding the $0.5 million impact of movements in foreign exchange rates, Europe-South SG&A expenses decreased $4.8 million, or 16.9%, driven by a decrease of $4.9 million resulting from the sales of our former businesses in Switzerland and Italy.
Europe-South SG&A expenses decreased $1.8 million, or 3.3%, during the six months ended June 30, 2023 compared to the same period of 2022. Excluding the $0.6 million impact of movements in foreign exchange rates, Europe-South SG&A expenses decreased $1.2 million, or 2.1%, driven by a decrease of $3.6 million resulting from the sales of our former businesses in Switzerland and Italy. This was partially offset by higher SG&A expenses in France and Spain.
Other Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$22,349	$20,449	9.3%	$41,428	$39,350	5.3%
Direct operating expenses	12,375	12,432	(0.5)%	24,478	24,949	(1.9)%
SG&A expenses	6,463	6,186	4.5%	13,070	12,110	7.9%
Segment Adjusted EBITDA	3,511	1,831	91.8%	3,880	2,291	69.4%
Other revenue increased $1.9 million, or 9.3%, during the three months ended June 30, 2023 compared to the same period of 2022; excluding the $1.1 million impact of movements in foreign exchange rates, Other revenue increased $0.8 million, or 3.8%. Other revenue increased $2.1 million, or 5.3%, during the six months ended June 30, 2023 compared to the same period of 2022; excluding the $1.6 million impact of movements in foreign exchange rates, Other revenue increased $0.5 million, or 1.3%. In both periods, higher advertising revenue in Latin America and Singapore was partially offset by the termination of a public bicycle rental program in Latin America.
Other direct operating expenses decreased $0.1 million, or 0.5%, during the three months ended June 30, 2023 compared to the same period of 2022; excluding the $0.5 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $0.6 million, or 4.6%. Other direct operating expenses decreased $0.5 million, or 1.9%, during the six months ended June 30, 2023 compared to the same period of 2022; excluding the $0.8 million impact of movements in foreign exchange rates, Other direct operating expenses decreased $1.2 million, or 5.0%. In both periods, the decrease was mainly driven by lower expenses related to the termination of a public bicycle rental program in Latin America.
Other SG&A expenses increased $0.3 million, or 4.5%, during the three months ended June 30, 2023 compared to the same period of 2022; excluding the $0.2 million impact of movements in foreign exchange rates, Other SG&A expenses remained flat. Other SG&A expenses increased $1.0 million, or 7.9%, during the six months ended June 30, 2023 compared to the same period of 2022; excluding the $0.4 million impact of movements in foreign exchange rates, Other SG&A expenses increased $0.5 million, or 4.5%, driven by higher employee compensation costs.

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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in new technologies and the pursuit and outcome of strategic opportunities, including the outcome of the strategic reviews of our European businesses. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next six years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the six months ended June 30, 2023 and 2022, we incurred site lease expense of $481.7 million and $454.7 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities throughout our business. During the six months ended June 30, 2023 and 2022, we reduced our site lease expense by rent abatements of $14.2 million and $23.2 million, respectively. As our business has generally recovered from the effects of COVID-19, we expect rent abatements to continue to decline in future periods.
During the six months ended June 30, 2023 and 2022, we made cash expenditures for our restructuring plan to reduce headcount in Europe of $3.4 million and $11.6 million, respectively, and as of June 30, 2023, there were $4.1 million of related future cash obligations remaining. Please refer to Note 10 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

Since 2020, we have been engaging with the SEC and the DOJ regarding the potential resolution of matters related to an investigation of our former indirect, non-wholly-owned subsidiary, Clear Media Limited. We have now reached an agreement in principle with the SEC, and, if a definitive order is finalized and approved by the SEC under the currently preliminary terms, we expect to pay approximately $26.1 million to settle related claims. There can be no assurance that our efforts to reach a final resolution with the SEC and the DOJ will be successful or that the preliminary terms will not change significantly. Please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the six months ended June 30, 2023 and 2022:

(In thousands)	Six Months Ended June 30,
	2023	2022
America	$35,696	$38,474
Airports	7,310	9,562
Europe-North	11,147	11,486
Europe-South	11,365	15,061
Other	2,957	1,293
Corporate	6,656	5,232
Total capital expenditures(1),(2)	$75,131	$81,108
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $14.4 million and $14.6 million of accrued capital expenditures that remained unpaid as of June 30, 2023 and 2022, respectively.
(2)Excludes asset acquisitions.
During the six months ended June 30, 2023 and 2022, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $11.6 million and $24.3 million, respectively. These asset acquisitions included billboard structures, land, permits and permanent easements.
Debt Service Obligations
During the six months ended June 30, 2023 and 2022, we paid interest of $202.7 million and $161.3 million, respectively, with the increase driven by higher interest rates on our Term Loan Facility. We anticipate having cash interest payment obligations of $213.8 million during the remainder of the year, assuming that we do not refinance or incur additional debt.
During each of the six months ended June 30, 2023 and 2022, we made $10.0 million of principal payments on the Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement and will make additional principal payments on this debt totaling $10.0 million during the remainder of the year. Additionally, €3.75 million of principal on the state-guaranteed loan held by one of our non-guarantor European subsidiaries will become due during the second half of the year.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of June 30, 2023, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of June 30, 2023, we had $232.9 million of cash on our balance sheet, including $140.9 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our business in Spain, which is held for sale). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. In accordance with these restrictions, cash proceeds from the sales of our former businesses in Switzerland and Italy must be reinvested in our European businesses or otherwise used in the manner set forth in the indenture. We could presently repatriate other excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.

Cash Flow from Operations
During the six months ended June 30, 2023, net cash used for operating activities was $54.4 million as cash paid for interest exceeded other net cash inflows from operations. Cash paid for interest was $202.7 million, a $41.3 million increase from the same period of 2022 driven by higher interest rates, as previously described. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees, but to a lesser extent than in the prior year largely driven by higher payments for site lease and other direct operating expenses.
During the six months ended June 30, 2022, net cash provided by operating activities was $19.2 million as cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders. Cash paid for interest was $161.3 million.
Dispositions
During the six months ended June 30, 2023, we received cash proceeds from the disposition of businesses and assets of $101.0 million, including proceeds, net of customary closing adjustments and cash sold, of $89.4 million and $5.1 million from the sales of our former businesses in Switzerland and Italy, respectively. Additionally, we expect to receive cash proceeds of approximately $64.3 million from the sale of our business in Spain, which is expected to close in 2024 upon satisfaction of regulatory approval and other customary closing conditions. We have entered into a hedge arrangement to mitigate exchange rate-risk related to these anticipated proceeds. We intend to use the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
During the six months ended June 30, 2022, we received cash proceeds from the disposition of assets of $20.4 million, including compensation received from local governments for the condemnation and removal of billboards in certain markets in our America segment.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings. In June 2023, we amended the Senior Secured Credit Agreement and Receivables-Based Credit Agreement to, among other things, extend the maturity date of each of these credit facilities to August 23, 2026 in the amounts set forth below. These amendments also resulted in changes to the borrowing limit for each of these facilities, as reflected in the table below, which presents our borrowings and excess availability under these credit facilities as of June 30, 2023:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$150.0	$159.4	$309.4
Borrowings outstanding	—	—	—
Letters of credit outstanding	43.2	43.1	86.3
Excess availability(2)	$106.8	$116.2	$223.1
(1)In June 2023, amendments to the Senior Secured Credit Agreement and Receivables-Based Credit Agreement resulted in changes to the borrowing limit for the Revolving Credit Facility and Receivables-Based Credit Facility. The borrowing limit of the Revolving Credit Facility was reduced from $175.0 million to $150.0 million, with the full $150.0 million of commitments available through August 23, 2024 and $115.8 million available through August 23, 2026. The maximum borrowing limit of the Receivables-Based Credit Facility was increased from $125.0 million to $175.0 million. The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $175.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
(2)Due to rounding, the total may not equal the difference of the line items in the table above.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.52 to 1.00 as of June 30, 2023. First lien debt and EBITDA are presented herein because they are material components of the calculation of the first lien leverage ratio.

First Lien Debt
The following table presents a calculation of our first lien debt as of June 30, 2023:

(In millions)	June 30, 2023
Term Loan Facility	$1,925.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Other debt	4.4
Less: Cash and cash equivalents(1)	(233.2)
First lien debt(2)	$2,946.2
(1)Includes cash and cash equivalents of our business in Spain, which is held for sale on the Consolidated Balance Sheet at June 30, 2023. Please refer to Note 2 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $533.3 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items, including adjustments related to sold businesses.
    The following table reconciles EBITDA to operating income and net cash provided by operating activities for the four quarters ended June 30, 2023:

Four Quarters Ended
(In millions)	June 30, 2023
EBITDA (as defined by the Senior Secured Credit Agreement)	$533.3
Depreciation and amortization, impairment charges and share-based compensation	(314.5)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges(1)	(25.4)
Other items(2)	91.6
Operating income(3)	285.0
Interest expense, net; other income, net and income tax benefit	(296.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(4)	439.4
Changes in operating assets and liabilities	(361.7)
Net cash provided by operating activities(3)	$66.4
(1)Includes accrual for estimated legal liability for the potential resolution of matters related to the investigation of the Company’s former indirect, non-wholly owned subsidiary, Clear Media Limited.
(2)Includes gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively.
(3)Due to rounding, the total may not equal the sum of the line items in the table above.
(4)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; net gain on disposition of businesses and/or operating assets; foreign exchange transaction gain and other reconciling items.

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about the timing, closing, satisfaction of closing conditions, use of proceeds and benefits of the sales of our European businesses as well as expectations about certain markets and strategic review processes; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to: the delay or failure to satisfy the conditions to divest any of our European businesses; the impact of the continued strategic reviews of our other European businesses and assets, including failure to realize their benefits; our inability to complete any other transactions with respect to our other European businesses and improve our portfolio; the difficulty, cost and time required to implement our strategy, including optimizing our portfolio, and the fact that we may not realize the anticipated benefits therefrom; continued economic uncertainty, an economic slowdown or a recession; financial and industry conditions such as volatility in the U.S. and global banking market; our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; competition; technological changes and innovations; regulations and consumer concerns regarding privacy and data protection; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations, as well as various actual and proposed environmental, social and governance policies and regulations; the impact of future dispositions, acquisitions and other strategic transactions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia, Inc. will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries, including the impact of geopolitical events, such as the war in Ukraine; fluctuations in exchange rates and currency values; volatility of our stock price; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; the effect of analyst or credit ratings downgrades; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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

•During the three and six months ended June 30, 2023, fluctuations in foreign currency exchange rates resulted in net negative impacts of $0.2 million and $0.8 million, respectively, to reported Segment Adjusted EBITDA for our Europe-North segment, primarily driven by the strengthening of the U.S. dollar against the Swedish Krona and, in the six-month period, the British pound sterling.
•During the three and six months ended June 30, 2023, fluctuations in foreign currency exchange rates resulted in net positive impacts of $0.1 million and $0.9 million, respectively, to reported Segment Adjusted EBITDA for our Europe-South segment, primarily driven by fluctuations of the U.S. dollar against the Euro.
During the three months ended June 30, 2023, our Europe-North and Europe-South segments reported Segment Adjusted EBITDA of $26.2 million and $2.4 million, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Segment Adjusted EBITDA for our Europe-North and Europe-South segments by $2.6 million and $0.2 million, respectively, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Segment Adjusted EBITDA by corresponding amounts.
During the six months ended June 30, 2023, our Europe-North and Europe-South segments reported Segment Adjusted EBITDA of $33.4 million and $(9.9) million, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Segment Adjusted EBITDA for our Europe-North segment by $3.3 million and increased Segment Adjusted EBITDA for our Europe-South segment by $1.0 million, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Segment Adjusted EBITDA for our Europe-North segment and decreased Segment Adjusted EBITDA for our Europe-South segment by corresponding amounts.
These analyses do not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or such foreign countries or on the results of operations of these foreign entities.
In May 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Spain, which is expected to close in 2024.
Interest Rate Risk
As of June 30, 2023, approximately 34% of our aggregate principal amount of long-term debt bore interest at variable rates, and as a result, our financial results are affected by changes in interest rates, primarily the Federal Funds Rate and SOFR. In connection with the phasing-out of LIBOR at the end of June 2023, we amended our Term Loan Facility in February 2023 and our Revolving Credit Facility and Receivables-Based Credit Facility in June 2023 to replace the LIBOR reference rate with SOFR plus a credit spread adjustment for new borrowings or the continuation of existing borrowings. We do not expect the replacement of LIBOR to result in a material impact to our financial results.
In response to heightened levels of inflation, central banks raised interest rates significantly in 2022. The U.S. Federal Reserve further raised rates in the first half of 2023, resulting in an increase in our weighted average cost of debt from 7.1% at December 31, 2022 to 7.4% at June 30, 2023. Governments may continue to increase interest rates to combat inflation, although the pace of interest rate increases is expected to slow as inflation continues to decline. Assuming the current level of borrowings and 100 basis point increases in LIBOR and SOFR, it is estimated that our interest expense for the three and six months ended June 30, 2023 would have increased by $4.9 million and $9.7 million, respectively. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. In 2022, there was a worldwide surge in inflation. While inflation rates have slowed in the first half of 2023, global inflation remains high. These heightened levels of global inflation have affected our results, particularly in our Europe segments, due to higher costs for electricity, labor, rent, materials and equipment. Although the exact impact of inflation on our margins and earnings is indeterminable, we believe we have partially offset higher costs by increasing the effective advertising rates for most of our out-of-home display faces.

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended June 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30	4,325	$1.11	—	—
May 1 through May 31	1,047,302	$1.30	—	—
June 1 through June 30	21,147	$1.35	—	—
Total	1,072,774	$1.30	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended June 30, 2023 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” “or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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
10.1
First Amendment to Receivables-Based Credit Agreement, dated as of June 12, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Receivables-Based Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2023)

10.2
Fourth Amendment to Credit Agreement, dated as of June 12, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2023)

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 7, 2023	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer