Form 10-Q
period 2023-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2023-11-08
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	483,009,818

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$313,406	$282,232
Accounts receivable, net	441,536	453,683
Prepaid expenses	50,612	44,989
Other current assets	23,244	17,482
Current assets of discontinued operations	41,449	322,530
Total Current Assets	870,247	1,120,916
PROPERTY, PLANT AND EQUIPMENT
Structures, net	453,545	468,935
Other property, plant and equipment, net	186,277	203,178
INTANGIBLE ASSETS AND GOODWILL
Permits, net	681,800	723,061
Other intangible assets, net	242,459	250,946
Goodwill	649,180	650,643
OTHER ASSETS
Operating lease right-of-use assets	1,444,263	1,404,269
Other assets	51,176	48,449
Other assets of discontinued operations	69,982	215,614
Total Assets	$4,648,929	$5,086,011
CURRENT LIABILITIES
Accounts payable	$55,310	$73,429
Accrued expenses	324,174	330,750
Current operating lease liabilities	203,243	211,952
Accrued interest	109,933	80,133
Deferred revenue	72,845	47,930
Current portion of long-term debt	556	21,203
Current liabilities of discontinued operations	267,162	356,143
Total Current Liabilities	1,033,223	1,121,540
NON-CURRENT LIABILITIES
Long-term debt	5,628,671	5,540,698
Non-current operating lease liabilities	1,285,715	1,237,530
Deferred tax liabilities, net	241,750	243,564
Other liabilities	97,083	93,748
Other liabilities of discontinued operations	25,014	111,737
Total Liabilities	8,311,456	8,348,817

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	11,247	12,864
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (494,009,851 shares issued as of September 30, 2023; 483,639,206 shares issued as of December 31, 2022)	4,940	4,836
Additional paid-in capital	3,558,683	3,543,424
Accumulated deficit	(6,805,652)	(6,469,953)
Accumulated other comprehensive loss	(408,179)	(335,189)
Treasury stock (11,000,033 shares held as of September 30, 2023; 7,325,251 shares held as of December 31, 2022)	(23,566)	(18,788)
Total Stockholders' Deficit	(3,662,527)	(3,262,806)
Total Liabilities and Stockholders' Deficit	$4,648,929	$5,086,011

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$526,786	$503,344	$1,495,026	$1,451,781
Operating expenses:
Direct operating expenses(1)	271,377	241,389	790,206	721,342
Selling, general and administrative expenses(1)	87,083	90,381	266,292	263,689
Corporate expenses(1)	34,931	38,299	129,427	123,323
Depreciation and amortization	57,699	49,871	186,409	152,352
Impairment charges	—	871	—	22,676
Other operating expense, net	6,179	1,863	10,122	676
Operating income	69,517	80,670	112,570	167,723
Interest expense, net	(107,391)	(92,620)	(314,624)	(261,704)
Gain on extinguishment of debt	3,817	—	3,817	—
Other income (expense), net	(17,269)	(27,968)	3,722	(60,263)
Loss from continuing operations before income taxes	(51,326)	(39,918)	(194,515)	(154,244)
Income tax benefit attributable to continuing operations	244	21,120	12,022	445
Loss from continuing operations	(51,082)	(18,798)	(182,493)	(153,799)
Loss from discontinued operations	(211,736)	(19,982)	(152,326)	(40,027)
Consolidated net loss	(262,818)	(38,780)	(334,819)	(193,826)
Less: Net income attributable to noncontrolling interests	672	977	880	1,463
Net loss attributable to the Company	$(263,490)	$(39,757)	$(335,699)	$(195,289)

Net loss attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.11)	$(0.04)	$(0.38)	$(0.33)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.44)	(0.04)	(0.32)	(0.08)
Net loss attributable to the Company per share of common stock — Basic and Diluted	$(0.55)	$(0.08)	$(0.70)	$(0.41)
(1)Excludes depreciation and amortization
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2023	2022	2023	2022
Net loss attributable to the Company	$(263,490)	$(39,757)	$(335,699)	$(195,289)
Other comprehensive income (loss):
Foreign currency translation adjustments	732	3,669	(5,345)	9,128
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sales of businesses(1)	—	—	(67,648)	—
Other comprehensive income (loss)	732	3,669	(72,993)	9,128
Comprehensive loss	(262,758)	(36,088)	(408,692)	(186,161)
Less amount attributable to noncontrolling interests	(5)	(10)	(3)	(27)
Comprehensive loss attributable to the Company	$(262,753)	$(36,078)	$(408,689)	$(186,134)
(1)Included in “Loss from discontinued operations” on Consolidated Statements of Loss

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended September 30, 2023
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)
Net income (loss)		672	—	—	(263,490)	—	—	(262,818)
Release of stock awards and exercise of stock options	152,770	—	1	(1)	—	—	(77)	(77)
Share-based compensation		—	—	5,060	—	—	—	5,060
Payments to noncontrolling interests, net		(63)	—	—	—	—	—	(63)
Foreign currency translation adjustments		(5)	—	—	—	737	—	732
Balances at September 30, 2023	494,009,851	$11,247	$4,940	$3,558,683	$(6,805,652)	$(408,179)	$(23,566)	$(3,662,527)

Three Months Ended September 30, 2022
Balances at June 30, 2022	482,887,254	$11,289	$4,829	$3,533,873	$(6,528,881)	$(345,474)	$(17,886)	$(3,342,250)
Net income (loss)		977	—	—	(39,757)	—	—	(38,780)
Release of stock awards and exercise of stock options	248,308	—	2	(2)	—	—	(677)	(677)
Share-based compensation		—	—	5,290	—	—	—	5,290
Payments to noncontrolling interests, net		(62)	—	—	—	—	—	(62)
Foreign currency translation adjustments		(10)	—	—	—	3,679	—	3,669
Balances at September 30, 2022	483,135,562	$12,194	$4,831	$3,539,161	$(6,568,638)	$(341,795)	$(18,563)	$(3,372,810)

	Nine Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Nine Months Ended September 30, 2023
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		880	—	—	(335,699)	—	—	(334,819)
Release of stock awards and exercise of stock options	10,370,645	—	104	(104)	—	—	(4,778)	(4,778)
Share-based compensation		—	—	15,363	—	—	—	15,363
Payments to noncontrolling interests, net		(2,494)	—	—	—	—	—	(2,494)
Foreign currency translation adjustments		(3)	—	—	—	(5,342)	—	(5,345)
Disposition of businesses		—	—	—	—	(67,648)	—	(67,648)
Balances at September 30, 2023	494,009,851	$11,247	$4,940	$3,558,683	$(6,805,652)	$(408,179)	$(23,566)	$(3,662,527)

Nine Months Ended September 30, 2022
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		1,463	—	—	(195,289)	—	—	(193,826)
Release of stock awards and exercise of stock options	8,654,700	—	86	(86)	—	—	(10,720)	(10,720)
Share-based compensation		—	—	16,880	—	—	—	16,880
Payments to noncontrolling interests, net		(302)	—	—	—	—	—	(302)
Foreign currency translation adjustments		(27)	—	—	—	9,155	—	9,128
Balances at September 30, 2022	483,135,562	$12,194	$4,831	$3,539,161	$(6,568,638)	$(341,795)	$(18,563)	$(3,372,810)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(334,819)	$(193,826)
Reconciling items:
Depreciation, amortization and impairment charges	202,148	201,506
Non-cash operating lease expense	231,102	250,710
Gain on extinguishment of debt	(3,817)	—
Deferred taxes	(1,706)	(4,677)
Share-based compensation	15,363	16,880
Loss (gain) on classification as held for sale and disposition of businesses and/or operating assets, net	91,866	(12,598)
Foreign exchange transaction (gain) loss	(7,935)	63,003
Other reconciling items, net	10,645	7,050
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	46,697	51,713
Increase in prepaid expenses and other operating assets	(48,384)	(31,308)
Decrease in accounts payable and accrued expenses	(18,353)	(34,527)
Decrease in operating lease liabilities	(245,808)	(259,415)
Increase in accrued interest	30,030	38,495
Increase in deferred revenue	20,773	15,061
Increase in other operating liabilities	10,676	5,921
Net cash (used for) provided by operating activities	(1,522)	113,988
Cash flows from investing activities:
Capital expenditures	(112,565)	(124,418)
Asset acquisitions	(12,140)	(51,995)
Net proceeds from disposition of businesses and/or assets	103,118	20,785
Other investing activities, net	(962)	136
Net cash used for investing activities	(22,549)	(155,492)
Cash flows from financing activities:
Proceeds from long-term debt	750,000	—
Payments on long-term debt	(683,277)	(16,125)
Debt issuance and modification costs	(12,457)	—
Taxes paid related to net share settlement of equity awards	(4,778)	(10,720)
Payments to noncontrolling interests, net	(2,494)	(302)
Net cash provided by (used for) financing activities	46,994	(27,147)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,045	(13,189)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,968	(81,840)
Cash, cash equivalents and restricted cash at beginning of period	298,682	419,971
Cash, cash equivalents and restricted cash at end of period	$324,650	$338,131
Supplemental disclosures:
Cash paid for interest	$283,746	$217,816
Cash paid for income taxes, net of refunds	$8,711	$3,824
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation
These consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its subsidiaries, as well as entities in which the Company has a controlling financial interest or for which the Company is the primary beneficiary. Intercompany transactions have been eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, the financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on February 28, 2023.
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
Segment Presentation Changes and Discontinued Operations
As described in the Company’s 2022 Annual Report on Form 10-K, the Company changed segments during the fourth quarter of 2022 to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). As such, the Company has revised its segment disclosures for prior periods to conform to the current period presentation.
Additionally, during the third quarter of 2023, the Company’s plan to sell the businesses comprising its Europe-South segment met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Refer to Note 2 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Strategic Review and Dispositions
In 2022, the CCOH Board of Directors (the “Board”) authorized a review of strategic alternatives related to the potential disposal of certain of the Company’s lower-margin European assets (and/or other European assets of lower priority to the Company’s European business as a whole). Since that time, the Company has sold, or has entered into agreements to sell, its businesses in Switzerland, Italy, Spain and France, which comprised the Company’s entire Europe-South segment.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The conditions to closing were satisfied during the first quarter of 2023, and the sale of the Company’s business in Switzerland was completed on March 31, 2023. Upon sale, the Company recognized a gain of $96.4 million, included within “Loss from discontinued operations” on the Consolidated Statement of Loss. Cash proceeds, net of customary closing adjustments and cash sold, of $89.4 million are reflected as cash from investing activities within “Net proceeds from disposition of businesses and/or assets” on the Consolidated Statement of Cash Flows.
Sale of Businesses in Italy and Spain
On May 30, 2023, Clear Channel International Holdings B.V., a wholly-owned subsidiary of the Company, entered into agreements with subsidiaries of JCDecaux SE, among other related parties, with respect to the sales of the Company’s businesses in Italy and Spain.
The sale of the Company’s business in Italy closed on May 31, 2023. Upon sale, the Company recognized a gain of $11.2 million, included within “Loss from discontinued operations” on the Consolidated Statement of Loss. Cash proceeds, net of customary closing adjustments and cash sold, of $5.1 million are reflected as cash from investing activities within “Net proceeds from disposition of businesses and/or assets” on the Consolidated Statement of Cash Flows.
The sale of the Company’s business in Spain is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions, and assets and liabilities of this business are considered to be held for sale. The Company expects to receive cash consideration of approximately $64.3 million and to recognize a gain on sale when this transaction closes.
Sale of Business in France
On July 17, 2023, the Company announced that it had entered into exclusive discussions to sell its business in France to Equinox Industries (“Equinox”), subject to an information and consultation process with Clear Channel France’s employee works council, execution of a share purchase agreement and the satisfaction of customary closing conditions. As a result, assets and liabilities of this business were considered to be held for sale at September 30, 2023. In connection with the anticipated sale, the Company recognized a loss of $200.6 million during the third quarter of 2023, included within “Loss from discontinued operations” on the Consolidated Statement of Loss.
The information and consultation process with the employee works council and execution of a share purchase agreement was completed in October, and the sale was completed on October 31, 2023. In accordance with the share purchase agreement, the Company delivered its business in France, including all related assets, to Equinox with approximately €42 million of cash, subject to adjustment for related customary items, tax and other costs, to support ongoing operations of the business, and Equinox assumed the €28.125 million state-guaranteed loan held by Clear Channel France. Equinox is required to repay the Company up to €4.5 million depending on the sold business’s full year 2023 revenue. The Company will record an adjustment to the loss during the fourth quarter as needed to reflect the final terms of the sale.
Discontinued Operations
The Company classifies a business as held for sale when the criteria prescribed by Accounting Standards Codification (“ASC”) Paragraph 205-20-45-1E are met, most notably when sale of the business is probable within the next year (with certain exceptions) and it is unlikely there will be significant changes to the plan of sale. Assets and liabilities held for sale are recorded at the lower of their carrying value or fair value less cost to sell.
The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by ASC Paragraph 205-20-45-1B are met. While the sales of, or agreements to sell, the Company’s businesses in Switzerland, Italy and Spain did not previously qualify for presentation as discontinued operations, the Company concluded that, in aggregate, the sales of these businesses along with the sale of its business in France (collectively comprising the Company’s entire Europe-South segment) met the criteria for discontinued operations presentation during the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented.
As part of the sales agreements for each business, the Company has agreed to provide certain transitional services as defined within the respective Transition Services Agreement for a period of time after sale. Income and expenses related to these transitional services are presented as part of “Loss from continuing operations” on the Consolidated Statement of Loss.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities of Discontinued Operations
As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

(In thousands)	September 30, 2023(1)	December 31, 2022(2)
Assets of discontinued operations:
Cash and cash equivalents	$1,139	$5,118
Accounts receivable, net	114,603	178,084
Prepaid expenses and other current assets	23,053	21,385
Property, plant and equipment, net	94,083	126,878
Intangible assets, net and goodwill	40	20,000
Operating lease right-of-use assets	63,618	160,841
Other assets	15,531	25,838
Valuation allowance on business in France(3)	(200,636)	—
Total assets of discontinued operations on Consolidated Balance Sheets	$111,431	$538,144

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$144,194	$201,161
Operating lease liabilities	70,277	169,229
Deferred revenue	11,695	16,902
Long-term debt, including current portion	29,734	32,116
Other liabilities	36,276	48,472
Total liabilities of discontinued operations on Consolidated Balance Sheets	$292,176	$467,880
(1)As of September 30, 2023, all assets and liabilities of the Company’s business in France are classified as current on the Consolidated Balance Sheet as the sale occurred on October 31, 2023. Assets and liabilities of the Company’s business in Spain are classified as current or non-current in accordance with ASC Subtopic 210-10 as the time required to receive regulatory approval and satisfy other customary closing conditions may extend beyond 12 months.
(2)As of December 31, 2022, all assets and liabilities of the Company’s former business in Switzerland were classified as current on the Consolidated Balance Sheet as they were held for sale and the sale was expected to occur within a year of the balance sheet date. The remaining assets and liabilities of the Company’s discontinued operations are classified as current or non-current in accordance with their original classification at December 31, 2022.
(3)The valuation allowance on the business in France represents the loss recorded upon classification of the business as held for sale in order to reduce the carrying value of the business to fair value less costs to sell.
Letters of Credit, Surety Bonds and Guarantees
A portion of the Company’s letters of credit, surety bonds and guarantees outstanding at September 30, 2023 related to discontinued operations that were held for sale as of this date.
•Related to the business in France, the Company has a $20.2 million letter of credit in support of a $35.9 million surety bond outstanding at September 30, 2023. In connection with the sale of this business, and pursuant to the related share purchase agreement, the Company’s former French business and/or Equinox will either replace, or procure a counter-guarantee of, the Company’s payment obligation under the letter of credit. Furthermore, the Company’s former French business indemnified the Company for the remaining $15.7 million balance of the surety bond outstanding, and the Company will be released from any remaining obligation related to the surety bond by March 2025. Separately, the business in France had $7.3 million of bank guarantees outstanding at September 30, 2023, a portion of which was supported by $3.2 million of cash collateral. The guarantees and cash collateral will remain with the French business upon its sale.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Related to the business in Spain, the Company had a $6.5 million of letter of credit and $8.5 million of bank guarantees outstanding at September 30, 2023, a portion of which was supported by $0.7 million of cash collateral. These will remain obligations of the Company until the sale of this business closes in 2024 or, if sooner, their expiration date.
Loss from Discontinued Operations
The following table provides details about the major classes of line items constituting “Loss from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$85,680	$99,563	$300,114	$320,194
Expenses:
Direct operating expenses(1)	74,796	82,154	247,377	254,728
Selling, general and administrative expenses(1),(2)	19,389	27,021	68,685	78,265
Depreciation and amortization	348	7,975	15,739	26,478
Other expense, net	2,882	2,233	10,288	524
Loss from discontinued operations before net loss on disposal and/or classification as held for sale and income taxes	(11,735)	(19,820)	(41,975)	(39,801)
Loss on disposal and/or classification as held for sale, net	(200,636)	—	(93,132)	—
Income tax benefit (expense) attributable to discontinued operations(3)	635	(162)	(17,219)	(226)
Loss from discontinued operations	$(211,736)	$(19,982)	$(152,326)	$(40,027)
(1)Excludes depreciation and amortization.
(2)Certain costs that were historically allocated to the Company’s Europe-South segment and reported within selling, general and administrative expenses on the Consolidated Statement of Loss have been deemed to be costs of continuing operations and are now reported within corporate expenses on the Consolidated Statement of Loss. As such, amounts for prior periods totaling $1.1 million and $3.8 million for the three and nine months ended September 30, 2022, respectively, have been reclassified to conform to the current period presentation.
(3)The income tax expense attributable to discontinued operations for the nine months ended September 30, 2023 was largely driven by the sale of the Company’s former business in Switzerland.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2023	2022	2023	2022
Capital expenditures(1)	$4,764	$5,769	$16,129	$20,830
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $3.5 million and $3.7 million of accrued capital expenditures related to discontinued operations that remained unpaid as of September 30, 2023 and 2022, respectively.
NOTE 3 – SEGMENT DATA
The Company has four reportable segments, which it believes best reflect how the Company is currently managed: America, Airports, Europe-North and Europe-South. The Company's remaining operations in Latin America and Singapore are disclosed as “Other.” As described in Note 2, the Company’s Europe-South segment met the criteria to be reported as discontinued operations during the third quarter of 2023. As such, results of this segment are excluded from the table below, which only reflects continuing operations, for all periods presented.

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
The following table presents the Company’s reportable segment results for continuing operations for the three and nine months ended September 30, 2023 and 2022. As described in Note 1, the Company has revised its segment disclosures for the prior periods to conform to the current period presentation.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
America	$278,760	$284,201	$802,326	$808,483
Airports	75,558	62,318	200,392	179,307
Europe-North	149,366	135,522	427,778	403,338
Other	23,102	21,303	64,530	60,653
Total	$526,786	$503,344	$1,495,026	$1,451,781
Capital Expenditures(1)
America	$16,148	$13,777	$51,844	$52,251
Airports	3,072	7,807	10,382	17,369
Europe-North	7,851	10,959	18,998	22,445
Other	1,577	1,234	4,534	2,527
Corporate	4,022	3,764	10,678	8,996
Total	$32,670	$37,541	$96,436	$103,588
Segment Adjusted EBITDA
America	$121,335	$129,679	$332,213	$364,062
Airports	15,522	15,060	38,120	39,767
Europe-North	28,444	24,198	61,850	59,031
Other	3,290	2,991	7,170	5,282
Total	$168,591	$171,928	$439,353	$468,142
Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$168,591	$171,928	$439,353	$468,142
Less reconciling items:
Corporate expenses(2)	34,931	38,299	129,427	123,323
Depreciation and amortization	57,699	49,871	186,409	152,352
Impairment charges	—	871	—	22,676
Restructuring and other costs(3)	265	354	825	1,392
Other operating expense, net	6,179	1,863	10,122	676
Interest expense, net	107,391	92,620	314,624	261,704
Gain on extinguishment of debt	(3,817)	—	(3,817)	—
Other (income) expense, net	17,269	27,968	(3,722)	60,263
Loss from continuing operations before income taxes	$(51,326)	$(39,918)	$(194,515)	$(154,244)
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $8.7 million and $12.4 million of accrued capital expenditures related to continuing operations that remained unpaid as of September 30, 2023 and 2022, respectively.

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
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended September 30, 2023
U.S.(1)	$184,506	$169,812	$354,318
Europe(2)	145,642	3,724	149,366
Other(3)	17,892	5,210	23,102
Total	$348,040	$178,746	$526,786
Three Months Ended September 30, 2022
U.S.(1)	$174,478	$172,041	$346,519
Europe(2)	132,772	2,750	135,522
Other(3)	16,354	4,949	21,303
Total	$323,604	$179,740	$503,344
Nine Months Ended September 30, 2023
U.S.(1)	$520,754	$481,964	$1,002,718
Europe(2)	419,253	8,525	427,778
Other(3)	48,625	15,905	64,530
Total	$988,632	$506,394	$1,495,026
Nine Months Ended September 30, 2022
U.S.(1)	$496,234	$491,556	$987,790
Europe(2)	391,895	11,443	403,338
Other(3)	45,502	15,151	60,653
Total	$933,631	$518,150	$1,451,781
(1)U.S. revenue, which also includes revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North segment.
(3)Other includes the Company’s businesses in Latin America and Singapore.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$298,309	$274,143	$317,560	$322,789
Ending balance	304,620	278,067	304,620	278,067

Deferred revenue from contracts with customers:
Beginning balance	$40,947	$40,391	$23,596	$31,519
Ending balance	42,940	40,726	42,940	40,726
During the three months ended September 30, 2023 and 2022, respectively, the Company recognized $34.8 million and $34.4 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarters. During the nine months ended September 30, 2023 and 2022, respectively, the Company recognized $22.5 million and $29.8 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective years.
The Company’s contracts with customers generally have terms of one year or less. However, as of September 30, 2023, the Company expected to recognize $92.0 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2023 and December 31, 2022 consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Term Loan Facility Due 2026(1),(2),(3)	$1,260,000	$1,935,000
Revolving Credit Facility Due 2026(4)	—	—
Receivables-Based Credit Facility Due 2026(5)	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028(3)	750,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes Due 2028(6)	995,000	1,000,000
Clear Channel Outdoor Holdings 7.500% Senior Notes Due 2029(6)	1,040,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Other debt(7)	4,221	4,682
Original issue discount	(2,923)	(5,596)
Long-term debt fees	(42,071)	(47,185)
Total debt	5,629,227	5,561,901
Less: Current portion(1)	556	21,203
Total long-term debt	$5,628,671	$5,540,698
(1)The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. In accordance with these terms, the Company paid $10.0 million of the outstanding principal on the Term Loan Facility during the six months ended June 30, 2023. During the three months ended September 30, 2023, the Company made a prepayment, described in note (3) to this table, that satisfied the remaining quarterly payment obligations. As such, the entire remaining balance is due in 2026 and is classified as non-current on the Consolidated Balance Sheet at September 30, 2023.
(2)In February 2023, the Senior Secured Credit Agreement was amended to establish Adjusted Term Secured Overnight Financing Rate (“SOFR”) as the alternate rate of interest applicable to the Company’s Term Loan Facility. Refer to the “Amendments to Senior Secured Credit Facilities” section below for more information.
(3)On August 22, 2023, the Company issued $750.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2028. On the same date, the Company used a portion of the net proceeds from this issuance to prepay $665.0 million of outstanding principal on the Term Loan Facility, which the Company repurchased at a 1% discount. The Company incurred costs of $12.3 million related to these transactions.
(4)In June 2023, the Senior Secured Credit Agreement was amended to extend the maturity date of a substantial portion of the commitments under the Company’s Revolving Credit Facility to August 2026, reduce the aggregate revolving credit commitments of the Revolving Credit Facility, and replace the benchmark interest rates applicable to the Revolving Credit Facility. Refer to the “Amendments to Senior Secured Credit Facilities” section below for more information.
(5)In June 2023, the Receivables-Based Credit Agreement was amended to extend its maturity to August 2026, increase its aggregate revolving credit commitments, and replace the benchmark interest rates. Refer to the “Amendment to Receivables-Based Credit Facility” section below for more information.
(6)In September 2023, the Company repurchased in the open market $5.0 million of the CCOH 7.750% Senior Notes and $10.0 million of the CCOH 7.500% Senior Notes at a discount, resulting in a gain on extinguishment of $3.2 million. The repurchased notes are to be held by a subsidiary of the Company and have not been cancelled.
(7)Other debt includes finance leases and various borrowings utilized for general operating purposes.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion and $4.7 billion as of September 30, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of September 30, 2023, the Company was in compliance with all covenants contained in its debt agreements.

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
CCOH 9.000% Senior Secured Notes Due 2028
On August 22, 2023, the Company completed the sale of $750.0 million in aggregate principal amount of 9.000% Senior Secured Notes due 2028 (the “CCOH 9.000% Senior Secured Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States in compliance with Regulation S under the Securities Act. The CCOH 9.000% Senior Secured Notes were issued pursuant to an indenture, dated as of August 22, 2023 (the “CCOH 9.000% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent.
The CCOH 9.000% Senior Secured Notes mature on September 15, 2028 and bear interest at a rate of 9.000% per annum. Interest on the CCOH 9.000% Senior Secured Notes is payable to the holders thereof semi-annually on March 15 and September 15 of each year, beginning on March 15, 2024.
Guarantees and Security
The CCOH 9.000% Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by the subsidiaries of the Company acting as guarantors thereto and any of the Company’s future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Senior Secured Credit Facilities and the Receivables-Based Credit Facility.
The CCOH 9.000% Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in all of the Company’s and guarantors’ assets securing the Senior Secured Credit Facilities and the CCOH 5.125% Senior Secured Notes, subject to certain exceptions, and on a second-priority basis by security interests in all of the Company’s and guarantors’ assets securing the Company’s Receivables-Based Credit Facility on a first-priority basis, in each case, other than any excluded assets.
Redemptions
The Company may redeem all or a portion of the CCOH 9.000% Senior Secured Notes at the redemption prices set forth in the CCOH 9.000% Senior Secured Notes Indenture.
Certain Covenants
The CCOH 9.000% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of the debt; enter into certain transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of September 30, 2023, the Company was in compliance with all covenants contained in the CCOH 9.000% Senior Secured Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of September 30, 2023, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $106.8 million of remaining excess availability, and $40.2 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $111.1 million of excess availability. Additionally, as of September 30, 2023, the Company had $79.2 million and $29.2 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $8.0 million of cash collateral.
A portion of these letters of credit, surety bonds and guarantees at September 30, 2023 related to discontinued operations that were held for sale at September 30, 2023. Please refer to Note 2 for additional information.
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
As previously disclosed, the Company engaged with the SEC and the DOJ regarding the potential resolution of this matter and, during the first quarter of 2022, recorded an estimated liability of $7.1 million related to such matter. Having reached an agreement in principle with the SEC to settle the claims against the Company, and based on the Company’s expectations relating to a definitive order, the Company recorded an incremental liability of $19.0 million for the second quarter of 2023 to equal the amount of the expected settlement payment. In September 2023, the Company reached a settlement with the SEC. Without admitting or denying the underlying allegations, the Company has agreed to pay a total of approximately $26.1 million in disgorgement, civil penalties and prejudgment interest to the SEC in a series of installments over the next year, of which approximately $13 million was paid in October 2023. As of June 30, 2023, the Company had recorded a liability for the full amount of the potential settlement payment in anticipation of such settlement. In connection with the settlement, the DOJ declined to pursue any charges against the Company related to this matter.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
The Company’s income tax benefit attributable to continuing operations for the three and nine months ended September 30, 2023 and 2022 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current tax expense attributable to continuing operations	$(2,830)	$(1,299)	$(6,442)	$(3,493)
Deferred tax benefit attributable to continuing operations	3,074	22,419	18,464	3,938
Income tax benefit attributable to continuing operations	$244	$21,120	$12,022	$445
The effective tax rates for continuing operations for the three and nine months ended September 30, 2023 were 0.5% and 6.2%, respectively, compared to 52.9% and 0.3% for the three and nine months ended September 30, 2022, respectively. The effective tax rates for each period were impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Structures(1)	$2,133,246	$2,098,547
Furniture and other equipment	220,453	211,319
Land, buildings and improvements(1)	142,119	131,758
Construction in progress	38,239	67,047
Property, plant and equipment, gross	2,534,057	2,508,671
Less: Accumulated depreciation	(1,894,235)	(1,836,558)
Property, plant and equipment, net	$639,822	$672,113
(1)During the nine months ended September 30, 2023, the Company acquired billboard structures and land of $1.5 million and $0.1 million, respectively, as part of asset acquisitions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$746,126	$(64,326)	$739,119	$(16,058)
Transit, street furniture and other outdoor contractual rights	350,763	(318,046)	352,663	(315,144)
Permanent easements(1)	163,293	—	160,688	—
Trademarks	83,569	(37,133)	83,569	(30,889)
Other	1,094	(1,081)	1,146	(1,087)
Total intangible assets	$1,344,845	$(420,586)	$1,337,185	$(363,178)
(1)During the nine months ended September 30, 2023, the Company acquired permits and permanent easements of $7.0 million and $3.8 million, respectively, as part of asset acquisitions. The acquired permits have amortization periods ranging from 11 to 16 years.
The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, and more frequently as events or changes in circumstances warrant, as described in the Company's 2022 Annual Report on Form 10-K. In 2022, the Company tested certain of its then-indefinite-lived permits for impairment during the second quarter due to rising interest rates and inflation, resulting in an impairment charge of $21.8 million. Additionally, the Company’s annual impairment test as of July 1, 2022 resulted in an impairment charge of $0.9 million related to its permanent easements during the third quarter of 2022. No impairment was recognized during the nine months ended September 30, 2023, and there were no indicators of impairment as of this date.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the nine months ended September 30, 2023:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2022(1)	$482,937	$24,882	$142,824	$650,643
Foreign currency impact	—	—	(1,463)	(1,463)
Balance as of September 30, 2023	$482,937	$24,882	$141,361	$649,180
(1)The balance at December 31, 2022 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North and $90.4 million for Other.
The Company performs its annual impairment test for goodwill as of July 1 of each year, and more frequently as events or changes in circumstances warrant, as described in the Company's 2022 Annual Report on Form 10-K. No goodwill impairment was recognized during the nine months ended September 30, 2023 or 2022.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and nine months ended September 30, 2023 and 2022:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerators:
Loss from continuing operations	$(51,082)	$(18,798)	$(182,493)	$(153,799)
Less: Net income from continuing operations attributable to noncontrolling interests	648	977	823	1,529
Net loss from continuing operations attributable to the Company	(51,730)	(19,775)	(183,316)	(155,328)
Loss from discontinued operations	(211,736)	(19,982)	(152,326)	(40,027)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	24	—	57	(66)
Net loss from discontinued operations attributable to the Company	(211,760)	(19,982)	(152,383)	(39,961)
Net loss attributable to the Company	$(263,490)	$(39,757)	$(335,699)	$(195,289)

Denominators:
Weighted average common shares outstanding – Basic	482,945	475,612	481,289	473,787
Weighted average common shares outstanding – Diluted	482,945	475,612	481,289	473,787

Net loss attributable to the Company per share of common stock — Basic:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.11)	$(0.04)	$(0.38)	$(0.33)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.44)	(0.04)	(0.32)	(0.08)
Net loss attributable to the Company per share of common stock — Basic	$(0.55)	$(0.08)	$(0.70)	$(0.41)

Net loss attributable to the Company per share of common stock — Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.11)	$(0.04)	$(0.38)	$(0.33)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.44)	(0.04)	(0.32)	(0.08)
Net loss attributable to the Company per share of common stock — Diluted	$(0.55)	$(0.08)	$(0.70)	$(0.41)
Outstanding equity awards of 29.2 million and 24.2 million shares for the three months ended September 30, 2023 and 2022, respectively, and 23.0 million and 25.2 million shares for the nine months ended September 30, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents in the Balance Sheets	$313,406	$282,232
Cash and cash equivalents included in Current assets of discontinued operations	1,139	5,118
Restricted cash included in:
Other current assets	1,859	1,953
Current assets of discontinued operations	842	1,322
Other assets	4,234	4,149
Other assets of discontinued operations	3,170	3,908
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$324,650	$298,682
Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$455,193	$467,776
Less: Allowance for credit losses	(13,657)	(14,093)
Accounts receivable, net	$441,536	$453,683
Credit loss expense related to accounts receivable of continuing operations was less than $0.1 million and $1.7 million during the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $2.9 million during the nine months ended September 30, 2023 and 2022, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Accrued rent	$89,790	$86,892
Accrued employee compensation and benefits	49,360	86,630
Accrued taxes	44,367	37,590
Accrued other	140,657	119,638
Total accrued expenses	$324,174	$330,750
Share-Based Compensation
On May 2, 2023, the Compensation Committee of the Board approved grants of 14.7 million restricted stock units (“RSUs”) and 3.4 million performance stock units (“PSUs”) to certain of employees of its continuing operations.
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
Other Income (Expense), Net
During the three months ended September 30, 2023, the Company recognized a net foreign currency transaction loss related to continuing operations of $13.7 million, and during the nine months ended September 30, 2023, the Company recognized a net foreign currency transaction gain related to continuing operations of $7.4 million. During the three and nine months ended September 30, 2022, the Company recognized foreign currency transaction losses related to continuing operations of $28.8 million and $63.0 million, respectively.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022.

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
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays that we own or operate in various key markets using assorted digital and traditional display types. Effective December 31, 2022, we had four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (the “U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain, and prior to their sales on March 31, 2023, May 31, 2023 and October 31, 2023, respectively, Switzerland, Italy and France. Our remaining operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore are disclosed as “Other.” We have conformed the segment disclosures for the prior periods in this MD&A and throughout this Quarterly Report on Form 10-Q to the current period presentation.
Dispositions
Since December 2022, we have sold, or have entered into agreements to sell, our businesses in Switzerland, Italy, Spain and France, comprising our entire Europe-South segment.
•In December 2022, we entered into an agreement to sell our business in Switzerland to Goldbach Group AG. On March 31, 2023, we completed this sale and received cash proceeds, net of customary closing adjustments and cash sold, of $89.4 million.
•On May 31, 2023, we sold our business in Italy to JCDecaux for cash proceeds, net of customary closing adjustments and cash sold, of $5.1 million.
•In May 2023, we entered into an agreement to sell our business in Spain to JCDecaux for cash consideration of approximately $64.3 million. This transaction is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions.
•In July 2023, we entered into exclusive discussions with Equinox Industries (“Equinox”) related to our business in France, and in October 2023, we entered into a share purchase agreement with Equinox to sell our business in France. The sale was subsequently completed on October 31, 2023, and in accordance with that share purchase agreement, we delivered our business in France to Equinox with approximately €42 million of cash, subject to adjustment for related customary items, tax and other costs, to support ongoing operations of the business, and Equinox assumed the €28.125 million state-guaranteed loan held by Clear Channel France.

We intend to use net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements. As part of the sales agreements for each business, we have agreed to provide certain transitional services as defined within the respective Transition Services Agreement for a period of time after sale.
Discontinued Operations
While the sales of, or agreements to sell, our businesses in Switzerland, Italy and Spain did not previously qualify for presentation as discontinued operations, we concluded that, in aggregate, the sales of these businesses along with the agreement to sell our business in France (collectively comprising our entire Europe-South segment) met the criteria for discontinued operations presentation during the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in the financial statements included in this Quarterly Report on Form 10-Q for all periods presented, resulting in changes to the presentation of certain amounts for prior periods. Unless otherwise noted, the remaining discussion in this MD&A presents the results of continuing operations and excludes amounts related to discontinued operations for all periods presented.
Exploration of Strategic Alternatives
The Company has initiated a process to sell the businesses in its Europe-North segment and has also initiated a strategic review of its Latin American businesses. There can be no assurance that the process to sell or the review of strategic alternatives for these businesses will result in any additional transactions or particular outcomes. The Company has not set a timetable for completion of these reviews, may suspend the processes at any time and does not intend to make further announcements regarding the processes unless and until the Board approves a course of action for which further disclosure is appropriate.
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
•During 2023, we have experienced weakness in revenue within certain of our larger U.S. markets, most notably the San Francisco/Bay Area market as specific macroeconomic trends affecting this market have resulted in lower spend on out-of-home advertising. Additionally, ongoing Hollywood labor union strikes, which began in May 2023, have negatively impacted out-of-home advertising sales in the media/entertainment industry across our U.S. markets. The negative impacts of these trends, which could continue in future periods, have been more than offset by higher revenue generated in certain U.S. markets and our Airports segment.
•During 2023, we have also seen economic variability throughout Europe impacting country level growth rates in our European businesses. Economic downturns in Sweden and Norway have negatively impacted demand for out-of-home advertising in these countries and could continue to negatively impact results in future quarters; however, this was more than offset by higher revenue in most of the other European countries in which we operate.
As described in our 2022 Annual Report on Form 10-K, global inflation increased in 2022, and in response, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Interest rates have continued to rise in 2023, and while inflation rates have slowed, global inflation remains elevated and has impacted our results due to higher costs, particularly in our Europe businesses. We believe we have partially offset higher costs by increasing the effective advertising rates for most of our products.
Additionally, our international results are impacted by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, among other European currencies, peaking in the third quarter. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates have not had a significant impact on our reported results in 2023. While inflation, interest rates and foreign currency exchange rates have been less volatile in 2023, fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Due to seasonality, the results for the interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.

Debt Activity
In June 2023, we amended our Receivables-Based Credit Facility to extend the maturity date to August 2026 and our Revolving Credit Facility to extend the maturity of a substantial portion of the commitments thereunder to August 2026. Additionally, the aggregate revolving credit commitments under each facility were revised.
On August 22, 2023, we issued $750.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2028 (the “CCOH 9.000% Senior Secured Notes”) and used a portion of the net proceeds to prepay $665.0 million of outstanding principal on the Term Loan Facility, which we repurchased at a discount. We intend to use the remaining proceeds for general corporate purposes.
In September 2023, we repurchased in the open market $5.0 million principal amount of 7.750% Senior Notes due 2028 (the “CCOH 7.750% Senior Notes”) and $10.0 million principal amount of 7.500% Senior Notes due 2029 (the “CCOH 7.500% Senior Notes” and, together with the CCOH 7.750% Senior Notes, the “CCOH Senior Notes”) at a discount. The repurchased notes are to be held by a subsidiary of the Company and have not been cancelled.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
RESULTS OF OPERATIONS
The discussion of our results of operations is presented on both a consolidated and segment basis.
•Our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. The material components of Segment Adjusted EBITDA from continuing operations are discussed below on both a consolidated and segment basis.
•Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a total company basis and are therefore included only in our discussion of consolidated results of continuing operations.
•Results of discontinued operations are presented and discussed below separately from results of continuing operations.
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

Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$526,786	$503,344	4.7%	$1,495,026	$1,451,781	3.0%
Operating expenses:
Direct operating expenses(1)	271,377	241,389	12.4%	790,206	721,342	9.5%
Selling, general and administrative expenses(1)	87,083	90,381	(3.6)%	266,292	263,689	1.0%
Corporate expenses(1)	34,931	38,299	(8.8)%	129,427	123,323	4.9%
Depreciation and amortization	57,699	49,871	15.7%	186,409	152,352	22.4%
Impairment charges	—	871		—	22,676
Other operating expense, net	6,179	1,863		10,122	676
Operating income	69,517	80,670		112,570	167,723
Interest expense, net	(107,391)	(92,620)		(314,624)	(261,704)
Gain on extinguishment of debt	3,817	—		3,817	—
Other income (expense), net	(17,269)	(27,968)		3,722	(60,263)
Loss from continuing operations before income taxes	(51,326)	(39,918)		(194,515)	(154,244)
Income tax benefit attributable to continuing operations	244	21,120		12,022	445
Loss from continuing operations	(51,082)	(18,798)		(182,493)	(153,799)
Loss from discontinued operations	(211,736)	(19,982)		(152,326)	(40,027)
Consolidated net loss	(262,818)	(38,780)		(334,819)	(193,826)
Less: Net income attributable to noncontrolling interests	672	977		880	1,463
Net loss attributable to the Company	$(263,490)	$(39,757)		$(335,699)	$(195,289)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue increased $23.4 million, or 4.7%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $9.8 million impact of movements in foreign exchange rates, consolidated revenue increased $13.6 million, or 2.7%.
Consolidated revenue increased $43.2 million, or 3.0%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the $2.7 million impact of movements in foreign exchange rates, consolidated revenue increased $46.0 million, or 3.2%.
In both periods, higher revenue in our Airports and Europe-North segments driven by increased demand, new contracts and continued investment in digital infrastructure was partially offset by lower revenue in our America segment driven by weaknesses in the San Francisco/Bay Area market and the Media/Entertainment vertical.
The following table provides information about consolidated digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$239,056	$220,039	8.6%	$659,021	$616,419	6.9%
Percent of total consolidated revenue	45.4%	43.7%		44.1%	42.5%
Digital revenue, excluding movements in foreign exchange rates	$232,784	$220,039	5.8%	$658,595	$616,419	6.8%

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $30.0 million, or 12.4%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $5.3 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $24.7 million, or 10.2%.
Consolidated direct operating expenses increased $68.9 million, or 9.5%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the $4.7 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $73.6 million, or 10.2%.
These increases were largely due to higher site lease expense driven by lower rent abatements, higher revenue, and new and amended lease contracts. The remaining increase in direct operating expenses was driven by higher electricity and compensation costs, as well as higher rental costs related to additional digital displays.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$201,601	$175,767	14.7%	$581,228	$526,940	10.3%
Site lease expense, excluding movements in foreign exchange rates	198,741	175,767	13.1%	584,587	526,940	10.9%
Reductions of rent expense on lease and non-lease contracts from rent abatements	4,403	15,752	(72.0)%	18,627	38,357	(51.4)%
Restructuring and other costs	2	78	(97.4)%	195	470	(58.5)%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $3.3 million, or 3.6%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $2.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $5.4 million, or 5.9%, driven by reductions in property taxes and credit loss expense in our America segment.
Consolidated SG&A expenses increased $2.6 million, or 1.0%, during the nine months ended September 30, 2023 compared to the same period of 2022, mainly due to higher employee compensation, facilities and information technology costs, partially offset by lower property taxes related to a legal settlement. There was no net impact of movements in foreign exchange rates during this period.
The following table provides the restructuring and other costs included within SG&A expenses during the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Restructuring and other costs	$263	$276	(4.7)%	$630	$922	(31.7)%
Corporate Expenses
Corporate expenses decreased $3.4 million, or 8.8%, during the three ended September 30, 2023 compared to the same period of 2022. Excluding the impact of movements in foreign exchange rates, corporate expenses decreased $3.9 million, or 10.1%. Lower employee compensation related to variable incentives was partially offset by higher restructuring and other costs due to an insurance reimbursement received in the prior year for certain legal costs.
Corporate expenses increased $6.1 million, or 4.9%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the impact of movements in foreign exchange rates, corporate expenses increased $6.5 million, or 5.3%, primarily driven by estimated legal liabilities recorded for the resolution of matters related to the investigation of the Company’s former indirect, non-wholly-owned subsidiary, Clear Media Limited. Such expenses are included in restructuring and other costs in the table below. Please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details. This increase was partially offset by lower employee compensation largely related to variable incentives.

The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Share-based compensation expense(1)	$4,987	$5,124	(2.7)%	$15,134	$16,391	(7.7)%
Restructuring and other costs (reversals)(2)	569	(806)	NM	20,169	9,705	107.8%
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Restructuring and other costs during the nine months ending September 30, 2023 and 2022 include liabilities of $19.0 million and $7.1 million, respectively, recorded for the resolution of matters related to the investigation of Clear Media Limited. Percentage changes that are so large as to not be meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization increased $7.8 million, or 15.7%, and $34.1 million, or 22.4%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, depreciation and amortization increased $7.3 million, or 14.6%, and $34.3 million, or 22.5%, during the three- and nine-month comparison periods, respectively.
These increases were primarily driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which resulted in increases in amortization expense of $16.1 million and $48.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. This was partially offset by the impact of other assets becoming fully depreciated.
Impairment Charges
During the three months ended September 30, 2022, we recognized an impairment charge of $0.9 million on our permanent easements as a result of our annual impairment test. Additionally, during the three months ended June 30, 2022, we recognized an impairment charge of $21.8 million on indefinite-lived permits in our America segment driven by rising interest rates and inflation, resulting in total impairment charges of $22.7 million during the nine months ended September 30, 2022. There were no impairment charges during the three or nine months ended September 30, 2023.
Other Operating Expense, Net
Other operating expense, net, increased $4.3 million during the three months ended September 30, 2023 compared to the same period of 2022 driven by costs related to the strategic reviews of our remaining businesses.
Other operating expense, net, increased $9.4 million during the nine months ended September 30, 2023 compared to the same period of 2022 largely driven by compensation received in the prior year from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our America segment.
Interest Expense, Net
Interest expense, net, increased $14.8 million and $52.9 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 driven by higher interest rates on our Term Loan Facility.
Gain on Extinguishment of Debt
During the three and nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $3.8 million primarily related to the open market repurchase of $15.0 million principal amount of CCOH Senior Notes at a discount.
Other Income (Expense), Net
Other income (expense), net, is mainly comprised of net foreign exchange gains and losses recognized in connection with intercompany notes denominated in a currency other than the functional currency, and the decreases in other expense, net, of $10.7 million and $64.0 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 were primarily driven by reduced volatility in the value of the U.S. dollar against the British pound sterling. These decreases in expense were partially offset by expenses related to the CCOH 9.000% Senior Secured Notes issuance and Term Loan Facility prepayment in the third quarter of 2023.

Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and nine months ended September 30, 2023 were 0.5% and 6.2%, respectively, compared to 52.9% and 0.3% for the three and nine months ended September 30, 2022, respectively. The effective tax rates for each period were impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$278,760	$284,201	(1.9)%	$802,326	$808,483	(0.8)%
Direct operating expenses(1)	112,325	104,612	7.4%	326,298	301,933	8.1%
SG&A expenses(1)	45,131	50,255	(10.2)%	143,860	143,467	0.3%
Segment Adjusted EBITDA	121,335	129,679	(6.4)%	332,213	364,062	(8.7)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue decreased $5.4 million, or 1.9%, and $6.2 million, or 0.8%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 largely driven by continued weakness in the San Francisco/Bay Area market. Additionally, we saw a significant decrease in sales for the Media/Entertainment vertical during the third quarter of 2023, driven in large part by the Hollywood labor union strikes. Overall, the decreases in both periods were driven by lower revenue from print displays.
The following table provides information about America digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$97,637	$97,579	0.1%	$274,012	$268,953	1.9%
Percent of total segment revenue	35.0%	34.3%		34.2%	33.3%
Revenue generated from national sales comprised 32.7% and 37.8% of America revenue for the three months ended September 30, 2023 and 2022, respectively, and 33.7% and 36.5% of America revenue for the nine months ended September 30, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $7.7 million, or 7.4%, and $24.4 million, or 8.1%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 due to higher site lease expense driven by lease renewals and amendments, including the renegotiation of a large existing site lease contract, and lower rent abatements.
The following table provides information about America site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$90,126	$81,648	10.4%	$258,704	$235,053	10.1%
Reductions of rent expense on lease and non-lease contracts from rent abatements	1,586	3,786	(58.1)%	4,855	11,003	(55.9)%
America SG&A Expenses
America SG&A expenses decreased $5.1 million, or 10.2%, during the three months ended September 30, 2023 compared to the same period of 2022 driven by lower property taxes related to a legal settlement and lower credit loss expense largely due to a specific reserve recorded in the prior year.

America SG&A expenses increased $0.4 million, or 0.3%, during the nine months ended September 30, 2023 compared to the same period of 2022 as higher marketing, information technology and employee compensation costs were largely offset by lower property taxes related to a legal settlement.
Airports Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$75,558	$62,318	21.2%	$200,392	$179,307	11.8%
Direct operating expenses(1)	51,510	38,369	34.2%	138,147	115,196	19.9%
SG&A expenses(1)	8,528	8,889	(4.1)%	24,127	24,344	(0.9)%
Segment Adjusted EBITDA	15,522	15,060	3.1%	38,120	39,767	(4.1)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Airports Revenue
Airports revenue increased $13.2 million, or 21.2%, and $21.1 million, or 11.8%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 due to additional demand for airport advertising driven by a rebound in travel as U.S. airport traffic has returned to pre-pandemic levels, as well as our continued investment in digital media infrastructure.
The following table provides information about Airports digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$41,753	$36,123	15.6%	$113,478	$101,100	12.2%
Percent of total segment revenue	55.3%	58.0%		56.6%	56.4%
Revenue generated from national sales comprised 56.8% and 55.0% of Airports revenue for the three months ended September 30, 2023 and 2022, respectively, and 58.7% and 54.3% of Airports revenue for the nine months ended September 30, 2023 and 2022, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $13.1 million, or 34.2%, and $23.0 million, or 19.9%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 due to higher site lease expense driven by lower rent abatements and higher revenue.
The following table provides information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$47,220	$31,921	47.9%	$126,272	$100,885	25.2%
Reductions of rent expense on lease and non-lease contracts from rent abatements	2,655	11,650	(77.2)%	12,702	25,729	(50.6)%
Airports SG&A Expenses
Airports SG&A expenses decreased $0.4 million, or 4.1%, and $0.2 million, or 0.9%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 mainly driven by lower credit loss expense.

Europe-North Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$149,366	$135,522	10.2%	$427,778	$403,338	6.1%
Direct operating expenses(1)	95,036	86,165	10.3%	288,777	267,021	8.1%
SG&A expenses(1)	26,118	25,168	3.8%	77,929	77,699	0.3%
Segment Adjusted EBITDA	28,444	24,198	17.5%	61,850	59,031	4.8%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $13.8 million, or 10.2%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $7.7 million impact of movements in foreign exchange rates, Europe-North revenue increased $6.1 million, or 4.5%.
Europe-North revenue increased $24.4 million, or 6.1%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the $6.4 million impact of movements in foreign exchange rates, Europe-North revenue increased $30.8 million, or 7.6%.
In both periods, we saw increases in revenue across our products and in most of the countries in which we operate, most notably the U.K., Belgium and Denmark, driven by the deployment of additional digital displays, new contracts and increased demand. This was partially offset by lower revenues in Sweden and, to a lesser extent, Norway as demand in those countries has been negatively impacted by macroeconomic conditions in those countries.
The following table provides information about Europe-North digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Digital revenue	$83,821	$72,826	15.1%	$228,673	$210,234	8.8%
Percent of total segment revenue	56.1%	53.7%		53.5%	52.1%
Digital revenue, excluding movements in foreign exchange rates	$78,999	$72,826	8.5%	$231,068	$210,234	9.9%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $8.9 million, or 10.3%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $4.3 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $4.6 million, or 5.3%.
Europe-North direct operating expenses increased $21.8 million, or 8.1%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the $6.5 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $28.3 million, or 10.6%.
Higher site lease expense driven by higher revenue and new contracts was the largest driver of the increase in direct operating expenses in the nine-month comparison period; in the three-month comparison period, this increase was offset by reduced rent resulting from a contract renegotiation. The following table provides information about Europe-North site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Site lease expense	$55,600	$53,888	3.2%	$170,670	$166,416	2.6%
Site lease expense, excluding movements in foreign exchange rates	53,499	53,888	(0.7)%	175,414	166,416	5.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	159	450	(64.7)%	980	1,625	(39.7)%

The remaining increase in direct operating expenses in both the three- and nine-month comparison periods was due to higher electricity prices, higher rental costs related to additional digital displays, and higher compensation driven by higher labor costs and increased sales activity.
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $1.0 million, or 3.8%, during the three months ended September 30, 2023 compared to the same period of 2022. Excluding the $1.4 million impact of movements in foreign exchange rates, Europe-North SG&A expenses decreased $0.5 million, or 1.9%, due to lower employee compensation costs primarily driven by lower sales commissions in Sweden.
Europe-North SG&A expenses increased $0.2 million, or 0.3%, during the nine months ended September 30, 2023 compared to the same period of 2022. Excluding the $1.1 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $1.3 million, or 1.7%, primarily due to higher facilities costs driven by rent increases.
Other Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
Revenue	$23,102	$21,303	8.4%	$64,530	$60,653	6.4%
Direct operating expenses	12,506	12,243	2.1%	36,984	37,192	(0.6)%
SG&A expenses	7,306	6,069	20.4%	20,376	18,179	12.1%
Segment Adjusted EBITDA	3,290	2,991	10.0%	7,170	5,282	35.7%
Other revenue increased $1.8 million, or 8.4%, and $3.9 million, or 6.4%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, Other revenue decreased $0.3 million, or 1.2%, during the three-month comparison period and increased $0.2 million, or 0.4%, during the nine-month comparison period. In both periods, higher advertising revenue and the termination of a public bicycle rental program in Latin America largely offset each other.
Other direct operating expenses increased $0.3 million, or 2.1%, and decreased $0.2 million, or 0.6%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses decreased $0.8 million, or 6.4%, during the three-month comparison period and $2.0 million, or 5.4% during the nine-month comparison period largely driven by lower expenses related to the termination of a public bicycle rental program in Latin America.
Other SG&A expenses increased $1.2 million, or 20.4%, and $2.2 million, or 12.1%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses increased $0.6 million, or 10.1%, during the three-month comparison period and $1.2 million, or 6.3% during the nine-month comparison period. In both periods, higher employee compensation costs were partially offset by lower expenses related to the termination of a public bicycle rental program in Latin America.
Loss from Discontinued Operations
Loss from discontinued operations of $211.7 million during the three months ended September 30, 2023 was primarily driven by the loss of $200.6 million recognized upon classification of the business in France as held for sale. Loss from discontinued operations also reflects the net loss collectively generated by operations in France and Spain for the three-month period.
Loss from discontinued operations of $152.3 million during the nine months ended September 30, 2023 was driven by the loss of $200.6 million recognized upon classification of the business in France as held for sale, partially offset by gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively. Loss from discontinued operations also reflects the net loss collectively generated by operations in France and Spain for the nine-month period and in Switzerland and Italy through their sale dates of March 31, 2023 and May 31, 2023, respectively, as well as income tax expense related to the sale of our former business in Switzerland.
Loss from discontinued operations of $20.0 million and $40.0 million during the three and nine months ended September 30, 2022, respectively, reflects the net loss collectively generated by operations of our Europe-South segment — specifically France, Switzerland, Spain and Italy — during these respective periods.

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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in new technologies and the pursuit and outcome of strategic opportunities, including the outcome of the strategic reviews of our European and Latin American businesses. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next six years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events that may result in weakness globally or in certain specific markets, higher interest rates, currency fluctuations, and geopolitical events such as the wars in Israel and Ukraine. Please refer to Item 3 of Part I of this Quarterly Report on Form 10-Q for additional details about our market risks. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
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
We and our subsidiaries have repurchased, and in the future may repurchase from time to time as part of various financing and investment strategies, outstanding notes in open market purchases, privately negotiated transactions or otherwise. Repurchased notes, if any, may be cancelled or remain outstanding. These repurchases, if any, could have a material positive or negative impact on our liquidity or on our consolidated results of operations. These transactions could also result in changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the nine months ended September 30, 2023 and 2022, we incurred site lease expense for our continuing operations of $581.2 million and $526.9 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expenses with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities throughout our business. During the nine months ended September 30, 2023 and 2022, we reduced our site lease expense for continuing operations by rent abatements of $18.6 million and $38.4 million, respectively. As our business has generally recovered from the effects of COVID-19, we expect rent abatements to continue to decline in future periods.

As previously disclosed, we engaged with the SEC and the DOJ regarding the resolution of the matter related to an investigation of our former indirect, non-wholly-owned subsidiary, Clear Media Limited. In September 2023, without admitting or denying the underlying allegations, we reached a settlement with the SEC in which we agreed to pay a total of approximately $26.1 million to the SEC in a series of installments over the next year, of which approximately $13 million was paid in October 2023. Please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the nine months ended September 30, 2023 and 2022:

(In thousands)	Nine Months Ended September 30,
	2023	2022
America	$51,844	$52,251
Airports	10,382	17,369
Europe-North	18,998	22,445
Other	4,534	2,527
Corporate	10,678	8,996
Capital expenditures for continuing operations	96,436	103,588
Capital expenditures for discontinued operations(1)	16,129	20,830
Total capital expenditures(2),(3)	$112,565	$124,418
(1)Capital expenditures for discontinued operations have decreased in the current year as the businesses in Switzerland and Italy have been sold and are expected to continue to decline as the sales of the businesses in France and Spain close.
(2)In addition to payments that occurred during the period for capital expenditures, the Company had $8.7 million and $12.4 million of accrued capital expenditures related to continuing operations that remained unpaid as of September 30, 2023 and 2022, respectively, and $3.5 million and $3.7 million of accrued capital expenditures related to discontinued operations that remained unpaid as of September 30, 2023 and 2022, respectively.
(3)Excludes asset acquisitions.
During the nine months ended September 30, 2023 and 2022, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $12.1 million and $52.0 million, respectively. These asset acquisitions included billboard structures, land, permits and permanent easements.
Debt Service Obligations and Activity
During the nine months ended September 30, 2023 and 2022, we paid interest of $283.7 million and $217.8 million, respectively, with the increase driven by higher interest rates on our Term Loan Facility. We anticipate having cash interest payment obligations of $120.8 million during the remainder of the year and $436.8 million in 2024, assuming that we do not refinance or incur additional debt.
In August 2023, we issued $750.0 million aggregate principal amount of CCOH 9.000% Senior Secured Notes, which mature in September 2028, and used a portion of the net proceeds to prepay $665.0 million of outstanding principal on the Term Loan Facility, which we repurchased at a 1% discount. We incurred debt issuance costs of $12.3 million related to these transactions, and the first interest payment on the CCOH 9.000% Senior Secured Notes will be made in March 2024.
In accordance with the terms of the Senior Secured Credit Agreement, we have historically made a quarterly principal payment on the Term Loan Facility of $5.0 million, resulting in total principal payments on the Term Loan Facility of $15.0 million during the nine months ended September 30, 2022 and $10.0 million during the six months ended June 30, 2023. The prepayment made on the Term Loan Facility in August 2023 satisfied the remaining quarterly payment obligations under the Senior Secured Credit Agreement; as such, the remaining principal outstanding on the Term Loan of $1,260.0 million is due at maturity in 2026. Our next material debt maturity is in 2025 when the CCIBV Senior Secured Notes become due.
At our option, we may redeem a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements, and we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions or otherwise. In September 2023, we repurchased in the open market $5.0 million principal amount of the CCOH 7.750% Senior Notes and $10.0 million principal amount of the CCOH 7.500% Senior Notes for a total cash payment of $11.8 million, excluding accrued interest. The repurchased notes are to be held by a subsidiary of the Company and have not been cancelled.

In September 2023, we also made the first quarterly principal repayment of €1.875 million on the state-guaranteed loan held by Clear Channel France. The remaining principal due on this loan was assumed by the buyer upon sale of the business in France in October 2023.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of September 30, 2023, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of September 30, 2023, we had $313.4 million of cash on our balance sheet, including $121.4 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our businesses in Spain and France, which are discontinued operations). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. In accordance with these restrictions, cash proceeds from the sales of our former businesses in Switzerland and Italy must be reinvested in our European businesses or otherwise used in the manner set forth in the indenture. We could presently repatriate other excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
The terms of the purchase agreement for the sale of the business in France required us to deliver the business to the buyer with approximately €42 million of cash, subject to adjustment for related customary items, tax and other costs, to support ongoing operations of the business and the buyer’s assumption of liabilities. In order to meet these requirements, we transferred cash from continuing operations to the business in France in October 2023 prior to the close of the sale. The buyer is required to repay the Company up to €4.5 million depending on the business’s full year 2023 revenue.
Cash Flow from Operations
During the nine months ended September 30, 2023, net cash used for operating activities was $1.5 million, including $18.2 million used by discontinued operations. For our continuing operations, cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders, but to a lesser extent than in the prior year primarily driven by higher cash paid for interest and higher payments for site lease and other direct operating expenses.
During the nine months ended September 30, 2022, net cash provided by operating activities was $114.0 million, including $1.7 million provided by discontinued operations.
Dispositions
During the nine months ended September 30, 2023, we received cash proceeds from the disposition of businesses and assets of $103.1 million, including proceeds, net of customary closing adjustments and cash sold, of $89.4 million and $5.1 million from the sales of our former businesses in Switzerland and Italy, respectively. Additionally, we expect to receive cash proceeds of approximately $64.3 million from the sale of our business in Spain, which is expected to close in 2024 upon satisfaction of regulatory approval and other customary closing conditions. We have entered into a hedge arrangement to mitigate exchange rate-risk related to these anticipated proceeds. We intend to use the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
During the nine months ended September 30, 2022, we received cash proceeds from the disposition of assets of $20.8 million, including compensation received from local governments for the condemnation and removal of billboards in certain markets in our America segment.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings. In June 2023, we amended the Senior Secured Credit Agreement and Receivables-Based Credit Agreement to, among other things, extend the maturity date of substantially all commitments under these credit facilities to August 23, 2026 in the amounts set forth below.

These amendments also resulted in changes to the borrowing limit for each of these facilities, as reflected in the table below, which presents our borrowings and excess availability under these credit facilities as of September 30, 2023:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$150.0	$151.3	$301.3
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	40.2	83.4
Excess availability(3)	$106.8	$111.1	$217.9
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
(2)Letters of credit outstanding under the Revolving Credit Facility at September 30, 2023 included a $20.2 million letter of credit related to our business in France in support of a $35.9 million surety bond outstanding at September 30, 2023. In connection with the sale of this business, and pursuant to the related share purchase agreement, our former French business and/or Equinox will either replace, or procure a counter-guarantee of, our payment obligation under the letter of credit. Furthermore, our former French business indemnified us for the remaining $15.7 million balance of the surety bond outstanding, and we will be released from any remaining obligation related to the surety bond by March 2025. Letters of credit outstanding under the Receivables-Based Credit Facility at September 30, 2023 included a $6.5 million letter of credit related to our business in Spain.
(3)Due to rounding, the total may not equal the difference of the line items in the table above.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.59 to 1.00 as of September 30, 2023. First lien debt and EBITDA, which both exclude discontinued operations, are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of September 30, 2023:

(In millions)	September 30, 2023
Term Loan Facility	$1,260.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Other debt	4.2
Less: Cash and cash equivalents	(313.4)
First lien debt(1)	$2,950.8
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $527.6 million is calculated as operating income from continuing operations before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items.

    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended September 30, 2023:

Four Quarters Ended
(In millions)	September 30, 2023
EBITDA (as defined by the Senior Secured Credit Agreement)	$527.6
Depreciation and amortization, impairment charges and share-based compensation	(271.1)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges(1)	(20.8)
Other items(2)	(20.8)
Operating income(3)	214.8
Interest expense, net; gain on extinguishment of debt; other income, net; and income tax benefit attributable to continuing operations	(291.5)
Loss from discontinued operations	(158.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(4)	626.0
Changes in operating assets and liabilities	(366.1)
Net cash provided by operating activities(3)	$24.5
(1)Includes accrual of $19.0 million for resolution of the matter related to the investigation of our former indirect, non-wholly owned subsidiary, Clear Media Limited.
(2)Primarily comprised of interest income and costs related to the strategic reviews of our remaining businesses.
(3)Due to rounding, the total may not equal the sum of the line items in the table above.
(4)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; gain on extinguishment of debt; deferred taxes; share-based compensation; gain on classification as held for sale and disposition of businesses and/or operating assets, net; foreign exchange transaction gain; and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions, and effects if actual results differ from these assumptions that were disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, except that the critical accounting estimate set forth under “Annual Impairment Tests” is updated as follows:
Annual Impairment Tests
We perform impairment tests on indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. Our annual impairment tests as of July 1, 2023 did not result in any impairment. Additionally, there were no indicators of impairment as of September 30, 2023.
Goodwill
Management’s judgements and assumptions used in our goodwill impairment test are detailed below. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, the assumptions are not necessarily indicative of future results, and it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, or if the current macroeconomic situation worsens, we may be exposed to impairment charges in the future.
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

We performed our annual impairment test as of July 1, 2023 in accordance with ASC Section 350-30-35, which did not result in any goodwill impairment. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the initial 4.5-year period were based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units ranging from 10.5% to 15.0%.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not have resulted in an impairment.
The following table shows the decrease in the fair value of each of our reporting units with goodwill that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of July 1, 2023:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)(1)	(100 basis point decrease)(1)	(100 basis point increase)(1)
America	$(557,265)	$(123,428)	$(508,764)
Airports	(39,813)	(28,315)	(33,702)
Europe-North	(74,651)	(69,159)	(65,842)
(1) Changes to our assumptions by these amounts would not have resulted in goodwill impairment as the fair value of goodwill for each reporting unit would still be greater than its carrying value.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about the timing, closing, satisfaction of closing conditions, use of proceeds and benefits of the sales of our European businesses; expectations about certain markets; the conduct of, and expectations about, strategic review processes; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including, but not limited to: the difficulty, cost and time required to implement our strategy, including optimizing our portfolio, and the fact that we may not realize the anticipated benefits therefrom; the delay or failure to satisfy the conditions to divest our business in Spain; the risk that indemnities from certain transactional counterparties will not be sufficient to insure us against the full amount of certain liabilities; our inability to complete the sales of our Europe-North segment businesses; our inability to complete any strategic transaction with respect to our Latin American businesses; the impact of future dispositions, acquisitions and other strategic transactions; continued economic uncertainty, an economic slowdown or a recession; financial and industry conditions such as volatility in the U.S. and global banking market; our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; the impact of our liquidity strategy, including open market repurchases of outstanding notes; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; competition; technological changes and innovations; regulations and consumer concerns regarding privacy and data protection; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations, as well as various actual and proposed environmental, social and governance policies and regulations; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the risk that indemnities from iHeartMedia, Inc. will not be sufficient to insure us against the full amount of certain liabilities; risks of doing business in foreign countries, including the impact of geopolitical events such as the wars in Ukraine and Israel; fluctuations in exchange rates and currency values; volatility of our stock price; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the effect of analyst or credit ratings downgrades; our dependence on our management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Fluctuations in foreign currency exchange rates positively impacted reported Segment Adjusted EBITDA for our Europe-North segment by $2.0 million and $1.2 million during the three and nine months ended September 30, 2023, respectively, primarily driven by the weakening of the U.S. dollar against the British pound sterling, which peaked in the third quarter of 2022.
Our Europe-North segment reported Segment Adjusted EBITDA of $28.4 million and $61.9 million for the three and nine months ended September 30, 2023, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Europe-North Segment Adjusted EBITDA by $2.8 million and $6.2 million for each of these periods, respectively, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Europe-North Segment Adjusted EBITDA by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or foreign countries or on the results of operations of the foreign entities comprising our Europe-North segment.
In May 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Spain, which is expected to close in 2024.
Interest Rate Risk
Our financial results are affected by changes in interest rates as our Term Loan Facility, Revolving Credit Facility and Receivables-Based Credit Facility bear interest at variable rates. In connection with the phasing-out of LIBOR at the end of June 2023, we amended our Term Loan Facility in February 2023 and our Revolving Credit Facility and Receivables-Based Credit Facility in June 2023 to replace the LIBOR reference rate with SOFR plus a credit spread adjustment for new borrowings or the continuation of existing borrowings. We do not expect the replacement of LIBOR to result in a material impact to our financial results.

As of September 30, 2023, variable rate debt accounted for approximately 22% of our aggregate principal amount of long-term debt, a decrease from prior periods as we refinanced $665.0 million of outstanding principal on the Term Loan Facility in August 2023 using net proceeds from the issuance of the CCOH 9.000% Senior Secured Notes.
In response to heightened levels of inflation, central banks raised interest rates significantly in 2022. The U.S. Federal Reserve further raised rates in 2023, resulting in an increase in our weighted average cost of debt from 7.1% at December 31, 2022 to 7.5% at September 30, 2023. Governments may continue to increase interest rates to combat inflation, although the pace of interest rate increases is expected to slow as inflation continues to decline.
Assuming the current level of borrowings and a 100 basis point increase in SOFR, it is estimated that our interest expense for the three and nine months ended September 30, 2023 would have increased by $3.2 million and $9.6 million, respectively. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. In 2022, there was a worldwide surge in inflation. While inflation rates have slowed in 2023, global inflation remains high. These heightened levels of global inflation have affected our results, particularly in our Europe businesses, due to higher costs for electricity, labor, rent, materials and equipment. Although the exact impact of inflation on our margins and earnings is indeterminable, we believe we have partially offset higher costs by increasing the effective advertising rates for most of our out-of-home display faces.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31	3,969	$1.37	—	—
August 1 through August 31	—		—	—
September 1 through September 30	44,327	$1.58	—	—
Total	48,296	$1.56	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended September 30, 2023 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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
4.1
Indenture, dated as of August 22, 2023, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 9.000% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 22, 2023).

4.2	Form of 9.000% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 22, 2023).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
__________________
*    Filed herewith.
**    Furnished herewith.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 8, 2023	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer