Form 10-K
period 2023-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2024-02-26
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023, OR
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
Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $416.2 million based on the closing sales price of the common stock as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐
On February 21, 2024, there were 483,720,129 outstanding shares of common stock (excluding 11,044,759 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
Overview
Clear Channel Outdoor Holdings, Inc. (the “Company”, “we” or “us”) is one of the world’s largest out-of-home advertising companies. With more than 325,000 print and digital displays in 19 countries as part of our continuing operations at December 31, 2023, we provide customized advertising solutions via our asset portfolio of roadside billboards, urban street furniture, airport advertising displays and other displays. By leveraging the scale, reach and flexibility of our diverse portfolio of assets, we connect advertisers with millions of consumers every month. We believe we are at the forefront of driving innovation in the out-of-home advertising industry, and our dynamic advertising platform is broadening the pool of advertisers using our medium through the expansion of digital displays and the integration of data analytics and programmatic capabilities that deliver measurable campaigns that are simpler to buy.
For a discussion of our corporate history, please refer to the “Corporate History” section in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2020, which is incorporated herein by reference. Our common stock is listed on the New York Stock Exchange under the symbol “CCO.”
Our Industry
We believe out-of-home advertising enjoys a strong and unique position in the media mix. With over 90% of American adults on the road each week, according to data provided by Scarborough Research in 2023, out-of-home offers advertisers a cost-effective advertising medium to reach consumers along their daily journeys in ways that can drive measurable results. Out-of-home’s large, creative canvases and access to distinctive features, including three-dimensional embellishments, lighting effects and more, provide advertisers an impactful way to tell creative brand stories. Out-of-home can also provide iconic, strategic locations, with some advertisers maintaining long-term positions to protect their access to key locations. Further, out-of-home can be planned and executed as both a hyper-local, targeted medium and as a scaled, mass-reach medium.
The out-of-home industry is in the midst of a technology-driven transformation, in both format and how it is sold. Modern marketers are looking to target and reach the right audiences with flexibility to change messaging quickly, measure and understand its impact, and to do so with speed, simplicity and transparency. With the growth of digital media and use of audience data, advertisers are able to effectively reach their consumers by selecting the out-of-home inventory that is most likely to be seen by their target audiences, while also being able to alter advertising messages based on dynamic conditions, including time of day and weather, breaking news, changes to advertising strategies and other factors, making their advertising messaging more relevant and effective to their target audiences.
The out-of-home industry continues to grow as a result of increased urbanization and consumer mobility, while other traditional forms of media, such as print, television and radio, have lost ad spend market share as consumer preference for online and app-based content has fragmented their audiences and reduced their reach. According to data published by MAGNA Global in December 2023, global out-of-home revenues are expected to grow at a 4.5% compounded annual growth rate from 2024 to 2028, while most other traditional mediums are expected to shrink or remain relatively flat. We believe that the proliferation of content and distribution models will continue to lead to the fragmentation of other media audiences, which, along with growing advertising avoidance and ad-blocking technology, may further enhance the attractiveness of out-of-home as an advertising medium.
Out-of-home is a defensible ad medium with differentiating factors for a scaled out-of-home business that we believe provide stability to our market position. Our industry is anchored on a foundation of assets that are hard to replicate because they are highly regulated, subject to proprietary relationships with exclusivity provisions, and require deep operational expertise. The out-of-home sector in the United States (“U.S.”), particularly billboards, is subject to governmental regulation at the federal, state and local levels, and permits to build new inventory have been limited as a result of restrictive laws. This, along with numerous signage ordinances, can make it challenging for new entrants to build roadside out-of-home assets at scale. In U.S. airports and in international markets, barriers to entry arise due to the complexity of operating major advertising concessions in these environments. Airport, transit and street furniture advertising media are often built on exclusive contracts, and developing these out-of-home assets requires robust relationships with elected officials and regulatory authorities in a vast number of municipalities, as well as specialized expertise in operating complex municipal concessions.
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

We also compete with other advertising media in our respective markets, including mobile, social media, online, broadcast, cable and streaming television, radio, print media, direct mail and other forms of advertising. According to data published by MAGNA Global in December 2023, out-of-home advertising accounts for 3% of the advertising market in the U.S. and ranges from 3% to 12% of the advertising market in the European countries in which we operate, with out-of-home’s share of the advertising market varying by country based on a number of factors, including population density, regulation, sociocultural aspects and historic media buying trends.
Our Strategy
We believe the economics of out-of-home are highly attractive at scale, with the finite nature of our inventory generally allowing us to manage our rates when demand increases. We are focused on driving incremental demand for our out-of-home portfolio by differentiating ourselves from our competition. We believe this, along with enhanced operational efficiencies, can provide sustainable long-term revenue growth, as well as greater Segment Adjusted EBITDA margin and operating cash flows. Our strategy to accomplish these goals is based on three pillars — accelerating our digital transformation, prioritizing customer-centricity and driving executional excellence — which are being implemented together with the optimization of our portfolio, as described below.
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
Growing our Digital Footprint
We were an early adopter of digital display technology, a dynamic medium that enhances out-of-home’s core value proposition by making it even more creative, contextually-relevant and flexible. Conversion of our most customer-demanded inventory to digital continues to be a priority for our business. In 2023, we deployed 116 large format digital billboards in the U.S. and added 1,555 digital displays in Europe (excluding markets that are considered discontinued operations).
Digital assets provide highly attractive economics, enabling us to sell more advertising opportunities and therefore optimizing yield on a per structure basis. Digitization of the asset base has been a proven driver of growth, but we believe it can also be a revenue multiplier. For example, while digital assets represented less than 7% of our total inventory at December 31, 2023, they drove 46% of our revenue from continuing operations in 2023, up from 44% in 2022.
As previously described, the out-of-home advertising industry is expected to continue to grow faster than other traditional advertising mediums over the long-term, with digital out-of-home driving that growth. According to data published by MAGNA Global in December 2023, digital out-of-home revenues are expected to grow at a 10.1% compounded annual growth rate from 2024 to 2028. We seek to capture a significant share of this growth as we continue to deploy additional digital displays across our business and further invest in our teams and infrastructure to accelerate this process.
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
In 2020, we launched our RADARView solution in Europe. RADARView is now available in our businesses in the United Kingdom (the “U.K.”), Sweden, Belgium and Poland. This offering, including the supplier selection due diligence processes and data collection methods, has been adapted from our U.S. offering to comply with European Union (“E.U.”) and U.K. data privacy laws, including the European General Data Protection Regulation and Privacy and Electronic Communications Regulations.
We continue to strengthen our RADAR offering through a range of partnerships that have further elevated our data analytics capabilities and ability to measure the impact of our assets on consumer reach and decision-making, which is helping to reinforce the value of our platform and strengthen our relationships with customers. By continuing to improve audience insights and data solutions to understand the efficacy and relevance of out-of-home campaigns, we believe we can drive continued revenue growth.
Building on our Programmatic Presence
We continue to enhance the value proposition of our programmatic solution set, which uses automated technology, data and algorithms to offer a streamlined, flexible buying process and greater audience targeting and ad measurement capabilities through real-time, biddable digital marketplaces. The programmatic offering brings efficiency to the out-of-home sales process by enabling advertisers to easily buy ads across a range of publishers, giving them the ability to manage their campaigns on a self-service basis and empowering them with a level of flexibility similar to online platforms. Demand Side Platforms (“DSPs”) help advertisers buy efficiently through preset buying parameters, which the platform uses to transact in real time, with analysis for optimization of reach, impact, pricing and outcomes. Supply Side Platforms allow publishers like us to connect their inventory to multiple DSPs at once, exposing available inventory to multiple potential buyers while also giving the publisher control over pricing.
Programmatic out-of-home is still an emerging channel, but we believe it, along with other automated trading platforms, has the potential to drive significant growth in the digital out-of-home sector as it has across other digital media types, enabling us to tap into demand from digital marketers who prefer to transact programmatically and work with customers who otherwise would not be buying out-of-home. In the U.S., we have been at the forefront of the programmatic out-of-home space since we pioneered the use of the private marketplace buy type in 2016, and with our differentiated inventory, dedicated sales team, robust technology infrastructure, innovative data solutions and deep industry relationships, we believe we are well-positioned to drive growth and build our leadership position in this expanding market. In 2021, we announced a branded programmatic proposition in Europe called Clear Channel LaunchPAD, which is currently live in our businesses in the U.K., Sweden, Belgium, Finland, the Netherlands, Norway and Poland. With approximately 8,700 screens available as of December 31, 2023 to buy programmatically across these markets, we are one of the leading programmatic media owners in Europe. We also have a programmatic offering in Latin America.
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
Driving Executional Excellence
To respond to customers’ increasing desire for faster response times and results, we are focused on increasing the speed, quality and repeatability of our key business processes through measurable outcomes, which we have defined as “executional excellence.” We believe that this focus on executional excellence is what enables us to make progress on our other strategic pillars of digital transformation and customer-centricity. Some of our strategic initiatives underlying this pillar include:
•Investing in growth and development opportunities for our real estate asset portfolio by managing our existing pipeline, delivering digital conversions of existing inventory and adding new digital display locations in accordance with a plan designed to match ad capacity within growth markets;
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
Optimizing our Portfolio
In 2022, our Board of Directors (the “Board”) authorized a review of strategic alternatives related to the potential disposal of certain of our lower-margin European assets (and/or other European assets of lower priority to our European business as a whole). In 2023, we sold our former businesses in Switzerland, Italy and France (which closed on March 31, May 31, and October 31, respectively), and entered into an agreement to sell our business in Spain, which is expected to close in 2024 upon satisfaction of regulatory approval and other customary closing conditions. These businesses comprised our Europe-South segment.
More recently, we have initiated processes to sell the businesses in our Europe-North segment and in Latin America. There can be no assurance that these processes will result in any additional transactions or particular outcomes. We have not set a timetable for completion of these processes, may suspend the processes at any time and do not intend to make further announcements regarding the processes unless and until our Board approves a course of action for which further disclosure is appropriate.
Our Business Segments
We have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the U.K., the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain and, prior to their sales in 2023, Switzerland, Italy and France. Our remaining operations in Latin America and Singapore are disclosed as “Other.”
In 2023, our Europe-South segment met the criteria to be reported as discontinued operations. As such, it has been excluded from this discussion of our business segments, which only reflects continuing operations. America, Airports, Europe-North and Other represented 52%, 15%, 29% and 4%, respectively, of our 2023 revenue from continuing operations.
America and Airports
Overview
We are one of the largest out-of-home advertising companies in the U.S., with presence in 84 Designated Market Areas (“DMAs”), including 43 of the top 50 U.S. markets, as of December 31, 2023.
Our America segment had 49,574 displays across 28 U.S. DMAs as of December 31, 2023, with our presence concentrated primarily in larger markets. The majority of our revenue is generated from large-format billboards that are generally located along major expressways, primary commuting routes and main intersections, and our footprint is protected by certain barriers to entry for traditional large-format roadside advertising, our operational expertise and the strong working relationships required with landlords and local governments. Our America segment generated 52%, 55% and 57% of our revenue from continuing operations in 2023, 2022 and 2021, respectively.
Our Airports segment had 12,879 displays across nearly 200 commercial and private airports in the U.S. and the Caribbean as of December 31, 2023, making us the largest airport advertising specialist in the U.S. Our airport advertising contracts generally include exclusivity provisions, with the Company having an exclusive right to sell advertising within a specific airport. Our Airports segment generated 15%, 13% and 9% of our revenue from continuing operations in 2023, 2022 and 2021, respectively.

Sources of Revenue
America
Revenue from our America segment was $1,101 million, $1,106 million and $1,013 million during 2023, 2022 and 2021, respectively. The following table shows the percentage of total America revenue by product category in each of these years:

	Year Ended December 31,
	2023	2022	2021
Billboards:
Bulletins	74%	73%	74%
Posters	11%	12%	12%
Spectaculars and wallscapes	6%	6%	5%
Street furniture displays	3%	4%	4%
Other	6%	6%	5%
Total	100%	100%	100%
Note: Due to rounding, totals may not equal the sum of the items in the table above.
Digital displays accounted for 35%, 34% and 33% of our America revenue during 2023, 2022 and 2021, respectively.
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
•Posters, which can vary in size but are commonly approximately 11 feet high by 23 feet wide, are often used as a full market coverage medium for reach and frequency, while junior posters, which are approximately 5 feet high by 11 feet wide, are often used for their proximity to retail outlets where they can stimulate sales. Posters are generally located in commercial areas on primary and secondary routes near point-of-purchase locations, and advertising on these displays is generally purchased in four-week periods. Premiere Panels, which use one or more poster panels but with vinyl advertising stretched over the panels similar to bulletins, are innovative hybrids between bulletins and posters that we developed to provide our customers with an alternative for their targeted marketing campaigns, combining the creative impact of bulletins with the additional reach and frequency of posters.
•Spectaculars are large, elaborate, customized display structures that are designed to gain maximum attention with eye-catching special effects, such as video, multi-dimensional lettering and figures, mechanical devices, moving parts and other embellishments. Customer contracts for these displays, which are located in New York City’s Times Square and Las Vegas, typically have terms of at least one year. A wallscape is a display that drapes over, or is suspended from, the sides of buildings or other structures. Custom-designed for long-term exposure, wallscapes often become landmarks in a city. The majority of our wallscapes are located in Los Angeles and New York City’s Times Square, and advertising on these displays is generally purchased for extended periods.
Street Furniture Displays. Our America street furniture displays, which are available in both printed and digital formats, include advertising surfaces on bus shelters, information kiosks, newsracks and other public structures and are primarily located in major metropolitan areas and along major commuting routes. Advertising on these displays is generally purchased in four-week periods and is often sold as part of a network package that includes multiple displays.
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

The following table provides a market-by-market view of America printed, digital and total revenue from our top 15 U.S. markets during 2023:

Market	Printed Revenue	Digital Revenue	Total Revenue
Los Angeles	17%	7%	13%
New York	6%	11%	8%
San Francisco/Bay Area	7%	6%	7%
Dallas	6%	7%	6%
Houston	6%	3%	5%
Miami	4%	6%	5%
Atlanta	3%	7%	4%
Philadelphia	5%	3%	4%
Orlando	3%	5%	4%
Washington, D.C./Baltimore	4%	5%	4%
Chicago	4%	4%	4%
Boston	4%	4%	4%
Minneapolis	3%	4%	3%
Las Vegas	3%	5%	3%
San Antonio	4%	2%	3%
All other markets	22%	21%	22%
Total America(1)	100%	100%	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.
The following table quantifies the number of displays in our America segment as of December 31, 2023, disaggregated by our top 15 U.S. markets and product type:

Market	Printed Billboard Displays	Other Printed Displays	Digital Billboard Displays	Other Digital Displays	Total Displays	Percentage of Total Displays(1)
Los Angeles	3,904	3,144	97	—	7,145	14%
New York	766	5	60	—	831	2%
San Francisco/Bay Area	1,121	3,785	40	322	5,268	11%
Dallas	2,377	—	156	—	2,533	5%
Houston	2,083	—	52	—	2,135	4%
Miami	1,278	443	106	—	1,827	4%
Atlanta	1,688	—	204	—	1,892	4%
Philadelphia	2,550	992	65	—	3,607	7%
Orlando	1,205	—	92	—	1,297	3%
Washington, D.C./Baltimore	1,617	1,543	40	145	3,345	7%
Chicago	2,749	533	88	43	3,413	7%
Boston	1,237	95	67	2	1,401	3%
Minneapolis	1,102	5	82	4	1,193	2%
Las Vegas	719	—	91	—	810	2%
San Antonio	1,582	—	53	—	1,635	3%
All other markets	7,853	2,761	538	90	11,242	23%
Total America	33,831	13,306	1,831	606	49,574	100%
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
Revenue from our Airports segment was $312 million, $256 million and $160 million during 2023, 2022 and 2021, respectively, with digital displays accounting for 60%, 57% and 54% of this revenue during each of these respective years. Airports revenue was most significantly impacted by lockdowns and mobility restrictions resulting from COVID-19 but returned to 2019 (pre-COVID-19) levels in the fourth quarter of 2021. As of December 31, 2023, our Airports segment had 12,879 displays, including 2,453 digital displays.
Rates
Our advertising rates are based on a number of different factors, including location, demand, competition, size of display, board occupancy, illumination, market and gross rating points (the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population). The number of impressions delivered by a display is measured by independent organizations that provide audience measurement for the out-of-home industry in the U.S. using a range of dynamic data sources, including anonymous location and trip data from hundreds of millions of smartphones, to understand the number of people passing a display during a defined period of time, along with insights into their demographic characteristics. The margins on our billboard contracts tend to be higher than those on contracts for other displays due to their greater size, impact and location along major roadways that are highly trafficked.
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
We are also generally responsible for the construction and maintenance of street furniture structures. Our rights to place these structures in the public domain and to sell advertising on such structures are governed by contracts awarded by municipal and transit authorities in competitive bidding processes governed by local law. These contracts generally have terms ranging from 5 to 15 years and may contain renewal options. As compensation for the right to sell advertising on these structures, we pay the municipality or transit authority a minimum fee and/or a share of the advertising revenue we earn on the related displays, depending upon the terms of the contract.
Airports
Our rights to place displays around and within airports and to sell advertising on such displays are generally awarded by public transit authorities in competitive bidding processes or may be negotiated with private transit operators. These contracts generally have terms ranging from 5 to 10 years and may contain renewal options. As compensation for the right to sell advertising on these displays, we pay the transit authority or operator a minimum fee or a share of the advertising revenue we earn on the displays, depending upon the terms of the contract.

Europe-North
Overview
We operate in countries throughout Europe where out-of-home advertising is an urban medium: our portfolio is focused on densely populated metropolitan areas, and street furniture displays are our largest source of advertising revenue. Located at the heart of cities and close to the point-of-sale, street furniture displays have a location advantage, which advertisers leverage to drive foot traffic to their retail locations and influence purchasing decisions. The majority of our customers are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies.
Our Europe-North segment includes 12 countries — the U.K., Sweden, Belgium, Norway, Finland, the Netherlands, Denmark, Ireland, Poland, Estonia, Latvia and Lithuania — and had 256,846 displays as of December 31, 2023, including 15,256 digital displays. This segment generated 29%, 28% and 29% of our revenue from continuing operations in 2023, 2022 and 2021, respectively.
Sources of Revenue
Revenue from our Europe-North segment was $620 million, $566 million and $518 million during 2023, 2022 and 2021, respectively. The following table shows the percentage of total Europe-North revenue by product category in each of these years:

	Year Ended December 31,
	2023	2022	2021
Street furniture displays	50%	50%	53%
Retail displays	17%	18%	17%
Transit displays	14%	14%	9%
Billboards	11%	11%	11%
Other	8%	7%	10%
Total	100%	100%	100%
Note: Due to rounding, totals may not equal the sum of the items in the table above.
Digital displays accounted for 55%, 53% and 48% of our Europe-North revenue during 2023, 2022 and 2021, respectively.
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
Billboards. Our Europe billboards vary in size across our networks, with the majority being similar in size to the posters used in our America segment. Our Europe billboard inventory is primarily comprised of classic and premium billboards and is available in both printed and digital formats. Our customers may contract for individual billboards or a network of billboards, and contract terms typically range from one to two weeks, although terms of up to one year are also available in certain circumstances.
•Classic billboards are available in a variety of formats across our European markets and generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater breadth of demographic targeting than those displayed on premium billboards.
•Premium billboards, which are typically larger in format, generally are located along major expressways and motorways, primary commuting routes and main intersections that are highly visible and heavily trafficked, as well as iconic city center locations.

Other. The remaining revenue from our Europe-North segment consists primarily of advertising revenue from other small displays, production revenue and non-advertising revenue from the following sources:
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
Rates
Advertising rates generally are based on the gross ratings points (the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population). In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays, and the speed and viewing angle of approaching traffic. We typically receive our highest rates for digital premium billboards due to their greater size, impact and flexibility.
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
We generally build our portfolios of advertising locations by entering into long-term contracts with landlords such as municipalities, private individuals and shopping malls. Upfront investment and ongoing maintenance costs vary across contracts.
•Our rights to place street furniture in the public domain and to sell advertising on such street furniture are governed by contracts awarded by municipal and transit authorities, which typically provide for terms ranging up to 15 years. Municipal contracts typically require us to provide the municipality with a broad range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks, public wastebaskets and space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising on certain sections of the structures we erect in the public domain. We pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the displays and are typically required to pay minimum guaranteed amounts.
•Our rights to place displays in retail locations and to sell advertising on them generally are awarded by retail outlet operators such as large retailers or mall operators, either through private tenders or bilateral negotiations. These contracts generally have terms ranging from three to ten years.
•Similar to street furniture, our rights to place transit displays on vehicles or within transit systems and to sell advertising on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts generally have terms ranging from two to five years.
•We lease the majority of our billboard sites from private landowners, typically for terms ranging up to 15 years.

Other
We also have operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore. Most of our revenue from these operations is generated from the sale of advertising on billboards and street furniture displays, and as of December 31, 2023, this portfolio included 6,625 displays, including 1,223 digital displays. Our Latin America and Singapore businesses generated 4%, 4% and 4% of our revenue from continuing operations in 2023, 2022 and 2021, respectively.
Seasonality and Macroeconomic Trends
We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.
Our results are impacted by the economic conditions in the markets in which we operate as advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product, both domestically and internationally. Over the last few years, global inflation has increased and has affected our results due to higher costs, which we believe we have partially offset by increasing the effective advertising rates for most of our out-of-home displays. In response to the high levels of inflation, central banks raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Our international results are also impacted by fluctuations in foreign currency exchange rates, which have been volatile in recent years.
We continue to monitor developments impacting the global economy. Out-of-home growth has been fairly resilient over time, and we believe we have the levers to manage our costs should that need arise. We also remain committed to ensuring we have ample liquidity on our balance sheet. Please refer to Item 7 and Item 7A of this Annual Report on Form 10-K for additional discussion on these macroeconomic trends and market risks.
Regulation of our Business
Regulations have a significant impact on the out-of-home advertising industry and our business. We are subject to a wide variety of local, state and federal laws and regulations in the countries in which we operate, including:
•land use laws and zoning restrictions;
•environmental, health and safety laws and regulations applicable to an owner or operator of real estate properties and facilities, and which relate to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, including increasing regulation requiring us to disclose local greenhouse gas emissions;
•laws and regulations related to consumer protection, information security, data protection, privacy and unauthorized access to, or acquisition of, Personal Identifiable Information (“PII”);
•laws and regulations that seek to impose taxes on revenue from out-of-home advertising and on personal property and leasehold interests in advertising locations; and
•laws and regulations related to labor and employment, human rights, anti-bribery and competition matters.
For the year ended December 31, 2023, compliance with regulations applicable to us did not have a material effect on our capital expenditures, earnings or competitive position, and at this time, we do not expect to incur material capital expenditures related to compliance with regulations during 2024.
As previously disclosed, prior to the Company’s separation from iHeartCommunications, Inc. in 2019, two former employees of Clear Media Limited (“Clear Media”), a former indirect, non-wholly-owned subsidiary of the Company that was sold in April 2020, were convicted in China of certain crimes. The Company advised both the SEC and the U.S. Department of Justice (the “DOJ”) of the investigation of Clear Media, and in 2023, without admitting or denying the underlying allegations, which involved the U.S. Foreign Corrupt Practices Act, agreed to pay a total of approximately $26.1 million in disgorgement, civil penalties and prejudgment interest to the SEC.
Additional information about the impact of government regulations on our business is provided below and in Item 1A of this Annual Report on Form 10-K.

Industry Regulation
In the U.S., the Highway Beautification Act regulates out-of-home advertising on controlled roads, including the size and placement of billboards, and requires the development of state standards and compliance programs for the effective control of billboards. All states have passed billboard control statutes and regulations, which generally regulate construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of out-of-home advertising structures. Local governments generally include billboard control as part of their zoning laws and building codes. Additionally, each of the international countries in which we operate has regulations that generally limit the size, placement, nature, density and content of out-of-home displays. In addition, many of these regulations set specific guidelines for the development of new out-of-home locations and address the construction, repair, maintenance, lighting, upgrading, height, size, spacing, location and permitting of billboards, as well as the use of new technologies for changing displays, such as digital displays. Some existing regulations in the U.S. and across some international jurisdictions restrict or prohibit digital displays.
Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including our websites, interactive features, social media pages, mobile applications and programmatic offerings. We also obtain anonymous and/or aggregated audience behavior insights about consumers from vetted third-party data providers. We use and share this information for a variety of business purposes and may coordinate out-of-home client campaigns with online advertising campaigns run by our business partners, including interstitial ads and push notifications. In addition, we collect PII from our employees, advertising clients, users of our public bike services, individuals who provide information through our website, our business partners, and consumers who interact with the marketing content on our digital panels, including through scanning QR codes and beacon technology.
Collecting and processing PII subjects us to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, as well as risks of unauthorized access to, or acquisition of, PII. U.S. and international information security and data protection laws require companies to implement specific information security controls and legal protections for certain types of PII. Likewise, every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. Several states have enacted legislation protecting privacy rights, and internationally, there are a number of regimes across the jurisdictions in which we operate that govern privacy and the collection and use of personal data. We have implemented a legal and information security-led approach to address our compliance obligations in line with our legal obligations and risk profile. We are also in the process of adapting our data transfer mechanisms in accordance with significant E.U. privacy case law.
Our Human Capital Resources
As of December 31, 2023, we had approximately 3,900 employees, including approximately 1,700 employees in the U.S. and approximately 1,700 employees in Europe, with the remainder in Latin America and Asia. We believe that attracting, motivating and retaining great people who allow us to deliver innovative advertising insights and solutions to our customers while enhancing our communities is a critical component of our continued success and position as an industry leader.
We continually focus on talent acquisition, employee development and employee retention. We have an annual talent identification process and development programs in place to ensure we have sufficient succession planning strategies for critical roles, and we have a robust annual goal-setting and performance management process to ensure all employees have a connection and purpose aligned to our overall company goals. We strive to create strong teams and an inclusive and vibrant culture at every level of our organization through our core values of integrity, innovation, excellence, safety and fairness, as well as our employee value proposition, which focuses on compensation, benefits, work environment, career development and culture.
We believe people can achieve their full potential when they enjoy their work, so it is our priority to provide a workplace where growth, success and fun go hand in hand. We formally survey our employees on a periodic and ongoing basis to measure engagement and identify areas for improvement. Our most recent full employee engagement surveys, conducted in the U.S. in 2022 and in Europe in 2023, received response rates of 83% and 80%, respectively, with both surveys indicating an increase in overall engagement from the previous survey. Leaders have communicated results, and action planning to sustain and further improve engagement is underway.
Compensation and Benefits Programs
Our compensation and benefits programs are designed to attract, retain and motivate talented individuals who possess the skills necessary to support our business objectives, help us achieve our strategic goals and create long-term value for our stockholders.

We provide employees with market-competitive compensation packages that include base salary and annual incentive bonuses tied to Company and division financial, operational and strategic objectives and individual performance targets, in line with our pay-for-performance philosophy. Our sales employees are also incentivized through sales commission programs, and our executives and certain other employees receive long-term equity awards that vest based on our relative total shareholder return or over a defined period. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests.
We also award our highest-performing employees with formal recognition programs and provide our employees and their families with access to a variety of healthcare and insurance benefits, qualified spending accounts, retirement savings plans, parental leave and various other benefits.
Advancing Diversity and Inclusion
We are an equal opportunity employer and are committed to providing a work environment that is free of discrimination and harassment. We respect and embrace diversity of background, thought and experience and believe that a diverse workforce produces more innovative insights and solutions, resulting in better products and services for our customers. As of December 31, 2023, 40% of our total employee population in the U.S. was female and 39% identified as people of color. As of the same date, 38% of our total employee population in Europe was female.
Our policies prohibit employee reward decisions that discriminate against any aspect of an employee’s intersectionality (e.g., gender, race, class, caste, sexuality, religion, disability or physical appearance). We seek out opportunities to hire from a diverse talent pool, and we maintain dedicated diversity, equality and inclusion committees in all of our regions that run engagement programs aimed at improving the experience of diverse groups across our Company. We also have several employee resource groups designed to support and empower employees to address their unique needs and perspectives. In addition, we provide regular training to employees to raise diversity and inclusion awareness.
Commitment to Safety and Wellness
Safety is one of our core values, and we are committed to providing our employees with a safe workplace. We seek to comply with all applicable safety regulations in our local markets, and we provide regular health and safety training and assessments to supplement our health and safety policies. Additionally, our health and safety management systems are subject to regular inspections and independent audits performed by trained health and safety auditors.
We prioritize the well-being of our employees and offer various physical health benefits and programs, including preventive care services, specialized healthcare support and enhanced wellness initiatives. We also offer several mental health programs, including our Mental Health Allies program, an internal network of trained employees who can provide support about mental health in the workplace, and an Employee Assistance Program, which gives employees access to licensed professional counselors and other specialists at no cost for help with balancing work and life issues.
Career Development Initiatives
We have mentorship programs in the U.S. and Europe that allow employees who are less experienced to have access to, and benefit from guidance by, a more experienced colleague. Mentor and mentee matches are based on professional and personal interests, and both parties receive coaching and training through a carefully crafted process. Surveys are administered throughout the relationship to recognize achievements and provide guidance to participants.
We also have talent and leadership development programs designed for our promising future leaders and experts that enable participants to develop their skills and career through experience-driven workshops, mentoring, development plans and coaching sessions.
Community Involvement
One of our guiding principles is making a difference in the communities we serve, and our corporate social responsibility initiatives are an important part of our culture. As a company, we endeavor to use our resources and products to make meaningful contributions to our communities and have collaborated with local and national organizations globally in initiatives to improve health and public safety; to create a sustainable environment; and to promote arts, education and cultural diversity. We also believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace, and we provide employees the opportunity to give back to their communities. For example, our U.S. employees provided their communities with over 4,300 hours of service in 2023 through our Local Spirit Day of Service program, which offers employees a day of paid volunteer time each year to engage with our local communities. We also have similar community-assistance programs for employees in our European markets.

Code of Business Conduct and Ethics
We are deeply committed to promoting a culture of ethical conduct and compliance. Our Code of Business Conduct and Ethics (the “Code”), which applies to all employees, officers and members of the Board, reinforces our core values and helps drive our workplace culture of compliance with ethical standards, integrity and accountability. Training on the Code is mandatory upon employment and is provided on an annual basis. Highlights from our Code and its underlying policies and procedures include whistleblower protections for anyone who, acting in good faith, notifies us of a possible violation of the Code, our policies or the law; a commitment to human rights and labor protections across all of our operations, and the expectation that our business partners uphold the same standards; cybersecurity and privacy controls; sanctions and money laundering controls; anti-corruption policies that prohibit offering, attempting to offer, authorizing or promising any bribe or kickback for the purpose of obtaining or retaining business or an unfair advantage; procurement procedures and contractual provisions to mitigate potential risks in our supply chain; disclosure of matters that could potentially lead to a conflict of interest; an environmental policy to promote greater environmental responsibility and encourage the development and diffusion of sustainable technologies; and a policy and procedures that screen for sanctioned and embargoed third parties.
Climate Change and Sustainability
We are spearheading projects and initiatives that aim to drive sustainability and reduce our environmental impact and have committed to be Carbon Net Zero before 2050, in alignment with the 2016 Paris Agreement. Our global Environmental Policy establishes an environmental program framework based on the ISO 14001 standard, which focuses on continual improvement and the evaluation of environmental risks, opportunities and impacts of our products and processes. In addition, as we continue our digital transformation, we have continued to focus on the efficiency of our technologies (including, but not limited to, converting a large portion of our illuminated displays to LED lighting, using light sensors and dimming technology that control brightness, and exploring alternative energy sources) and on developing innovative products and services with a reduced environmental footprint. Our sustainability efforts are underpinned by our various industry commitments, including to Ad Net Zero, the United Nations Global Compact and limited local disclosure via the Carbon Disclosure Project.
Available Information
You can find more information about us at our Internet website located at investor.clearchannel.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Investor Relations website at investor.clearchannel.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public at the SEC’s website at sec.gov.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information with respect to our executive officers is presented as of February 26, 2024:

Name	Age	Title
Scott R. Wells	55	President, Chief Executive Officer
Brian D. Coleman	58	Executive Vice President, Chief Financial Officer (until March 1, 2024)
Lynn A. Feldman	55	Executive Vice President, Chief Legal Officer and Corporate Secretary
Jason A. Dilger	50	Senior Vice President, Chief Accounting Officer
Justin Cochrane	51	Chief Executive Officer of Clear Channel U.K. & Europe
Scott R. Wells was appointed as our President and Chief Executive Officer effective January 1, 2022. Prior to that time, Mr. Wells served as the Chief Executive Officer of Clear Channel Outdoor Americas, a position he was appointed to on March 3, 2015. Previously, he had served as an Operating Partner at Bain Capital beginning in January 2011, and prior to that, he served as an Executive Vice President at Bain Capital beginning in 2007. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Inc., Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. He currently serves as Chair of the Achievement Network and is Chair of the Outdoor Advertising Association of America. He has a Master of Business Administration, with distinction, from the Wharton School of the University of Pennsylvania and a B.S./B.A. from Virginia Tech University.

Brian D. Coleman was appointed as our Executive Vice President, Chief Financial Officer on May 1, 2019 and will depart from this position effective March 1, 2024. Prior to his appointment as Executive Vice President, Chief Financial Officer, Mr. Coleman served as the Senior Vice President and Treasurer for iHeartMedia and Clear Channel Outdoor Holdings and was appointed to those positions in December 1998. Previously, Mr. Coleman served as a Project Manager in the Corporate Finance department at Central and South West Corporation, a multi-state utility holding company, from 1995 to 1998. Prior to that role, Mr. Coleman held various financial positions at Bank of America, Sumitomo Banking Corporation and National Australia Bank. Mr. Coleman received a BBA in Finance from the University of Texas at Austin.
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
Jason A. Dilger was appointed as our Senior Vice President, Chief Accounting Officer on May 1, 2019. Prior to that time, Mr. Dilger had served as Senior Vice President, Accounting for Clear Channel Outdoor Americas beginning in August 2011. Prior to that role, Mr. Dilger served as Corporate Controller of Sinclair Broadcast Group from 2006 to 2011. Prior to that role, Mr. Dilger served in various accounting and finance roles at Municipal Mortgage & Equity from 2004 to 2006. Mr. Dilger began his career in public accounting with nearly a decade of experience at Arthur Andersen LLP and Ernst & Young LLP. Mr. Dilger is a CPA and earned his B.S. in Accounting from the University of Delaware.
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
As previously announced, effective March 1, 2024, David Sailer will replace Mr. Coleman and become our Executive Vice President, Chief Financial Officer.
David J. Sailer, age 49, has been the Executive Vice President, Chief Financial Officer of Clear Channel Outdoor Americas since August 2014. Prior to that position, he was the Company’s Executive Vice President of Corporate Development since January 1, 2023. Previously, Mr. Sailer was Senior Vice President of FP&A for iHeartMedia, a position he was appointed to in October 2013. Mr. Sailer joined iHeartMedia from NBCUniversal, where he was the Chief Financial Officer of NBC News Digital Portfolio. Prior to that role, Mr. Sailer served in various leadership positions across NBCUniversal and as a staff accountant at the Hunter Group LLP. Mr. Sailer received a Master of Business Administration from Fordham University and a Bachelor of Professional Accounting from Montclair State University.

ITEM 1A.  RISK FACTORS
A wide range of factors could materially adversely affect our business, operating results, financial condition, and/or the value of our common stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties:
Economic Risks and Current Events
Our results have in the past been, and could in the future be, adversely affected by continued economic uncertainty, an economic slowdown or a recession.
Periods of a slowing economy or recession, or periods of economic uncertainty, have historically been accompanied by a decrease in advertising and have negatively impacted our business. The current macroeconomic environment remains characterized by above-average inflation, high interest rates, foreign currency exchange volatility, volatility in global capital markets and continued risk of recession. In 2022 and 2023, high interest rates resulted in an increase in our weighted average cost of debt, with our interest expense, net, increasing by $60.8 million in 2023 compared to 2022 to a total of $421.4 million, and inflation affected our results, particularly in our Europe businesses due to higher costs primarily for labor and rent. While inflation, interest rates and foreign currency exchange rates have been lower or less volatile in 2023, future fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. If economic conditions worsen, there can be no guarantee that we will be able to mitigate the effects of these conditions on our business. During the height of the COVID-19 pandemic, we were required to take various measures to increase our liquidity and preserve and strengthen our financial flexibility, including implementing restructuring plans to reduce headcount and related costs throughout our business. If economic conditions worsen or if a recession occurs, we may be required to take similar or more strict measures than those we took during the height of the COVID-19 pandemic. Those measures, including restructurings and cost savings, could adversely affect our business, operations, liquidity and financial results.
Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions. During 2023, we experienced weakness in revenue within certain of our larger U.S. markets, most notably the San Francisco/Bay Area market as specific macroeconomic trends affecting such market have resulted in lower spend on out-of-home advertising. Additionally, Hollywood labor union strikes negatively impacted out-of-home advertising sales in the Media/Entertainment industry across our U.S. markets. During 2023, we also experienced economic variability throughout Europe, impacting country level growth rates in our European businesses. For example, economic downturns in Sweden and Norway negatively impacted demand for out-of-home advertising in these countries. Unfavorable regional or local economic or political conditions, such as those resulting from the events described above and from the Russia-Ukraine war or the Israel-Hamas war, as well as increased social and political turmoil and unrest in some Latin American countries, also may adversely impact our results. A severe or prolonged economic downturn, including a recession or depression, could impact our business, including our revenues and our ability to raise additional capital when needed on favorable terms or at all. We cannot anticipate the impact of the current economic environment on our business, and any of the foregoing could materially harm our business.
Liquidity, Financing and Capital Structure Risks
We require a significant amount of cash to service our debt obligations and to fund our operations and capital expenditures, which depends on many factors beyond our control, including the recent volatility and uncertainty in capital markets.
Our ability to service our debt obligations requires a significant amount of cash. During 2023, we spent $404.4 million of cash to pay interest on our debt, and we anticipate having approximately $448 million of cash interest payment obligations in 2024, assuming that we do not refinance our debt or incur additional debt. Our significant principal and interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns or recessions, could reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.

Our other cash requirements are for working capital used to fund the operations of the business, including site lease costs (payments for land or space used by our advertising displays); capital expenditures (primarily related to construction and sustaining activities for our out-of-home advertising displays); and debt service. We primarily finance these requirements with cash on hand, internally-generated cash flow from operations and, if necessary, borrowings under our credit facilities. Our long-term future cash requirements will depend on many factors, including the growth of our business; investments in digital conversions and new technologies, such as RADAR and our programmatic solution set; and the pursuit and outcome of strategic transactions, including the outcome of the ongoing processes to sell the businesses in our Europe-North segment and in Latin America. Our ability to meet these cash requirements through cash from operations depends on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events that may result in weakness globally or in certain specific markets, high interest rates, currency fluctuations and geopolitical events, such as the Russia-Ukraine war and the Israel-Hamas war. Availability of our credit facilities for working capital and other needs is limited by certain covenants under our existing indebtedness, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition, our ability to meet our obligations and the value of the Company.
The purchase price of possible asset acquisitions, capital expenditures for deployment of digital billboards and other strategic initiatives could require additional indebtedness or equity financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of our existing or future debt or equity agreements may restrict us from securing financing on terms that are acceptable to us. Furthermore, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.
We may not be able to generate sufficient cash to service our substantial indebtedness, may not be able to refinance our indebtedness before it becomes due and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2023, we had approximately $5.6 billion of total indebtedness outstanding, including $1.26 billion of term loans under the Term Loan Facility payable in August 2026; $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the “CCOH 5.125% Senior Secured Notes”); $750.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2028 (the “CCOH 9.000% Senior Secured Notes”); approximately $1.0 billion aggregate principal amount of 7.750% Senior Notes due 2028 (the “CCOH 7.750% Senior Notes”); $1.04 billion aggregate principal amount of 7.500% Senior Notes due 2029 (the “CCOH 7.500% Senior Notes”); $375.0 million aggregate principal amount of CCIBV 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”); and approximately $4.2 million of finance leases. Therefore, our next material debt maturities are in 2025 and 2026 when the CCIBV Senior Secured Notes and the Term Loan Facility become due, respectively. Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness. From time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or to refinance our indebtedness, including issuing new debt to pay off more expensive debt, repurchasing outstanding notes in the open market with available liquidity and deploying the proceeds from the dispositions of the businesses in our Europe-South segment. We cannot assure you that we will enter into or consummate successfully any liquidity-generating or debt-refinancing transactions, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.
Our substantial amount of indebtedness and other obligations have negative consequences for us, including, without limitation:
•Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology such as RADAR and our programmatic solution set, and pursue other business and strategic opportunities;
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

•Limiting our ability to refinance any of our indebtedness or increasing the cost of any such refinancing;
•Making us more vulnerable to increases in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions, or a disruption in the credit markets; and
•Making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
•Our ability to refinance our debt or conduct and consummate any other debt-related capital markets transactions will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt or debt-related capital markets transaction could be at higher interest rates, increasing our debt service obligations, and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to refinance our debt at all, or we may not be successful in utilizing debt refinancings or other capital markets transactions to meet our scheduled debt service obligations. Furthermore, the terms of existing or future debt instruments may restrict us from pursuing this alternative.
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
Demonstrating the capabilities of our digital display platform and growing our digital footprint depend, in part, on our ability to deliver and install digital displays in a timely manner, including delivery and installation within complex transit infrastructures, including airports. If we fail to satisfy our contractual obligations to our customers and if any such failures cannot be resolved, and/or if the digital display platform and/or the digital advertising displays that we provide to our customers do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, including as a result of macroeconomic conditions, our business operations and financial results will suffer.

We continue to develop and improve our technological offerings, including RADAR, our proprietary and industry-first suite of data-driven solutions for planning, measuring and amplifying the impact of out-of-home advertising, as well as our programmatic solution set, which uses automated technology, data and algorithms to offer a streamlined, flexible buying process, audience targeting and ad measurement capabilities through real-time, biddable digital marketplaces. Such offerings require the successful creation, enhancement, use and adoption of innovative technology that includes hardware, software, connectivity, automation and digital solutions. As a result, we make significant investments in research and development, connectivity solutions, data security and employee training. These investments may not result in improvements to RADAR, our programmatic solutions or other technology we may create or adopt in the future and may not provide the desired results for our clients. If we are not able to deliver our solutions with differentiated features and functionality, our clients may not value or adopt these solutions, which could have a material adverse effect on our reputation, business, results of operations and/or financial condition. In addition, the market for programmatic ad buying remains an emerging market, and our current and potential clients may not shift quickly enough to programmatic buying from other buying methods, reducing our growth potential. If the market for programmatic ad buying develops more slowly than we expect, it could reduce demand for our programmatic solution set, which could delay the realization of certain of the benefits of our strategy.
Furthermore, implementing our digital transformation, and complying with local laws and regulations in doing so, requires significant costs and time, and we may not be able to recover the costs from our customers or otherwise. Any costs currently anticipated may significantly increase if we incur cost overruns due to technical difficulties or if we experience increased costs of data, digital displays, materials and labor; suspensions or delays in installation and/or construction caused by us, our subcontractors, or due to external events beyond our control or otherwise; increased insurance, bonding and litigation expenses; the inability to recruit and maintain qualified personnel; or the inability, or increased costs, to comply with evolving government regulations and directives relating to use of digital services and data, including internet, mobile, privacy, marketing and advertising aspects of our business, all of which could have an adverse effect on our business, financial condition and results of operations.
The success of our business is dependent upon our ability to obtain and renew contracts with municipalities, transit authorities and private landlords, which we may not be able to obtain on favorable terms.
Our airport, transit and street furniture products require us to develop and maintain robust relationships with elected officials and regulatory authorities in a vast number of municipalities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue-share requirements, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy, and substantial costs may be incurred in connection with preparing bids. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities, prices or benefits than we can provide. In the past we have not been, and most likely in the future we will not be, awarded all of the contracts on which we bid. The success of our business also depends on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenues lost upon expiration or completion of any particular contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
This competitive bidding process presents a number of risks, including the following:
•We may expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;
•We may be unable to comply, or it may require substantial cost to comply, with various regulatory requirements and disclosure requests related to environmental, social and governance (“ESG”) standards that are required or are recommended to win certain contracts with municipalities and transit authorities, particularly within the U.K. and the E.U.;
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

Our inability to successfully negotiate, renew or complete these contracts due to third-party or governmental demands and delay, and the highly competitive bidding processes for these contracts, could affect our ability to offer these products to our customers, or to offer them to our customers at rates that are competitive to other forms of advertising, without adversely affecting our financial results.
We face intense competition in the out-of-home advertising business.
We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising revenues. We compete for advertising revenue with other out-of-home advertising businesses, as well as with other media, such as mobile; social media; online; broadcast, cable and streaming television; radio; print media and direct mail, within their respective markets. Market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those that we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments, subject to applicable regulations. Many of these competitors possess greater technical, human and other resources than we do, and we may lack sufficient financial or other resources to maintain or improve competitive position.
Moreover, the advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser customer shifts its relationship to an agency with whom we do not have as strong a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Technology Risks
Regulations and consumer concerns regarding privacy, digital services, data protection and the use of artificial intelligence, or any failure to comply with these regulations, could hinder our operations.
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, social media pages, mobile applications and programmatic offerings. We also obtain anonymous and/or aggregated audience behavior insights about consumers from vetted third-party data providers. In addition, we collect information, including PII, from our employees, users of our public bike services, our business partners and consumers who interact with the marketing content on our digital panels, including through data partner collection from cellular devices, scanning QR codes and beacon technology. We use and share this information from and about consumers, business partners and advertisers for a variety of business purposes. Collecting and processing information about individuals subjects us to certain privacy and data security laws and regulations, as well as risks of unauthorized access to such information.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, including the California Consumer Privacy Act, the California Privacy Rights Act, the E.U. and U.K. General Data Protection Regulations, the E.U. Privacy and Electronic Communications Regulation, the U.K. Data Protection Act, the Singapore Personal Data Protection Act and the Brazilian General Data Protection Law, among others, and we expect to be subject to additional similar laws in the future. In the U.S., individual states continue to enact new privacy laws and regulations. Many of these laws and regulations are still evolving and could be interpreted or enforced by the courts or regulators in ways that could affect our ability to provide audience behavioral insights or monitor our business processes or otherwise harm our business. Furthermore, new regulatory approaches to privacy in public spaces by the U.S. Federal Trade Commission and other regulators, which may affect the operation of our RADAR products, are now being enforced. Any efforts required to comply with these laws and regulations and others that may be enacted may require expenditure of substantial expenses, may divert resources from other initiatives and projects and/or could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers. Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers, and privacy activist interpretation of our activities could damage our reputation.
In addition, we use artificial intelligence (“AI”) in connection with the use of certain Software-as-a-Service tools, such as call analytics and creative generation, in addition to AI features of software we build through Application Programming Interface. Accordingly, we expect to be subject to laws and regulations with respect to the use of such technologies. Such regulations may restrict our ability to use AI or may require increased expenditures. In the U.S., in 2023, an Executive Order was published by the Biden Administration establishing new standards for AI safety and security and measures to protect individuals’ privacy. Additionally, the E.U. AI Act, which is targeted at individuals within the E.U., implements safeguards for the use of AI technology and imposes fines of up to 7% of global turnover for failure to comply. Furthermore, if the content, analyses or recommendations that AI applications assist in producing for our business and for our customers are, or are alleged to be, deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected.

Any failure or perceived failure by us to comply with our policies or applicable legal and regulatory requirements related to consumer protection, information security, data protection, use of AI and privacy could result in a loss of confidence in us; damage to our brands; the loss of users of our services, consumers, business partners and advertisers; and proceedings against us by governmental authorities or others, including regulatory fines and private litigation, any of which could hinder our operations and adversely affect our business.
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities, including damage to our relationships with customers and business partners.
Although we have implemented technical controls in the form of physical and electronic security measures designed to protect against the loss, misuse and alteration of our websites, digital assets, proprietary business information and any information, including PII that we collect and share with others, no security measures are perfect and impenetrable, and we and outside parties we interact with may be unable to anticipate or prevent unauthorized access. Moreover, our systems, servers and platforms may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our security measures may not detect, which could cause interruptions or slowdowns of our digital display systems, delays in communication or loss of data and slowdown or unavailability of our client-facing or internal platforms. A cyber incident may be due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state-affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased as well. We have experienced, and may in the future experience, whether directly or through our supply chain partners, cybersecurity incidents. We have been, and expect to continue to be, the target of fraudulent calls, emails and other forms of fraudulent activities and have experienced security breaches. However, to date, such security breaches have not had a material impact on our business strategy, results of operations or financial condition. While prior cybersecurity incidents have not had a material impact on the Company, future cybersecurity incidents, including breaches, could have a material impact on our business, operations and reputation.
If an actual or perceived breach of our security occurs, our digital display systems and other business assets could suffer disruption, and we could lose competitively sensitive business information and intellectual property or lose control of our information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, and we could lose employees, customers, consumers and business partners as a result thereof. In the event of a security breach, we could suffer financial exposure in connection with demands from perpetrators, penalties and fines, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII, or to notify governmental agencies and/or disclose to investors if there have been material cybersecurity breaches or incidents. Any failure or perceived failure by us to comply with these laws, rules and regulations may subject us to significant regulatory fines and private litigation, any of which could harm our business.
Regulatory Risks
Government regulation of out-of-home advertising may restrict our out-of-home advertising operations.
U.S. federal, state and local regulations have a significant impact on the out-of-home advertising industry and our business. One of the seminal laws for our business is the U.S. Highway Beautification Act (the “HBA”), which regulates out-of-home advertising on controlled roads in the U.S. The HBA regulates the size and placement of billboards, requires the development of state standards, mandates state compliance programs, promotes the expeditious removal of illegal signs and requires just compensation for takings on controlled roads. Construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of billboards are also regulated by federal, state and local governments, and from time to time, states and municipalities have prohibited or significantly limited the construction of new out-of-home advertising structures. Due to such regulations, it has become increasingly difficult to develop new out-of-home advertising locations.
International regulation of the out-of-home advertising industry varies by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure or perceived failure to comply with these or any future regulations, including those that may regulate the energy consumption affiliated with the operation of advertising structures, could have an adverse impact on the effectiveness of our displays or their attractiveness to customers as an advertising medium. As a result, we may experience a significant impact on our operations, revenue, international customer base and overall financial condition.

We intend to continue to expand the global deployment of digital billboards. We have encountered regulations that restrict or prohibit digital displays. Additionally, since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or further interpreted, or new regulations could be enacted, to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment. Additionally, deploying a new digital billboard or converting an existing printed billboard to digital typically requires application for a new permit, often pursuant to a regulatory process that may include multiple public hearings, ordinance amendments and, in some states such as California, environmental review, among other requirements that are beyond our control. There is no guarantee that we will be able to obtain such permits in a timely manner, or at all, to accomplish our digital deployment and conversion goals.
From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement and condemnation, and some such efforts have been successful. Similar risks also arise in certain of the international jurisdictions in which we operate.
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
Additionally, from time to time, third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law or regulation. If we are unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there is an increase in such regulations or their enforcement, our operating results could suffer.
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
Regulations governing categories of products that can be advertised through our advertising assets and platforms vary across the countries in which we conduct business. Certain products and services, such as tobacco, alcohol and high fat, salt and sugar foods are banned, restricted or specifically regulated in certain jurisdictions. Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in available space on the existing inventory of billboards in the out-of-home advertising industry.

Environmental, health, safety and land use laws and regulations, as well as various actual and proposed ESG policies, regulations and disclosure standards, may limit or restrict some of our operations.
As the owner or operator of various real estate properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations, including those relating to the use, storage, disposal, emission and release of carbon and hazardous and non-hazardous substances; employee health and safety; and zoning restrictions. In addition, increased scrutiny related to ESG, and actual and proposed ESG policies and regulations, including proposed new or enhanced requirements regarding the standardization of mandatory climate-, human capital- and diversity-related disclosures for companies in the E.U., the U.K. and the U.S., including the California Climate Corporate Accountability Act of 2023, the E.U. Corporate Sustainability Reporting Directive and the proposed SEC Climate Rule, will subject us to new regulatory and compliance costs. Historically, we have not incurred significant expenditures to comply with environmental or ESG laws, policies and regulations. However, given the increase in the number and complexity of these policies and regulations, we expect our costs of compliance to increase in 2024 and thereafter. In addition, we have announced commitments to achieving Carbon Net Zero before 2050 across our divisions and have established an environmental program framework. There can be no assurance that we will be successful in reaching our stated goals, that activists and others will not challenge our progress towards those goals or their establishment, that our environmental framework will operate adequately or, if we are successful, that the cost will not be material. Furthermore, additional laws, policies and regulations that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Strategic Risks
We are engaged in processes to sell the businesses in our Europe-North segment and in Latin America. There can be no assurance that we will be successful in identifying or completing these processes, that any such transactions will result in additional value for our stockholders or that these processes will not have an adverse impact on our business.
We have initiated processes to sell the businesses in our Europe-North segment and in Latin America. These processes have required, and may continue to require, significant resources and expenses. In addition, speculation and uncertainty regarding these processes may cause or result in disruption of our business; distraction of our employees; difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel, especially in Europe and in Latin America; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions, especially in Europe and in Latin America; and increased stock price volatility. If we are unable to mitigate these or other potential risks related to the uncertainty caused by these processes, our business, our net sales, operating results and financial condition could be adversely impacted.
In addition, we may not be able to identify and/or complete any transactions with respect to our Europe-North or Latin American businesses. Any additional potential transactions will not be conditioned on each other and will depend upon a number of factors, including, but not limited to, market conditions, industry trends, the interest of third parties in our European and Latin American businesses and the availability of financing to potential buyers. We cannot make any assurances that any potential transactions or other strategic alternatives, if identified, evaluated and completed, will provide greater value to our stockholders than that reflected in the current price of our common stock.
As our Board of Directors continues its ongoing review and the evaluation of these processes, it may determine that our most effective strategy is to continue to operate all of our remaining European and Latin American businesses. The Company has not set a timetable for completion of these reviews, may suspend the processes at any time and does not intend to make further announcements regarding the processes unless and until the Board of Directors approves a course of action for which further disclosure is appropriate.
Finally, we are simultaneously continuing to focus on executing our operating plan, including improving financial results, expanding our advertiser base, optimizing our deployment of capital and reducing corporate expenses. These actions include initiatives such as growing key verticals in the U.S., developing channels to advertisers, turning around challenged markets, reviewing our corporate expenses as our portfolio simplifies, and the deployment of proceeds from our divestitures to improve our liquidity position and reduce debt. There can be no guarantee that any of these actions and initiatives will produce the benefits we expect.

The recent dispositions or agreements to dispose of the businesses in our Europe-South segment and the potential dispositions of our other international businesses, as well as other strategic transactions or acquisitions, pose risks.
We have pursued and are pursuing strategic dispositions of certain businesses, including the sales of our businesses in Switzerland, Italy and France and our announced agreement to sell our business in Spain, as well as the processes to sell the businesses in our Europe-North segment and in Latin America. We may also pursue other strategic transactions, including recapitalization or other corporate restructurings, including, for example, a real estate investment trust (“REIT”) conversion in the future. These dispositions, other strategic transactions or acquisitions could be material. Such transactions involve numerous risks, including:
•Our dispositions, including the dispositions of the businesses in our Europe-South segment and potential dispositions of our other international businesses, may negatively impact revenues from our national, regional and other sales networks or make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including our debt service requirements;
•We may not achieve the expected benefits from the dispositions of the businesses in our Europe-South segment and potential dispositions of our other international businesses, including our transformation into a more focused U.S.-centric out-of-home operator with less debt and enhanced optionality to become a REIT, improved margins and profits and increased stockholder value;
•Our dispositions will increase our vulnerability to the risks of downturns in the U.S. and regional markets;
•Our management’s attention is diverted from other business concerns;
•Our acquisitions may prove unprofitable and fail to generate anticipated cash flows, and we may enter into markets and geographic areas where we have limited or no experience;
•To successfully manage our large portfolio of out-of-home advertising and other businesses, we may need to recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us, and we cannot be certain that our recruiting efforts will succeed; and
•We may need to expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses as failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our existing management, and we may encounter difficulties in the integration of operations and systems.
Dispositions and acquisitions of out-of-home advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. The recently announced sale of our business in Spain requires, and is currently undergoing, review by the Spanish National Markets and Competition Commission. We can give no assurances that the U.S. Department of Justice, the Federal Trade Commission or foreign antitrust agencies, including the Spanish National Markets and Competition Commission, will not seek to bar us from disposing of or acquiring out-of-home advertising businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
Litigation and Liability Risks
Third-party claims of intellectual property infringement, misappropriation or other violation against us could harm our business, operating results and financial condition.
Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel. An adverse outcome of a dispute may damage our reputation, force us to adjust our business practices, require us to pay significant damages and/or require us to take other actions that could have a material adverse effect on our business.
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
Our international operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption and fraud laws or regulations. Prior to the Company’s separation from iHeartCommunications, Inc. in 2019, two former employees of Clear Media, a former indirect, non-wholly-owned subsidiary of the Company that was sold in April 2020, were convicted in China of certain crimes, including the crime of misappropriation of Clear Media funds, and sentenced to imprisonment. The Company advised both the SEC and the DOJ of the investigation of Clear Media, and in 2023, without admitting or denying the underlying allegations, which involved the U.S. Foreign Corrupt Practices Act, agreed to pay a total of approximately $26.1 million in disgorgement, civil penalties and prejudgment interest to the SEC. For additional information on this matter, please refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K. Violations of these laws, or allegations of such violations, have had and could have a material adverse effect on our business, financial position and reputation.
We are exposed to foreign currency exchange risks because a portion of our revenue and cash flows are received in foreign currencies and translated to U.S. dollars for reporting purposes.
We generate a portion of our revenue in currencies other than U.S. dollars. Additionally, a portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars. Therefore, exchange rate fluctuations in any currency from a country in which we operate could have an adverse effect on our profitability, and significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness. In 2022, as a result of heightened inflation and monetary policy, the U.S. dollar strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on our reported results in our Europe-North and Europe-South segments in such year. The U.S. dollar has since trended weaker; however, there can be no guarantee that such trend will continue as the U.S. Federal Reserve could further raise the federal funds rate, which could result in downstream impacts to global exchange rates and adverse impacts to our reported results in our Europe-North segment. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction and/or translation risks. We expect to experience economic losses and gains and negative and positive impacts on our operating income as a result of foreign currency exchange rate fluctuations.

Risks Related to Ownership of our Common Stock
Our stock price has been highly volatile and may decline regardless of our operating performance.
The market price for our common stock has been highly volatile. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those previously described and the following: our quarterly or annual earnings reports or those of other companies in our industry; investors’ perceptions of our prospects; investors’ disagreements with our strategy or capital allocation; changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; downgrades by any securities analysts who follow our common stock; market conditions or trends in our industry or the economy as a whole (including the current macroeconomic environment) and, in particular, the advertising industry; changes in accounting standards, policies, guidance, interpretations or principles; announcements by us of significant strategic transactions (such as those related to our European and Latin American businesses), debt refinancings or capital markets transactions, contracts, acquisitions, joint ventures or capital commitments; changes in key personnel; and transactions in our common stock by our officers, directors and significant stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. Historically, stockholders have instituted securities class action litigation or launched activist campaigns following periods of market volatility. If we were involved in securities litigation or an activist campaign, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
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
Any additional capital raised by us through the sale of our common stock or other equity-linked instruments may also dilute your ownership and influence in us as a result of governance rights and other rights that may be given to the holders of such instruments. In addition, holders of equity-linked securities could have rights, preferences and privileges that are not held by, and could be preferential to, the rights of holders of our common stock. In the future, we may also issue our common stock in connection with acquisitions or investments. We cannot predict the size of any such future issuances, but the amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of the then-outstanding shares of our common stock.
Our failure to meet the continued listing requirements of the New York Stock Exchange (the “NYSE”) could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
If we fail to satisfy the continued listing requirements of the NYSE, such as the minimum $1.00 bid price requirement, the NYSE may take steps to delist our common stock. In 2023, the lowest closing price of our common stock on the NYSE was $1.03 per share and the highest closing price was $2.06 per share. We cannot assure you that the price of our common stock will continue to remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE. Any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.

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
These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, these restrictions could adversely affect our ability to finance our operations; make strategic acquisitions, investments or alliances; restructure our organization; refinance our debt or finance our capital needs. In addition, under our Revolving Credit Facility, as amended, we are required to comply with a first lien net leverage ratio covenant if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million at that time. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, which include, but are not limited to, prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness, and as a result, we could be forced into bankruptcy.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur more debt, and this could exacerbate the risks associated with our leverage.
As of December 31, 2023, remaining availability under our credit facilities was $234.3 million. Although our debt indentures and credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we and our subsidiaries could incur additional indebtedness in the future. For example, if permitted by the documents governing their indebtedness, our subsidiaries that are not guarantors may be able to incur more indebtedness under the indenture than our subsidiaries that are guarantors. Moreover, our debt indentures and credit agreements do not impose any limitation on our incurrence of liabilities that are not considered “indebtedness” and do not impose any limitation on liabilities incurred by our immaterial subsidiaries or our subsidiaries that could be designated as “unrestricted subsidiaries.” As of the date of this Annual Report on Form 10-K, we had no “unrestricted subsidiaries.” If we incur additional debt above current levels, the risks associated with our substantial leverage would increase.
Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity or business operations.
Our corporate credit ratings are speculative-grade. Our corporate credit ratings and ratings outlook are subject to review by rating agencies from time to time and, on various occasions, have been downgraded. In the future, our corporate credit ratings and ratings outlook could be further downgraded. Any further reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us, increase the cost of doing business or otherwise negatively impact our business operations.
General Risks
We are dependent upon the performance of our senior management team and other key individuals.
We have experienced changes to our senior management team in critical functions. In early 2022, Mr. Scott R. Wells commenced his role as Chief Executive Officer and member of the Board, and Mr. William Eccleshare transitioned to the role of Executive Vice Chairman of the Board, which terminated at the end of 2022. Additionally, in the fourth quarter of 2023, we announced that, effective as of March 1, 2024, Mr. David Sailer will become Executive Vice President, Chief Financial Officer, replacing Mr. Brian Coleman, who will, at such time, become a consultant to the Company. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, financial condition and results of operations. In addition, competition for senior management and key individuals remains intense, and many of our key employees are at-will employees who are under no obligation to remain with us and may decide to leave for a variety of personal or other reasons beyond our control. If members of our senior management or other key individuals decide to leave in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
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
•Changes in labor conditions, including labor shortages and unification efforts, which may impair our ability to operate or require us to spend more to retain and attract qualified employees; and
•Health pandemics or epidemics, such as COVID-19, which if transmitted around the globe and/or in the markets in which we operate have in the past, and could in the future, adversely affect the out-of-home advertising industry, our revenues and our liquidity position, and could disrupt our business and adversely materially impact our financial results.

Continued scrutiny and changing expectations from investors, lenders, customers, government regulators, municipalities, activists and other stakeholders may impose additional costs on us and/or expose us to additional risks.
Public companies across all industries are facing increasing scrutiny from investors, lenders, customers, government regulators, municipalities, activists and other stakeholders with respect to various areas of their operations, including with respect to ESG and anti-ESG matters. Responding to ESG and anti-ESG considerations involves risks and uncertainties. Stakeholders may request disclosure of data or certification that we are unable to provide, or our performance may depend, in part, on third-party performance or data that is outside our knowledge or control.
From time to time, we have been approached by, and have had discussions with, third-party stakeholders on matters related to our corporate governance, cybersecurity and privacy approaches; our environmental stewardship programs; our corporate strategies; our approach to advertising content; executive compensation programs; other human capital management programs; compliance and risk management; and other aspects of our operations. Responding to these third-party stakeholders and their proposals requires significant attention, time and resources from management and our employees and may impact our ability to execute various strategic initiatives. In addition, some stakeholders may disagree with our goals and initiatives. We risk damage to our brand and reputation and may face issues securing government contracts or accessing the capital markets or other sources of liquidity if we fail to adapt to, or comply with, investor, lender, customer, activist or other stakeholder expectations and/or standards and current and potential government regulation with respect to ESG and other matters.
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
•the difficulty, cost and time required to implement our strategy, including optimizing our portfolio, and the fact that we may not realize the anticipated benefits therefrom;
•our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords;
•competition;
•regulations and consumer concerns regarding privacy, digital services, data protection and the use of artificial intelligence;
•a breach of our information security measures;
•legislative or regulatory requirements;
•restrictions on out-of-home advertising of certain products;
•environmental, health, safety and land use laws and regulations, as well as various actual and proposed ESG policies, regulations and disclosure standards;
•the impact of the processes to sell the businesses in our Europe-North segment and in Latin America;
•the impact of the recent dispositions or agreements to dispose of the businesses in our Europe-South segment and the potential dispositions of our other international businesses, as well as other strategic transactions or acquisitions;
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
•our dependence on our senior management team and other key individuals;
•continued scrutiny and changing expectations from investors, lenders, customers, government regulators, municipalities, activists and other stakeholders; and
•certain other factors set forth in our filings with the SEC.
This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
The Company maintains a robust cybersecurity program that promotes confidentiality, integrity and availability of our corporate and customer resources throughout the life cycle of our out-of-home service offerings. Under the oversight of the Audit Committee of our Board of Directors, as more fully explained below, and with the support of the Company’s compliance function and the Company’s internal and external audit functions, the Company operates an enterprise-wide risk management governance framework that sets standards and provides guidance for the identification, assessment, monitoring and control of the most significant risks facing the Company, including cybersecurity. Our enterprise risk management process is guided by the COSO Enterprise Risk Management Framework three lines of defense model, and we further utilize our global Compliance department, legal teams, cybersecurity teams and privacy teams as part of our overall cybersecurity program.
Our cybersecurity program includes comprehensive technology and risk oversight programs designed to ensure that our technology systems and cybersecurity education programs are effective and that we are prepared to report and manage information security risks. Developed using collaboration and transparency principles, we maintain a suite of information and cybersecurity policies, standards and guides based on commonly adopted cybersecurity standards, frameworks and regulatory requirements, including ISO 27001 and publications from the National Institute of Standards and Technology and the Center for Information Security. Furthermore, we perform periodic evaluations of our security programs, information technology infrastructure and information security management systems through internal self-assessments and external independent consultations. In addition, we conduct regular security monitoring for internal and external threats to the confidentiality and integrity of our information assets, and our cybersecurity programs undergo periodic testing with the purpose of achieving swift and orderly restoration of business operations in the event of a cybersecurity incident. Cyber hygiene is integrated into our culture from employee onboarding and lasts throughout the employee life cycle, using various tools, such as frequent information security awareness messages and annual cybersecurity awareness training. As part of testing our programs, we regularly conduct internal simulated phishing campaigns. The Company also maintains comprehensive cyber insurance. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
Communication of our cybersecurity values and expectations is extended to our third-party solutions through specific programs, which include monitoring and rating services and open-source intelligence risk assessments. In addition to conducting posture and intelligence reviews of our vendors, our cybersecurity teams conduct evaluations of critical vendors to assess security requirements, and we assess our service level agreements so that cyber controls and practices to the levels set out in our cybersecurity standards are embedded within.

We have experienced, and may in the future experience, whether directly or through our supply chain partners, cybersecurity incidents. While prior cybersecurity incidents have not had a material impact on the Company, future cybersecurity incidents, including breaches, could have a material impact on our business, operations and reputation. For additional information about the Company’s cybersecurity risks, please refer to “Technology Risks” in Item 1A, Risk Factors.
Governance
Our Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee is, therefore, charged with reviewing our cybersecurity processes for assessing key strategic, operational and compliance risks. Our Corporate Compliance Officer briefs the Audit Committee on cybersecurity risks at each of its meetings, which occur at least four times each year. These briefings include an assessment of cyber risks, an overview of the cyberthreat landscape, updates on cybersecurity incidents and reports on our investments in cybersecurity risk mitigation strategies and technologies and related corporate governance. In addition, our domestic and European chief technology officers brief the Audit Committee on cybersecurity risks at least annually. The Audit Committee then provides updates on significant cybersecurity matters to the Board periodically.
Regional heads of cybersecurity and chief technology officers oversee their respective cybersecurity programs, including regional Cybersecurity Steering Committees (each, a “CSSC”), which are comprised of senior executives and extended leadership, and which provide oversight of cybersecurity investments by monitoring, evaluating, approving and supporting actions related to cybersecurity risk, incident management, investment and prioritization of projects and services.
Each CSSC meets quarterly and reports to the Company’s senior management team, including the Corporate Compliance Officer, on progress towards specific cybersecurity objectives. A strong partnership exists between our information technology, enterprise security, internal audit and legal and compliance functions so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.
Our Corporate Compliance Officer is Karis McLarty. Ms. McLarty is an international privacy, economic crime and corporate human rights lawyer. Ms. McLarty has 20 years of experience specializing in U.S. and cross-border protection of large companies. Her areas of responsibility cover privacy, cyber risk and data protection; COSO, COBIT and ISO governance; forensic investigations, including regarding privacy and cyber issues; and regulator reporting, economic crime, antitrust and sustainability. Ms. McLarty holds the CIPP/E certification in European Data Protection and two Master’s degrees in Jurisprudence and Forensic Psychology (MA Oxon, MSc).
Our domestic Chief Technology Officer, Christian Aaselund, oversees the integration and security of the Company’s digital products, infrastructure and all user-facing technology. Mr. Aaselund has over two decades of experience in technology leadership. His career reflects a broad spectrum of expertise, from spearheading tech solutions in startups to executing strategic initiatives in large enterprises.
Our domestic cybersecurity program is overseen by our Head of Cybersecurity, Louie Garcia. Mr. Garcia has over 18 years of cybersecurity experience, spanning threat perspectives, cyber exercise development and training, enterprise vulnerability assessments, defensive and offensive network solutions and operational evaluation of cyber products.
Our European Chief Technology/Information Officer and our European Head of Information Security each have approximately 25 years’ experience in the technology industry, with our Head of Information Security having focused for the last 10 years solely on the Information Security and Cybersecurity domains.
Our Head of Information Technology for Latin America, who oversees Cybersecurity, has 25 years of experience in strategic IT leadership and global project management.

ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Antonio, Texas, where we lease space for executive offices and a business services center. We also have executive offices in New York City and London.
Our operations are located primarily in the U.S., where we have presence in 84 DMAs, including 43 out of the top 50 DMAs, and in Europe, where our portfolio spans 12 countries (excluding markets that are considered discontinued operations) and is focused on densely populated metropolitan areas in major cities. We also have operations in four countries across Latin America and in Singapore. The types of properties required to support each of our out-of-home advertising branches include offices and production facilities, generally located in an industrial or warehouse district, as well as structure sites.
At December 31, 2023, we operated more than 325,000 print and digital out-of-home advertising displays as part of our continuing operations. Our America segment had 49,574 displays, including 2,437 digital displays, across 28 U.S. DMAs; our Airports segment had 12,879 displays, including 2,453 digital displays, across nearly 200 commercial and private airports in the U.S. and the Caribbean; our Europe-North segment had 256,846 displays, including 15,256 digital displays, across 12 European countries; and our operations in Latin America and Singapore had 6,625 displays, including 1,223 digital displays.
No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. For additional information regarding our properties, refer to Item 1 of this Annual Report on Form 10-K.
ITEM 3.  LEGAL PROCEEDINGS
For information regarding our material pending legal proceedings, refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
Shares of our common stock trade on the NYSE under the symbol “CCO.” As of February 21, 2024, there were 483,720,129 shares of our common stock outstanding (excluding 11,044,759 shares held in treasury) and 161 stockholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	—		—	—
November 1 through November 30	3,864	$1.10	—	—
December 1 through December 31	—		—	—
Total	3,864	$1.10	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended December 31, 2023 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us at their fair market value on the date the relevant transaction occurs.

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for our common stock (traded on the NYSE under the symbol “CCO”), the S&P 600 Index and the stock of peer issuers (Lamar Advertising Company and Outfront Media, Inc.), in each case from December 31, 2018 through December 31, 2023. In order to calculate the cumulative total returns, the Company assumed $100 was invested on December 31, 2018 in our common stock and each of the aforementioned indices and stock of peer issuers and that any dividends were reinvested.
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

OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising on the out-of-home displays we own or operate in various key markets using assorted digital and traditional display types. We have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the U.K., the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain and, prior to their sales on March 31, 2023, May 31, 2023 and October 31, 2023, respectively, Switzerland, Italy and France. Our remaining operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore are disclosed as “Other.” Refer to Note 4 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details regarding our segments.
Dispositions and Discontinued Operations
In 2023, we sold, or entered into agreements to sell, our businesses in Switzerland, Italy, Spain and France, comprising our entire Europe-South segment.
•On March 31, 2023, we sold our business in Switzerland to Goldbach Group AG for cash proceeds of $84.9 million, net of direct costs to transact the sale and cash sold.
•On May 31, 2023, we sold our business in Italy to JCDecaux for cash proceeds of $4.3 million, net of direct costs to transact the sale and cash sold.
•In May 2023, we entered into an agreement to sell our business in Spain to JCDecaux for cash consideration of approximately $64.3 million. This transaction is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions.
•On October 31, 2023, we sold our business in France to Equinox Industries (“Equinox”). We delivered our business in France to Equinox with $44.5 million of cash, subject to adjustment for related customary items, tax and other costs, to support ongoing operations of the business, and Equinox assumed the $29.7 million state-guaranteed loan held by Clear Channel France. In December 2023, Equinox repaid us $4.9 million to satisfy certain post-closing obligations. Additionally, we incurred certain direct costs to transact the sale. In total, cash delivered to the buyer (net of the repayment) and payment of these additional direct costs was $43.0 million, with an additional $0.8 million of accrued direct costs to be paid in 2024.
We are using the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements. As part of the sale agreements for each business, we have agreed to provide certain transitional services as defined within the respective Transition Services Agreement for a period of time after sale.
In aggregate, the sales of our businesses in Switzerland, Italy and France, along with the agreement to sell our business in Spain (collectively comprising our entire Europe-South segment), met the criteria for discontinued operations presentation during 2023. As a result, each of these businesses has been reclassified to discontinued operations in the financial statements included in this Annual Report on Form 10-K for all periods presented, resulting in changes to the presentation of certain amounts for prior periods. Unless otherwise noted, the remaining discussion in this MD&A presents the results of continuing operations and excludes amounts related to discontinued operations for all periods presented.
International Sales Processes
We have initiated processes to sell the businesses in our Europe-North segment and in Latin America. There can be no assurance that these processes will result in any additional transactions or particular outcomes. We have not set a timetable for completion of these processes, may suspend the processes at any time and do not intend to make further announcements regarding the processes unless and until our Board approves a course of action for which further disclosure is appropriate.
Macroeconomic Trends
Advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product, both domestically and internationally. COVID-19, which had severe negative impacts on the global economy, also had a significant adverse impact on our results of operations in 2020 and 2021. Since this time, we have experienced a rebound with revenues exceeding pre-COVID-19 levels in all of our segments.
More recently, we have been impacted by the following macroeconomic trends:
•Over the last few years, global inflation has increased, peaking in 2022. Although inflation rates slowed in 2023, global inflation remains high and has affected our results due to higher costs, particularly in our Europe businesses. We believe we have partially offset higher costs by increasing the effective advertising rates for most of our products.

•In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve, raised interest rates significantly in 2022 and 2023, resulting in an increase in our weighted average cost of debt.
•Our international results are also impacted by fluctuations in foreign currency exchange rates. During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on reported results in our Europe-North segment. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in 2023.
While inflation, interest rates and foreign currency exchange rates were lower or less volatile in 2023 compared to the prior year, future fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. The market risks that our business is subject to are further described in Item 7A of this Annual Report on Form 10-K.
Additionally, our segment results are impacted by economic conditions in the specific markets and industries in which we operate. However, we believe the diversity of our asset base and customer portfolio reduces our exposure to negative market- and industry-specific trends. During 2023, we experienced weakness in revenue within certain of our larger U.S. markets, most notably the San Francisco/Bay Area market as specific macroeconomic trends affecting this market resulted in lower spend on out-of-home advertising. Additionally, Hollywood labor union strikes negatively impacted out-of-home advertising sales in the Media/Entertainment industry across our U.S. markets. However, the negative impacts of these trends were more than offset by higher revenue generated in certain other U.S. markets and in our Airports and Europe-North segments.
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
In September 2023, we repurchased in the open market $5.0 million principal amount of 7.750% Senior Notes due 2028 (the “CCOH 7.750% Senior Notes”) and $10.0 million principal amount of 7.500% Senior Notes due 2029 (the “CCOH 7.500% Senior Notes” and, together with the CCOH 7.750% Senior Notes, the “CCOH Senior Notes”) at a discount. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
Please refer to Note 6 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details.
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
•Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a consolidated company basis and are, therefore, included only in our discussion of consolidated results of continuing operations.
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

Consolidated Results of Continuing Operations

(In thousands)	Year Ended December 31,
	2023	2022	2021
Revenue	$2,127,140	$2,014,028	$1,768,758
Operating expenses:
Direct operating expenses(1)	1,092,686	981,979	887,034
Selling, general and administrative expenses(1)	371,643	357,589	329,629
Corporate expenses(1)	172,324	161,852	158,241
Depreciation and amortization	241,828	217,835	213,098
Impairment charges	—	22,676	118,950
Other operating expense, net	11,769	2,133	3,014
Operating income	236,890	269,964	58,792
Interest expense, net	(421,434)	(360,599)	(348,995)
Gain (loss) on extinguishment of debt	3,817	—	(102,757)
Other income (expense), net	6,403	(37,060)	(1,642)
Loss from continuing operations before income taxes	(174,324)	(127,695)	(394,602)
Income tax benefit attributable to continuing operations	17,217	80,392	36,458
Loss from continuing operations	(157,107)	(47,303)	(358,144)
Loss from discontinued operations	(151,709)	(47,085)	(74,976)
Consolidated net loss	(308,816)	(94,388)	(433,120)
Less: Net income attributable to noncontrolling interests	2,106	2,216	695
Net loss attributable to the Company	$(310,922)	$(96,604)	$(433,815)
(1)Excludes depreciation and amortization
Consolidated Revenue
Our revenue is derived from selling advertising on the out-of-home displays we own or operate, consisting of roadside billboards, urban street furniture, airport advertising displays and other displays. Our asset portfolio consists of both print displays and digital displays.
Consolidated revenue increased $113.1 million, or 5.6%, during 2023 compared to 2022. Excluding the $6.3 million impact of movements in foreign exchange rates, consolidated revenue increased $106.8 million, or 5.3%. Higher revenue in our Airports and Europe-North segments driven by increased demand, continued investment in digital infrastructure and new contracts was partially offset by lower revenue in our America segment driven by weaknesses in the San Francisco/Bay Area market and the Media/Entertainment vertical.
Consolidated revenue increased $245.3 million, or 13.9%, during 2022 compared to 2021. Excluding the $76.9 million impact of movements in foreign exchange rates, consolidated revenue increased $322.2 million, or 18.2%. As we continued to recover from the adverse effects of COVID-19, we saw increases in revenue across our portfolio. Excluding the impact of movements in foreign exchange rates, 2022 revenue exceeded 2019 (pre-COVID-19 levels) in our America, Airports and Europe-North segments.

The following tables provides information about consolidated digital revenue:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Digital revenue	$977,870	$879,453	$709,427
Percent of total consolidated revenue	46.0%	43.7%	40.1%
Digital revenue, excluding movements in foreign exchange rates(1):
2023 compared to 2022	971,257	879,453
2022 compared to 2021		919,335	709,427
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Consolidated Direct Operating Expenses
The largest component of our direct operating expenses is site lease expense, which includes rent expense on both lease and non-lease contracts and consists of payments for land or space used by our advertising displays, including minimum guaranteed payments and revenue-sharing arrangements. Direct operating expenses also include production, installation and maintenance expenses related to the printing, transporting, posting and maintaining of advertising copy, as well as costs to operate our out-of-home displays, such as electricity costs for digital displays, repair and maintenance costs, and employee-related costs for our real estate and operations functions.
Consolidated direct operating expenses increased $110.7 million, or 11.3%, during 2023 compared to 2022. Excluding the $0.1 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $110.8 million, or 11.3%, mainly due to higher site lease expense, driven by higher revenue, lower rent abatements, and new and amended contracts, as well as higher compensation costs.
Consolidated direct operating expenses increased $94.9 million, or 10.7%, during 2022 compared to 2021. Excluding the $47.6 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $142.6 million, or 16.1%, primarily due to higher site lease expense driven by higher revenue and lower rent abatements. We also incurred higher production and installation expenses driven by increased sales activity.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Site lease expense	$809,049	$720,478	$615,284
Site lease expense, excluding movements in foreign exchange rates(1):
2023 compared to 2022	809,856	720,478
2022 compared to 2021		746,574	615,284
Reductions of rent expense on lease and non-lease contracts from rent abatements	25,965	51,344	77,039
Restructuring and other costs	448	662	4,410
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses primarily consist of employee-related costs for our sales, marketing, and segment leadership and support functions, as well as marketing costs, facilities and information technology costs, and other general costs.
Consolidated SG&A expenses increased $14.1 million, or 3.9%, during 2023 compared to 2022. Excluding the $1.9 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $12.2 million, or 3.4%, largely due to higher employee compensation.
Consolidated SG&A expenses increased $28.0 million, or 8.5%, during 2022 compared to 2021. Excluding the $13.7 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $41.7 million, or 12.6%, due to higher employee compensation costs, driven by improvements in operating performance and increased headcount, and higher credit loss expense, driven by an increase in current year revenue and prior year credit loss reductions due to COVID-19 recovery.

The following table provides the restructuring and other costs included within consolidated SG&A expenses:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Restructuring and other costs	2,614	1,116	2,664
Corporate Expenses
Corporate expenses primarily consist of infrastructure and support costs related to our information technology, human resources, legal, finance, business services and administrative functions, as well as overall executive leadership.
Corporate expenses increased $10.5 million, or 6.5%, during 2023 compared to 2022. Excluding the $0.2 million impact of movements in foreign exchange rates, corporate expenses increased $10.3 million, or 6.3%, primarily driven by legal liabilities recorded for the resolution of the investigation of the Company’s former indirect, non-wholly-owned subsidiary, Clear Media. Such expenses are included in restructuring and other costs in the table below. Please refer to Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details.
Corporate expenses increased $3.6 million, or 2.3%, during 2022 compared to 2021. Excluding the $2.6 million impact of movements in foreign exchange rates, corporate expenses increased $6.2 million, or 3.9%, primarily due to higher employee compensation and travel costs, partially offset by lower professional fees.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Share-based compensation expense(1)	$20,330	$20,512	$18,808
Restructuring and other costs(2)	21,337	9,963	7,431
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Restructuring and other costs during the years ended December 31, 2023 and 2022 include expenses of $19.0 million and $7.1 million, respectively, recorded for the resolution of the investigation of Clear Media.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of our advertising structures and other property, plant and equipment and amortization of our finite-lived intangible assets.
Depreciation and amortization increased $24.0 million, or 11.0%, during 2023 compared to 2022. Excluding the $0.5 million impact of movements in foreign exchange rates, depreciation and amortization increased $23.4 million, or 10.8%. Depreciation and amortization increased $4.7 million, or 2.2%, during 2022 compared to 2021. Excluding the $4.8 million impact of movements in foreign exchange rates, depreciation and amortization increased $9.5 million, or 4.5%.
These increases were primarily driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which resulted in increases in amortization expense of $48.2 million and $16.1 million during 2023 and 2022, respectively, compared to the prior years. This was partially offset by the impact of other assets becoming fully depreciated. Please refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional details regarding this change in permit classification.
Impairment Charges
We did not recognize any impairment charges during 2023. During 2022, we recognized impairment charges of $22.7 million in our America segment, including $21.8 million on indefinite-lived permits, driven by rising interest rates and inflation, and $0.9 million on permanent easements as a result of our annual impairment test. During 2021, we recognized an impairment charge of $119.0 million in our America segment related to permits, driven by an increase in the discount rate and reduction in projected cash flows related to the negative impacts of COVID-19.
Other Operating Expense, Net
Other operating expense, net, of $11.8 million, $2.1 million and $3.0 million during 2023, 2022 and 2021, respectively, were mainly driven by costs related to the strategic reviews of our businesses. In 2022, these costs were largely offset by compensation received from local governments for the condemnation and removal of billboards, less a reduction in the underlying value of the condemned assets, in certain markets in our America segment.

Interest Expense, Net
Interest expense, net, increased $60.8 million in 2023 compared to 2022 driven by higher interest rates on our Term Loan Facility, a portion of which was refinanced with the CCOH 9.000% Senior Secured Notes in August 2023.
Interest expense, net, increased $11.6 million in 2022 compared to 2021 driven by higher interest on our Term Loan Facility. This was partially offset by lower interest rates as a result of refinancing the Clear Channel Worldwide Holdings 9.25% Senior Notes due 2024 (the “CCWH Senior Notes”) in the first half of 2021 and, to a lesser extent, repayment of the $130.0 million draw under our Revolving Credit Facility in the fourth quarter of 2021.
Gain (Loss) on Extinguishment of Debt
In 2023, we recognized a gain on extinguishment of debt of $3.8 million primarily related to the open market repurchase of $15.0 million principal amount of CCOH Senior Notes at a discount. We did not extinguish any debt during 2022. In 2021, we recognized losses on extinguishment of debt of $102.8 million related to the redemption of the CCWH Senior Notes.
Other Income (Expense), Net
Other income, net, of $6.4 million in 2023 and other expense, net, of $37.1 million and $1.6 million in 2022 and 2021, respectively, primarily resulted from net foreign exchange gains and losses recognized in connection with intercompany notes denominated in a currency other than the functional currency, driven by fluctuations in the value of the U.S. dollar against foreign currencies. During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, resulting in a large net foreign exchange loss in that year. The U.S. dollar has since trended weaker, resulting in a net foreign exchange gain in 2023. This was partially offset by expenses related to the CCOH 9.000% Senior Secured Notes issuance and Term Loan Facility prepayment in the third quarter of 2023.
Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations were 9.9%, 63.0% and 9.2% in 2023, 2022 and 2021, respectively. The benefit we received from reporting tax losses was partially offset by valuation allowances recorded against current period deferred tax assets resulting from losses and interest expense carryforwards due to uncertainty regarding our ability to realize those assets in future periods. In 2022, however, we received an additional tax benefit driven by a reduction in the valuation allowance related to the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes. For a full reconciliation of our effective tax rate to statutory rates and further explanation of our provision for taxes, please refer to Note 9 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
America Results of Operations

(In thousands)	Years Ended December 31,
	2023	2022	2021
Revenue	$1,100,846	$1,105,552	$1,013,290
Direct operating expenses(1)	437,861	412,302	376,898
SG&A expenses(1)	195,160	195,316	175,526
Segment Adjusted EBITDA	468,370	499,390	463,410
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue decreased $4.7 million, or 0.4%, during 2023 compared to 2022 mainly driven by weakness in the San Francisco/Bay Area market. Additionally, we saw a decrease in sales for the Media/Entertainment vertical driven by the Hollywood labor union strikes. These negative impacts were largely offset by higher revenue from various other markets and verticals. The net decrease in America revenue was driven by lower revenue from street furniture and transit displays, partially offset by higher revenue from billboards. As shown in the table below, digital revenue increased 2.0% from 2022.
America revenue increased $92.3 million, or 9.1%, during 2022 compared to 2021. During 2021, America revenue was still adversely affected by COVID-19. However, as our America segment recovered, we saw increases in revenue across all of our products, most notably billboards, and in almost all of our markets. More than half of the total increase was driven by digital revenue, which increased 15.2% from 2021.

The following table provides information about America digital revenue:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Digital revenue	$387,975	$380,222	$329,938
Percent of total segment revenue	35.2%	34.4%	32.6%
Revenue generated from national sales comprised 34.7%, 36.2% and 39.1% of America revenue for 2023, 2022, and 2021, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $25.6 million, or 6.2%, during 2023 compared to 2022 primarily due to higher site lease expense driven by lease renewals and amendments, including the renegotiation of a large existing site lease contract, and lower rent abatements.
America direct operating expenses increased $35.4 million, or 9.4%, during 2022 compared to 2021 primarily due to higher site lease expense driven by higher revenue, new contracts and lower rent abatements.
The following table provides information about America site lease expense and rent abatements:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Site lease expense	$348,229	$322,725	$291,769
Reductions of rent expense on lease and non-lease contracts from rent abatements	6,439	14,847	20,457
America SG&A Expenses
America SG&A expenses decreased $0.2 million, or 0.1%, during 2023 compared to 2022 driven by a property tax refund of $4.7 million resulting from a legal settlement. This was offset by higher employee compensation, marketing and information technology costs.
America SG&A expenses increased $19.8 million, or 11.3%, during 2022 compared to 2021 largely due to higher credit loss expense, driven by an increase in current year revenue and prior year credit loss reductions due to COVID-19 recovery, and higher employee compensation costs, driven by increased headcount and sales commissions.
Airports Results of Operations

(In thousands)	Years Ended December 31,
	2023	2022	2021
Revenue	311,605	$256,402	$160,330
Direct operating expenses(1)	208,442	163,638	98,548
SG&A expenses(1)	34,941	31,900	24,898
Segment Adjusted EBITDA	68,226	60,864	36,894
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased $55.2 million, or 21.5%, during 2023 compared to 2022 and $96.1 million, or 59.9%, during 2022 compared to 2021.
During 2021, Airports revenue was adversely affected by COVID-19 as U.S. airport traffic was still well below pre-pandemic levels. As the travel industry continued to recover, with U.S. airport traffic increasing in 2022 and returning to pre-pandemic levels in 2023, demand for airport advertising also increased.

Airports revenue has benefited from our continued investment in digital media infrastructure, most notably related to our advertising sponsorship contract with the Port Authority of New York and New Jersey. The following table provides information about Airports digital revenue:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Digital revenue	$186,528	$147,361	$86,014
Percent of total segment revenue	59.9%	57.5%	53.6%
Revenue generated from national sales comprised 58.8%, 53.7% and 42.9% of Airports revenue for 2023, 2022 and 2021, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $44.8 million, or 27.4%, during 2023 compared to 2022 and $65.1 million, or 66.0%, during 2022 compared to 2021 primarily due to higher site lease expense driven by higher revenue and, to a lesser extent, lower rent abatements.
The following table provides additional information about Airports site lease expense and rent abatements:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Site lease expense	$191,191	$145,227	$83,791
Reductions of rent expense on lease and non-lease contracts from rent abatements	18,454	32,092	49,762
Airports SG&A Expenses
Airports SG&A expenses increased $3.0 million, or 9.5%, during 2023 compared to 2022 and $7.0 million, or 28.1%, during 2022 compared to 2021 largely due to higher employee compensation costs driven by higher sales commissions and increased headcount.
Europe-North Results of Operations

(In thousands)	Years Ended December 31,
	2023	2022	2021
Revenue	$619,557	$566,119	$517,990
Direct operating expenses(1)	395,383	358,234	365,739
SG&A expenses(1)	111,802	104,553	102,891
Segment Adjusted EBITDA	114,303	103,654	53,981
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Europe-North Revenue
Europe-North revenue increased $53.4 million, or 9.4%, during 2023 compared to 2022. Excluding the $0.8 million impact of movements in foreign exchange rates, Europe-North revenue increased $52.6 million, or 9.3%. We saw increases in revenue across our products, most notably street furniture, and in most of the countries in which we operate, most notably the U.K. and Belgium, driven by increased demand, the deployment of additional digital displays and new contracts. A large portion of the total increase was driven by digital revenue, which increased 13.0% from 2022, or 12.3% excluding the impact of movements in foreign exchange rates, due in part to programmatic growth.
Europe-North revenue increased $48.1 million, or 9.3%, during 2022 compared to 2021. Excluding the $76.1 million impact of movements in foreign exchange rates, Europe-North revenue increased $124.2 million, or 24.0%. While 2021 revenues were still negatively impacted by COVID-19 in most countries, in 2022 we experienced incremental growth compared to 2019 (pre-COVID-19) revenue levels. We saw year-over-year increases in revenue across our products, most notably transit and street furniture, and in almost all of the countries in which we operate, with the largest increases in Sweden, the U.K. and Norway. A large portion of the total increase was driven by digital revenue, which increased 19.4% from 2021, or 35.0% excluding the impact of movements in foreign exchange rates.

The following table provides information about Europe-North digital revenue:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Digital revenue	$338,355	$299,464	$250,901
Percent of total segment revenue	54.6%	52.9%	48.4%
Digital revenue, excluding movements in foreign exchange rates(1):
2023 compared to 2022	336,280	299,464
2022 compared to 2021		338,631	250,901
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $37.1 million, or 10.4%, during 2023 compared to 2022. Excluding the $2.6 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $39.8 million, or 11.1%, most notably due to higher site lease expense driven by higher revenue. We also saw an increase in compensation expense driven by higher labor costs and increased sales activity.
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
The following table provides information about Europe-North site lease expense and rent abatements:

(In thousands)	Years Ended December 31,
	2023	2022	2021
Site lease expense	$234,176	$221,326	$210,152
Site lease expense, excluding movements in foreign exchange rates(1):
2023 compared to 2022	236,905	221,326
2022 compared to 2021		250,525	210,152
Reductions of rent expense on lease and non-lease contracts from rent abatements	980	1,974	5,728
(1)Amounts excluding movements in foreign exchange rates have been calculated by converting the latest period’s results in local currency to U.S. dollars using average monthly foreign exchange rates for the prior year.
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $7.2 million, or 6.9%, during 2023 compared to 2022. Excluding the $0.3 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $6.9 million, or 6.6%, largely driven by higher legal and facilities costs.
Europe-North SG&A expenses increased $1.7 million, or 1.6%, during 2022 compared to 2021. Excluding the $13.5 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $15.2 million, or 14.8%, largely due to higher employee compensation costs driven by improvements in operating performance.
Other Results of Operations

(In thousands)	Years Ended December 31,
	2023	2022	2021
Revenue	$95,132	$85,955	$77,148
Direct operating expenses(1)	51,000	47,805	45,849
SG&A expenses(1)	29,740	25,820	26,314
Segment Adjusted EBITDA	14,974	12,330	4,884
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.

Other Revenue
Other revenue increased $9.2 million, or 10.7%, during 2023 compared to 2022. Excluding the $5.5 million impact of movements in foreign exchange rates, Other revenue increased $3.7 million, or 4.3%, as higher advertising revenue was partially offset by the termination of a public bicycle rental program in Latin America.
Other revenue increased $8.8 million, or 11.4%, during 2022 compared to 2021. Excluding the $0.8 million impact of movements in foreign exchange rates, Other revenue increased $9.6 million, or 12.5%, driven by our continued recovery from COVID-19.
Revenue and the scale of the Company’s business in Singapore will be reduced in 2024 due to the loss of a contract, which terminated on December 31, 2023.
Other Direct Operating Expenses
Other direct operating expenses increased $3.2 million, or 6.7%, during 2023 compared to 2022. Excluding the $2.5 million impact of movements in foreign exchange rates, Other direct operating expenses increased $0.7 million, or 1.4%, as higher site lease expense was largely offset by lower expenses related to the termination of a public bicycle rental program in Latin America.
Other direct operating expenses increased $2.0 million, or 4.3%, during 2022 compared to 2021. Excluding the $0.9 million impact of movements in foreign exchange rates, Other direct operating expenses increased $2.8 million, or 6.2%, driven by higher site lease expense related to higher revenue.
Other SG&A Expenses
Other SG&A expenses increased $3.9 million, or 15.2%, during 2023 compared to 2022. Excluding the $1.6 million impact of movements in foreign exchange rates, Other SG&A expenses increased $2.3 million, or 9.0%, as higher employee compensation costs were partially offset by lower expenses related to the termination of a public bicycle rental program in Latin America.
Other SG&A expenses decreased $0.5 million, or 1.9%, during 2022 compared to 2021. Excluding the $0.2 million impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.3 million, or 1.1%.
Loss from Discontinued Operations
Loss from discontinued operations of $151.7 million during 2023 was driven by a loss on the sale of our former business in France of $212.0 million, partially offset by gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively. Loss from discontinued operations also reflects the net loss collectively generated during the year by operations in Spain and in Switzerland, Italy and France through their sale dates of March 31, 2023, May 31, 2023, and October 31, 2023, respectively, as well as income tax expense related to the sale of our former business in Switzerland.
Loss from discontinued operations of $47.1 million and $75.0 million during 2022 and 2021, respectively, reflects the net loss collectively generated by operations of our Europe-South segment during these respective years. The year-over-year decrease in net loss was primarily driven by the segment’s continued recovery from the adverse effects of COVID-19.
For additional details about the major classes of line items constituting loss from discontinued operations, please refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic transactions, including the outcome of the ongoing processes to sell the businesses in our Europe-North segment and in Latin America. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next six years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.

However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events that may result in weakness globally or in certain specific markets, higher interest rates, currency fluctuations, and geopolitical events such as the Russia-Ukraine war and the Israel-Hamas war. Please refer to Item 7A of this Annual Report on Form 10-K for additional details about our market risks. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider, and enter into discussions with our lenders and other parties related to, potential financing alternatives. In the future, we may need to obtain supplemental liquidity through additional financing from banks or other lenders; public offerings or private placements of debt, equity or equity-linked securities; strategic relationships or other arrangements; or from a combination of these sources. In addition, from time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or to refinance our indebtedness. However, there can be no assurance that financing alternatives or liquidity-generating or debt-refinancing transactions will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control. Even if financing alternatives are available, we may not find them suitable or at reasonable interest rates, and the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity as needed, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
We and our subsidiaries have repurchased, and in the future may repurchase from time to time as part of various financing and investment strategies, outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, could have a material impact on our liquidity or on our results of operations. Such repurchases could also result in changes in our leverage or other financial ratios, which could have a material impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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
In 2023, 2022 and 2021, we incurred site lease expense for our continuing operations of $809.0 million, $720.5 million and $615.3 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. In order to better align fixed site lease expense with the reductions in revenue we experienced due to COVID-19, we successfully renegotiated contracts with landlords and municipalities throughout our business. In 2023, 2022 and 2021, we reduced our site lease expense for continuing operations by rent abatements of $26.0 million, $51.3 million and $77.0 million, respectively. As our business has generally recovered from the effects of COVID-19, we expect rent abatements to continue to decline in future periods.
As of December 31, 2023, we had short-term future cash obligations related to site lease expense under non-cancelable operating leases and other non-cancelable contracts of $487.1 million (excluding obligations related to our business in Spain, which is discontinued operations) to be paid in the next 12 months. Please refer to Notes 7 and 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our total future cash obligations under these contracts, including schedules of future minimum payments.

Other
As previously disclosed, we engaged with the SEC and the DOJ regarding the resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media. In September 2023, without admitting or denying the underlying allegations, we reached a settlement with the SEC in which we agreed to pay a total of approximately $26.1 million to the SEC in a series of installments over the next year, of which approximately $13 million was paid in October 2023. We expect to make the remaining payments in the third quarter of 2024. Please refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for more information.
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
We made the following capital expenditures in 2023, 2022 and 2021:

(In thousands)	Years Ended December 31,
	2023	2022	2021
America(1)	$75,431	$79,529	$56,898
Airports(1)	20,050	25,298	11,600
Europe-North	29,284	34,025	36,914
Other	6,421	4,571	4,884
Corporate	13,600	12,245	12,348
Capital expenditures for continuing operations	144,786	155,668	122,644
Capital expenditures for discontinued operations	21,808	29,011	25,362
Total capital expenditures(2),(3)	$166,594	$184,679	$148,006
(1)In 2021, we reduced capital expenditures in our America and Airports segments given the adverse financial impacts and economic uncertainty resulting from COVID-19. As our business recovered and our operating performance improved, we increased our investment in these segments through capital expenditures and asset acquisitions.
(2)In addition to payments that occurred during the period for capital expenditures, we had $14.7 million, $20.3 million and $19.0 million of accrued capital expenditures related to continuing operations that remained unpaid as of December 31, 2023, 2022 and 2021 respectively, and $1.5 million, $5.8 million and $8.3 million of accrued capital expenditures related to discontinued operations that remained unpaid as of December 31, 2023, 2022 and 2021, respectively.
(3)Excludes asset acquisitions.
During 2023, 2022 and 2021, we completed certain acquisitions of out-of-home advertising assets for total cash consideration of $12.1 million, $62.0 million and $18.5 million, respectively. These asset acquisitions included billboard structures, land, permits and permanent easements.
As of December 31, 2023, we had short-term future capital expenditure commitments of $51.4 million to be paid in the next 12 months related to certain transit and street furniture contracts that require minimum purchases of property, plant and equipment, as well as certain contracts that contain penalties for not fulfilling our commitments related to our obligations to build bus stops, kiosks and other public amenities or advertising structures. Please refer to Note 8 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our total future capital expenditure commitments, including a schedule of future minimum payments.
Debt Service Obligations
A substantial amount of our cash requirements is for debt service obligations. In 2023, 2022 and 2021, we paid interest of $404.4 million, $341.4 million and $387.6 million, respectively, with the increase driven by higher interest rates on our Term Loan Facility. In 2022, the adverse impact of rising interest rates was offset by the benefit realized from refinancing the CCWH 9.25% Senior Notes with the CCOH 7.75% and 7.5% Senior Notes in 2021.
We anticipate having cash interest payment obligations of approximately $448 million in 2024 and $408 million in 2025, assuming that we do not refinance or incur additional debt. The expected increase in cash interest payments in 2024 is largely due to differences in the timing of interest payments between the newly-issued CCOH 9.000% Senior Secured Notes and the refinanced portion of the Term Loan.

In accordance with the terms of the Senior Secured Credit Agreement, we were historically required to make principal payments on the Term Loan Facility of $5.0 million quarterly and, accordingly, made $10.0 million of such principal payments during the first half of 2023 and $20.0 million of such principal payments during each of 2022 and 2021. However, the remaining quarterly payment obligations under the Senior Secured Credit Agreement were satisfied by a prepayment that we made on the Term Loan Facility in August 2023, as described in the below “Debt Activity” section of this MD&A. As such, the remaining principal outstanding on the Term Loan is due at maturity in 2026.
Our next debt maturity is in August 2025 when the CCIBV Senior Secured Notes become due. Please refer to Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for additional details on our outstanding long-term debt, including a schedule of future maturities.
Sources of Capital and Liquidity
Cash On Hand
As of December 31, 2023, we had $251.7 million of cash on our balance sheet, including $84.3 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our business in Spain, which is discontinued operations). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the indenture governing the CCIBV Senior Secured Notes. In accordance with these restrictions, cash proceeds from the sale of our former business in Switzerland is being reinvested in our European businesses or otherwise used in the manner set forth in the indenture. We could presently repatriate other excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
Net cash provided by operating activities primarily results from cash collected from customers for our out-of-home advertising services, offset by cash payments made for site leases; production, installation and maintenance costs; employee compensation; marketing, facility and information technology costs; interest on our debt; taxes; and other general corporate expenditures.
In 2023, net cash provided by operating activities was $31.3 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders, but to a much lesser extent than in the prior year primarily driven by higher cash paid for interest and higher payments for site lease and other direct operating expenses. Additionally, we paid approximately $13 million to the SEC in 2023 related to the resolution of the Clear Media matter, as previously described.
In 2022, net cash provided by operating activities was $140.0 million. The return to positive operating cash flows was driven by strong cash collections from customers due to improvements in revenue and our continued recovery from COVID-19, which more than offset increased cash payments driven by higher site lease, employee compensation and other costs. Additionally, cash paid for interest was lower than interest paid in 2021 primarily due to the refinancing of the CCWH Senior Notes, as previously described.
In 2021, net cash used for operating activities was $133.5 million as cash paid for interest in this period exceeded other net cash inflows from operations, which were still negatively impacted by COVID-19. While cash collections from customers exceeded cash payments to vendors, lessors and our employees, collections earlier in the period lagged primarily due to COVID-19’s impact on fourth quarter 2020 and first quarter 2021 sales. Additionally, cash payments during the period included the payment of site lease costs that were deferred from 2020 in response to COVID-19.
Dispositions
In 2023, we received net cash proceeds from the disposition of businesses and assets of $59.8 million. This includes $84.9 million and $4.3 million of proceeds, net of direct costs to transact the sales and cash sold, from the sales of our former businesses in Switzerland and Italy, respectively, partially offset by $43.0 million of net cash delivered to the buyer and payment of direct costs to transact the sale of our former business in France. The remaining cash proceeds relate to the disposition of assets.
In 2022, we received cash proceeds from the disposition of assets of $27.1 million, including compensation received from local governments for the condemnation and removal of billboards in certain markets in our America segment. In 2021, cash proceeds from the disposition of assets were $13.2 million.

We expect to receive cash proceeds of approximately $64.3 million from the sale of our business in Spain, which is expected to close in 2024 upon satisfaction of regulatory approval and other customary closing conditions. We have entered into a hedge arrangement to mitigate exchange-rate risk related to these anticipated proceeds. We intend to use the net proceeds from the sale, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings. In 2021, we repaid the $130.0 million balance that was outstanding under the Revolving Credit Facility, which we drew in 2020 to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19. We did not make any draws under either credit facility in 2023, 2022 or 2021. In June 2023, we amended the Senior Secured Credit Agreement and Receivables-Based Credit Agreement to, among other things, extend the maturity date of substantially all commitments under these credit facilities to August 23, 2026 in the amounts set forth below.
These amendments also resulted in changes to the borrowing limit for each of these facilities, as reflected in the table below, which presents our borrowings and excess availability under these credit facilities as of December 31, 2023. We may request incremental credit commitments under each facility at any time, subject to customary conditions; however, the lenders under such facilities do not have an obligation to provide incremental commitments.

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$150.0	$175.0	$325.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	47.6	90.7
Excess availability(3)	$106.8	$127.4	$234.3
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
(2)Letters of credit outstanding under the Revolving Credit Facility at December 31, 2023 include a $20.2 million letter of credit related to our former business in France. In connection with the sale of this business, and pursuant to the related share purchase agreement, our former French business and/or Equinox will either replace or procure a counter-guarantee of our payment obligation under the letter of credit. Letters of credit outstanding under the Receivables-Based Credit Facility at December 31, 2023 include a $6.5 million letter of credit related to our business in Spain.
(3)Due to rounding, the total may not equal the sum of the columns or the difference of the line items in the table above.
Please refer to Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for more details on each of these credit facilities.
Debt Activity
In August 2023, we issued $750.0 million aggregate principal amount of CCOH 9.000% Senior Secured Notes, which mature in September 2028, and used a portion of the net proceeds to prepay $665.0 million of outstanding principal on the Term Loan Facility, which we repurchased at a 1% discount. We paid debt issuance costs of $12.3 million related to these transactions, and the first interest payment on the CCOH 9.000% Senior Secured Notes will be made in March 2024.
In September 2023, we repurchased in the open market $5.0 million principal amount of the CCOH 7.750% Senior Notes and $10.0 million principal amount of the CCOH 7.500% Senior Notes for a total cash payment of $11.8 million, excluding accrued interest. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
We did not enter into any significant debt transactions during 2022. For a summary of our debt activity during 2021, refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Debt Covenants
Our debt agreements contain certain debt covenants, as described in Note 6 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K. As of December 31, 2023, we were in compliance with all of the covenants contained in our debt agreements. Further information regarding our compliance with the springing financial covenant required by the Senior Secured Credit Agreement is provided below.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien net leverage ratio of less than 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.54 to 1.00 as of December 31, 2023. First lien debt and EBITDA, which both exclude discontinued operations, are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of December 31, 2023:

(In millions)	December 31, 2023
Term Loan Facility	$1,260.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Finance leases	4.2
Less: Cash and cash equivalents	(251.7)
First lien debt(1)	$3,012.6
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $544.0 million is calculated as operating income from continuing operations before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items.

    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended December 31, 2023:

Four Quarters Ended
(In millions)	December 31, 2023
EBITDA (as defined by the Senior Secured Credit Agreement)	$544.0
Depreciation and amortization, impairment charges and share-based compensation	(262.2)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges(1)	(22.8)
Other items(2)	(22.2)
Operating income from continuing operations(3)	236.9
Interest expense, net; gain on extinguishment of debt; other income, net; and income tax benefit attributable to continuing operations	(394.0)
Loss from discontinued operations	(151.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(4)	667.8
Changes in operating assets and liabilities	(327.8)
Net cash provided by operating activities(3)	$31.3
(1)Includes expense of $19.0 million for resolution of the investigation of our former indirect, non-wholly owned subsidiary, Clear Media.
(2)Primarily comprised of interest income and costs related to strategic transactions and reviews.
(3)Due to rounding, the total may not equal the sum of the line items in the table above.
(4)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; gain on extinguishment of debt; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; loss on disposition of businesses and/or operating assets, net; foreign exchange transaction gain; and other reconciling items.
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
Long-lived Assets
We estimate the useful lives for our long-lived assets, including structures, other property, plant and equipment, permits and other finite-lived intangible assets, based on our historical experience and our plans regarding how we intend to use those assets. For example, advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives; the useful lives of permits are dependent upon the market; and transit, street furniture and other contractual rights are amortized over their estimated useful lives or appropriate contractual periods, whichever is shorter. We periodically re-evaluate the estimated useful lives of our long-lived assets for continued reasonableness based on current events and circumstances. When we determine that a long-lived asset will be disposed of prior to the end of its useful life, we estimate the revised useful life and depreciate the remaining net book value of the asset over the revised period.

We review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Our impairment calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. When specific assets are determined to be unrecoverable, we reduce the cost basis of the asset to reflect the current fair market value. We use various assumptions in determining the current fair market value of long-lived assets that are determined to be unrecoverable, including future expected cash flows, industry growth rates, discount rates and future salvage values. We did not recognize any impairments on our long-lived assets in 2023, 2022 or 2021. However, if actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We perform an impairment test on goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. The discounted cash flow approach that we use for valuing goodwill as part of our impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Our annual impairment test as of July 1, 2023 did not result in any impairment. In determining the fair value of our reporting units, we used the following assumptions:
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
(1)Changes to our assumptions by these amounts would not have resulted in goodwill impairment as the fair value of each reporting unit would still be greater than its carrying value.
There were no indicators of impairment as of December 31, 2023. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, the assumptions are not necessarily indicative of future results, and it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.
Leases
The most significant estimate used by Company management in accounting for leases is the incremental borrowing rate (“IBR”), which we use to determine the present value of lease payments at the commencement of a lease. An increase in the IBR would decrease the net present value of the minimum lease payments and, therefore, reduce the probability that a lease would be considered a finance lease.

In our U.S. business, we calculate the IBR monthly based on the existing yield of our most recently issued secured debt, currently the CCOH 9.000% Senior Secured Notes, which is extrapolated over a 30-year time horizon using a composite credit rating yield curve. Internationally, we apply a portfolio approach using interest rate parity theory, in which we further adjust the IBR of our U.S. business to arrive at country-specific IBRs based on the expected appreciation or depreciation of each country’s local currency compared to the U.S. Dollar.
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
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 2 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and inflation, which are generally interrelated. In 2022, we saw significant volatility in foreign currency exchange rates, as well as high interest rates and inflation, which adversely impacted our results. While foreign currency exchange rates, interest rates and inflation were less volatile or lower in 2023, future fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results.
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and, as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. As we have sold certain of our international businesses, our exposure to foreign currency exchange rate risk has been reduced.
During 2022, the U.S. dollar significantly strengthened against the Euro and British pound sterling, among other European currencies, resulting in an adverse impact on our reported results. The U.S. dollar has since trended weaker, and during 2023, fluctuations in foreign currency exchange rates positively impacted reported Segment Adjusted EBITDA for our Europe-North segment by $3.2 million.
In 2023, our Europe-North segment reported Segment Adjusted EBITDA of $114.3 million. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Europe-North Segment Adjusted EBITDA by $11.4 million, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Europe-North Segment Adjusted EBITDA by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or foreign countries or on the results of operations of the foreign entities comprising our Europe-North segment.
Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. For more information, please refer to the risk factor entitled, “We are exposed to foreign currency exchange risks because a portion of our revenue and cash flows are received in foreign currencies and translated to U.S. dollars for reporting purposes” in Item 1A of this Annual Report on Form 10-K.
In May 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Spain, which is expected to close in 2024.
Interest Rate Risk
Our financial results are affected by changes in interest rates as our Term Loan Facility, Revolving Credit Facility and Receivables-Based Credit Facility bear interest at variable rates. As of December 31, 2023, variable debt accounted for approximately 22% of our aggregate principal amount of long-term debt, a decrease from the prior year as we refinanced $665.0 million of outstanding principal on the Term Loan Facility in August 2023 using net proceeds from the issuance of the CCOH 9.000% Senior Secured Notes.
In response to high levels of inflation, the U.S. Federal Reserve raised interest rates significantly in 2022 and continued to raise rates in 2023, resulting in an increase in our weighted average cost of debt from 7.1% at December 31, 2022 to 7.5% at December 31, 2023. Central banks may reduce interest rates in the coming year if inflation continues to decline, but this is uncertain.
Assuming the current level of borrowings and a 100 basis point increase in SOFR, it is estimated that our interest expense for 2023 would have increased by $12.8 million. If further increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. In 2022, there was a worldwide surge in inflation. While inflation rates slowed in 2023, global inflation remains high and has affected our results, particularly in our Europe businesses due to higher costs primarily for labor and rent. Although the exact impact of inflation on our margins and earnings is indeterminable, we believe we have partially offset higher costs by increasing the effective advertising rates for most of our out-of-home displays.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Valuation of Goodwill — Europe-North Reporting Unit

Description of the Matter
As described in Note 11 to the consolidated financial statements, at December 31, 2023, the Company’s goodwill balance associated with the Europe-North reporting unit was $148.7 million. Management conducts impairment tests for goodwill annually, or more frequently, if events or circumstances indicate the carrying value of goodwill may be impaired. The Company performed their annual impairment test as of July 1, 2023 on goodwill which resulted in no impairment charges being recorded for the Europe-North reporting unit.

Auditing management’s impairment tests for goodwill was complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the Europe-North reporting unit. For the Europe-North reporting unit goodwill, the fair value estimate in the discounted cash flow model of the reporting unit is sensitive to significant assumptions such as changes in projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the discount rate. These assumptions are sensitive to and affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions and methodologies used in the calculation of the fair value of the Europe-North reporting unit, as well as the Company’s review of the completeness and accuracy of the data used in the Company’s analysis.

To test the estimated fair value of the Company’s Europe-North reporting unit, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, the methods and significant assumptions used by management, and the completeness and accuracy of the underlying data supporting the Company’s analysis. We compared the projected cash flows to the Company’s historical performance and other available market forecast information, including third-party industry projections for the advertising industry. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Europe-North reporting unit that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
San Antonio, Texas
February 26, 2024

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$251,652	$282,232
Accounts receivable, net	499,811	453,683
Prepaid expenses	49,398	44,989
Other current assets	25,227	17,482
Current assets of discontinued operations	131,313	322,530
Total Current Assets	957,401	1,120,916
PROPERTY, PLANT AND EQUIPMENT
Structures, net	467,261	468,935
Other property, plant and equipment, net	199,083	203,178
INTANGIBLE ASSETS AND GOODWILL
Permits, net	665,687	723,061
Other intangible assets, net	239,187	250,946
Goodwill	656,563	650,643
OTHER ASSETS
Operating lease right-of-use assets	1,491,302	1,404,269
Other assets	45,991	48,449
Other assets of discontinued operations	—	215,614
Total Assets	$4,722,475	$5,086,011
CURRENT LIABILITIES
Accounts payable	$63,587	$73,429
Accrued expenses	385,620	330,750
Current operating lease liabilities	216,578	211,952
Accrued interest	97,671	80,133
Deferred revenue	50,882	47,930
Current portion of long-term debt	612	21,203
Current liabilities of discontinued operations	68,778	356,143
Total Current Liabilities	883,728	1,121,540
NON-CURRENT LIABILITIES
Long-term debt	5,631,291	5,540,698
Non-current operating lease liabilities	1,326,143	1,237,530
Deferred tax liabilities, net	231,481	236,210
Other liabilities	100,575	93,328
Other liabilities of discontinued operations	—	119,511
Total Liabilities	8,173,218	8,348,817

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	12,298	12,864
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (494,061,048 and 483,639,206 shares issued as of December 31, 2023 and 2022, respectively)	4,941	4,836
Additional paid-in capital	3,563,807	3,543,424
Accumulated deficit	(6,780,875)	(6,469,953)
Accumulated other comprehensive loss	(227,344)	(335,189)
Treasury stock (11,003,897 and 7,325,251 shares held as of December 31, 2023 and 2022, respectively)	(23,570)	(18,788)
Total Stockholders’ Deficit	(3,450,743)	(3,262,806)
Total Liabilities and Stockholders’ Deficit	$4,722,475	$5,086,011
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
Revenue	$2,127,140	$2,014,028	$1,768,758
Operating expenses:
Direct operating expenses(1)	1,092,686	981,979	887,034
Selling, general and administrative expenses(1)	371,643	357,589	329,629
Corporate expenses(1)	172,324	161,852	158,241
Depreciation and amortization	241,828	217,835	213,098
Impairment charges	—	22,676	118,950
Other operating expense, net	11,769	2,133	3,014
Operating income	236,890	269,964	58,792
Interest expense, net	(421,434)	(360,599)	(348,995)
Gain (loss) on extinguishment of debt	3,817	—	(102,757)
Other income (expense), net	6,403	(37,060)	(1,642)
Loss from continuing operations before income taxes	(174,324)	(127,695)	(394,602)
Income tax benefit attributable to continuing operations	17,217	80,392	36,458
Loss from continuing operations	(157,107)	(47,303)	(358,144)
Loss from discontinued operations	(151,709)	(47,085)	(74,976)
Consolidated net loss	(308,816)	(94,388)	(433,120)
Less: Net income attributable to noncontrolling interests	2,106	2,216	695
Net loss attributable to the Company	$(310,922)	$(96,604)	$(433,815)

Net loss attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.33)	$(0.10)	$(0.77)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.32)	(0.10)	(0.16)
Net loss attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.65)	$(0.20)	$(0.93)
(1)Excludes depreciation and amortization
(2)Due to rounding, the total may not equal the sum of the line items in the table above.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	Year Ended December 31,
	2023	2022	2021
Net loss attributable to the Company	$(310,922)	$(96,604)	$(433,815)
Other comprehensive income:
Foreign currency translation adjustments	7,991	17,799	(18,031)
Reclassification adjustments	(4,064)	(5,193)	(11,292)
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	111,798	—	—
Other adjustments to comprehensive income, net of tax	(7,875)	3,139	36,876
Other comprehensive income	107,850	15,745	7,553
Comprehensive loss	(203,072)	(80,859)	(426,262)
Less amount attributable to noncontrolling interests	5	(16)	(17)
Comprehensive loss attributable to the Company	$(203,077)	$(80,843)	$(426,245)
(1)Included in “Loss from discontinued operations” on Consolidated Statements of Loss

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)
		Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2020	468,703,164	$10,855	$4,687	$3,502,991	$(5,939,534)	$(358,520)	$(3,081)	$(2,782,602)
Net income (loss)		695	—	—	(433,815)	—	—	(433,120)
Release of stock awards and exercise of stock options	5,777,698	—	58	(22)	—	—	(4,762)	(4,726)
Share-based compensation		—	—	19,398	—	—	—	19,398
Payments to noncontrolling interests, net		(473)	—	—	—	—	—	(473)
Other comprehensive income (loss)		(17)	—	—	—	7,570	—	7,553
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		2,216	—	—	(96,604)	—	—	(94,388)
Release of stock awards and exercise of stock options	9,158,344	—	91	(91)	—	—	(10,945)	(10,945)
Share-based compensation		—	—	21,148	—	—	—	21,148
Payments to noncontrolling interests, net		(396)	—	—	—	—	—	(396)
Other comprehensive income (loss)		(16)	—	—	—	15,761	—	15,745
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		2,106	—	—	(310,922)	—	—	(308,816)
Release of stock awards and exercise of stock options	10,421,842	—	105	(105)	—	—	(4,782)	(4,782)
Share-based compensation		—	—	20,488	—	—	—	20,488
Payments to noncontrolling interests, net		(2,677)	—	—	—	—	—	(2,677)
Other comprehensive income (loss)		5	—	—	—	(3,953)	—	(3,948)
Disposition of businesses		—	—	—	—	111,798	—	111,798
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Consolidated net loss	$(308,816)	$(94,388)	$(433,120)
Reconciling items:
Depreciation, amortization and impairment charges	258,344	293,355	372,105
Non-cash operating lease expense	299,339	334,827	361,672
(Gain) loss on extinguishment of debt	(3,817)	—	102,757
Deferred taxes	(12,243)	(81,840)	(31,582)
Share-based compensation	20,488	21,148	19,398
Amortization of deferred financing charges and note discounts	11,666	11,236	11,538
Credit loss expense (reversal)	4,096	6,479	(2,727)
Loss (gain) on disposition of businesses and/or operating assets, net	100,043	(12,035)	(1,722)
Foreign exchange transaction (gain) loss	(12,372)	39,141	3,981
Other reconciling items, net	2,305	(2,143)	1,389
Changes in operating assets and liabilities, net of effects of dispositions:
Increase in accounts receivable	(35,757)	(20,532)	(177,069)
Increase in prepaid expenses and other operating assets	(17,986)	(15,294)	(8,839)
Increase in accounts payable and accrued expenses	6,819	638	94,689
Decrease in operating lease liabilities	(306,970)	(349,204)	(389,335)
Increase (decrease) in accrued interest	17,896	14,005	(48,032)
Increase (decrease) in deferred revenue	5,449	(2,780)	1,162
Increase (decrease) in other operating liabilities	2,770	(2,621)	(9,760)
Net cash provided by (used for) operating activities	31,254	139,992	(133,495)
Cash flows from investing activities:
Capital expenditures	(166,594)	(184,679)	(148,006)
Asset acquisitions	(12,140)	(61,984)	(18,523)
Proceeds from disposition of businesses and/or assets, net of direct costs to sell and cash sold	59,848	27,082	13,208
Other investing activities, net	(687)	(2,115)	618
Net cash used for investing activities	(119,573)	(221,696)	(152,703)
Cash flows from financing activities:
Payments on credit facilities	—	—	(130,000)
Proceeds from long-term debt	750,000	—	2,085,570
Payments on long-term debt	(683,544)	(21,377)	(2,011,042)
Debt issuance and modification costs	(13,359)	—	(24,438)
Taxes paid related to net share settlement of equity awards	(4,782)	(10,945)	(4,762)
Other financing activities, net	(2,677)	(396)	(565)
Net cash provided by (used for) financing activities	45,638	(32,718)	(85,237)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,540	(6,867)	(3,655)
Net decrease in cash, cash equivalents and restricted cash	(38,141)	(121,289)	(375,090)
Cash, cash equivalents and restricted cash at beginning of year	298,682	419,971	795,061
Cash, cash equivalents and restricted cash at end of year	$260,541	$298,682	$419,971
Supplemental Disclosures:
Cash paid for interest	$404,398	$341,444	$387,582
Cash paid for income taxes, net of refunds	$10,346	$4,956	$4,770

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS
Clear Channel Outdoor Holdings, Inc. (“CCOH”) is a publicly traded company that sells out-of-home advertising on billboards, street furniture, airport advertising displays and other displays that it owns or operates in key markets worldwide. The Company’s shares of common stock trade on the New York Stock Exchange under the symbol “CCO.” All references in these financial statements to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The Company has four reportable segments: America, which consists of operations in the United States (“U.S.”) excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (“U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain and, prior to their sales on March 31, 2023, May 31, 2023 and October 31, 2023, respectively, Switzerland, Italy and France. The Company’s remaining operations in Latin America and Singapore, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as “Other.” Refer to Note 4 for additional details on the Company’s segments.
During 2023, the Company’s plan to sell the businesses comprising its Europe-South segment met the criteria to be reported as discontinued operations. In accordance with U.S. generally accepted accounting principles (“GAAP”), assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Refer to Note 3 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Preparation of Financial Statements
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its subsidiaries, as well as entities in which the Company has a controlling financial interest or for which the Company is the primary beneficiary. The Company reports noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. Intercompany transactions have been eliminated in consolidation.
Foreign Currency
Results of operations for foreign subsidiaries are translated into U.S. dollars using average exchange rates, and the assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded within “Accumulated other comprehensive loss” within Stockholders’ Deficit on the Company’s Consolidated Balance Sheets, and foreign currency transaction gains and losses are recorded within “Other income (expense), net” on the Company’s Consolidated Statements of Loss.
Use of Estimates
The Company’s consolidated financial statements presented herein were prepared in accordance with GAAP and reflect estimates and assumptions made by management that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions affect, among other things, the Company’s goodwill and long-lived assets, operating lease right-of-use assets and operating lease liabilities, assessment of the annual effective tax rate, valuation of deferred income taxes and income tax contingencies, defined-benefit plan obligations, the allowance for credit losses, assessment of lease and non-lease contract expenses, measurement of compensation cost for bonus and other compensation plans, and litigation accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by ASC Paragraph 205-20-45-1B are met. As described in Note 1, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented.
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
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, the Company applies historical write-off rates, net of recoveries, to outstanding accounts receivable balances by aging bucket to determine the expected credit loss.
The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for improvements and betterments are capitalized.
Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:
Structures — 3 to 20 years
Furniture and other equipment — 2 to 20 years
Buildings and improvements — 10 to 39 years
Leasehold improvements — shorter of economic life or lease term assuming renewal periods, if appropriate
The Company tests for possible impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When a specific asset is determined to be unrecoverable, its cost basis is reduced to reflect the current fair market value.
Refer to Note 10 for additional disclosures about the Company's property, plant and equipment.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Permits
The Company’s America segment has permits that are granted for the right to operate and maintain an advertising structure at a specified location as long as the structure is in compliance with the laws and regulations of the jurisdiction. The Company’s permits relate to land use approvals for billboards located on land the Company owns, leases, manages, or for which it has acquired permanent easements. Permits are typically subject to annual renewals by the state and/or local government and are typically transferable or renewable for a minimal or no fee. However, if a structure is modified for any reason (for example, change in height or conversion of an advertising display from printed media to digital media), the state and/or local government may require a revised, additional or new permit for the modification. In such cases, the Company typically surrenders the existing permit concurrently with the approval of the requested modification.
Historical Treatment as Indefinite-Lived Assets
Historically, these permits primarily related to static assets and were accounted for as indefinite-lived intangible assets. As such, they were not subject to amortization but were tested for impairment at least annually, as of July 1 of each year, or whenever events or changes in circumstances indicated that it was more likely than not that the carrying amount of the asset exceeded its fair value. The impairment test consisted of a comparison of the fair value of the intangible assets at the market level with their carrying amounts. If the carrying amount exceeded the fair value, an impairment loss was recognized equal to that excess, and the adjusted carrying amount of the indefinite-lived asset became its new accounting basis.
In accordance with ASC Section 805-20-S99, the fair values of the indefinite-lived assets were determined using the direct valuation method, which assumes that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops these assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value, and initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. In its application of the direct valuation method, the Company forecasted revenue, expenses and cash flows over a ten-year period for each of its markets and also calculated a “normalized” residual year, which represented the perpetual cash flows of each market. The residual year cash flow was then capitalized to arrive at the terminal value of the permits in each market.
The key assumptions used by the Company in its direct valuation of indefinite-lived permits were market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data was populated using industry-normalized information representing an average billboard permit within a market, and the Company engaged a third-party valuation firm to assist with the development of its assumptions used to determine the fair value of the permits.
Change in Accounting Estimate
During the fourth quarter of 2022, the Company concluded that due to changes in facts and circumstances, these permits should no longer have an indefinite useful life and should start being amortized. Specifically, as the Company has accelerated the digitization of its network of billboard assets as a key component of its business strategy, the estimated useful lives of the original permits (applicable to the static assets) are no longer indefinite.
As such, beginning in the fourth quarter of 2022, the Company began to amortize its permits on a straight-line basis over their estimated useful lives, which range from 8 to 17 years depending upon the market. This change in accounting estimate resulted in amortization expense of $16.1 million during the fourth quarter of 2022 and $64.4 million during the year ended December 31, 2023, resulting in reductions of the same amounts to consolidated net loss and reductions of $0.03 and $0.13 in each of these periods, respectively, to net loss per share of common stock. The Company expects a similar impact in future periods, assuming no material permit acquisitions or dispositions.
In accordance with ASC Paragraph 350-30-35-17, the Company tested its permits for impairment immediately prior to the change in useful life. Subsequent to the change in useful life, the Company tests for possible impairment of permits whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When a specific asset is determined to be unrecoverable, its cost basis is reduced to reflect the current fair market value.
Refer to Note 11 for additional disclosures about the Company’s permits.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets
Other intangible assets primarily include transit, street furniture and other outdoor contractual rights; permanent easements; and trademarks.
•The Company’s transit, street furniture and other contractual rights are finite-lived intangible assets that are recorded at cost and amortized over the shorter of the life of the related agreement or over the period of time the asset is expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to these finite-lived intangible assets.
•Permanent easements are indefinite-lived intangible assets that include certain rights to use real property not owned by the Company and are tested for impairment at least annually, as of July 1.
•The Company’s trademarks were received as part of the Company’s separation from iHeartCommunications, Inc. on May 1, 2019 and have a useful life of ten years.
In addition to the annual impairment test performed for permanent easements, the Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. When a specific asset is determined to be unrecoverable, its cost basis is reduced to reflect the current fair market value.
Refer to Note 11 for additional disclosures about the Company's other intangible assets.
Asset Acquisitions
The Company accounts for transactions that meet the definition of an asset group purchase as asset acquisitions. The Company allocates the acquisition purchase price to the assets acquired based on their estimated relative fair values, which is typically determined by using either discounted cash flow valuation methods or estimates of replacement costs. Refer to Notes 10 and 11 for additional disclosures about the Company’s asset acquisitions.
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
Historically, the Company had two reportable segments: Americas, which consisted of operations primarily in the U.S., and Europe, which consisted of operations in Europe and Singapore, as well as a Latin America operating segment that did not meet the quantitative thresholds to qualify as a reportable segment. During this time, each of the Company’s advertising markets was considered a component of the Company. For purposes of the goodwill test, the U.S. advertising markets within the Company’s historical Americas segment were aggregated into a single reporting unit, Americas; the countries within the Company’s historical Europe segment were aggregated into a single reporting unit, Europe; and the countries within the Company’s historical Latin America operating segment were aggregated into a single reporting unit, Latin America.
During the fourth quarter of 2022, the Company changed segments to reflect changes in the way the business is managed and resources are allocated by the Company’s chief operating decision maker (“CODM”). Effective December 31, 2022, the Company has four reportable segments: America, Airports, Europe-North and Europe-South, as well as operations in Latin America and Singapore, as described in Note 1. In conjunction with this change to reportable segments, the Company revised its reporting units to be as follows: America, Airports, Europe-North, Europe-South, Latin America and Singapore.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with ASC Paragraph 350-20-35-45, the Company applied the relative fair value approach to allocate its existing goodwill to these new reporting units as of December 31, 2022. Based on the fair value of each new reporting unit, which the Company determined with assistance from a valuation specialist, goodwill previously allocated to the historical Americas reporting unit was allocated to the new America and Airports reporting units, and goodwill previously allocated to the historical Europe reporting unit was allocated to the new Europe-North and Europe-South reporting units. The Company’s Latin America reporting unit was not impacted by the reorganization and did not have any remaining goodwill. The Company tested its goodwill for impairment immediately before and after the segment change and reallocation.
Refer to Note 11 for additional disclosures about the Company's goodwill.
Leased Assets
The Company enters into contracts to use land, buildings and office space, structures, and equipment such as automobiles and copiers, as well as contracts that enable the Company to display advertising on buses, bus shelters, trains and other private or municipal assets. Additionally, most of the Company’s advertising structures are located on leased land.
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
Certain of the Company’s operating lease agreements include rental payments that are based on a percentage of revenue, and others include rental payments that are adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease based on their relative standalone selling prices. The Company is commonly assessed Value-Added Tax (“VAT”) on its international contracts, which is treated as a non-lease component.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rent Abatements
In response to COVID-19, the Company renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue and also received COVID-19-related rent assistance from certain government entities. Where applicable, the Company has applied the April 2020 supplemental Financial Accounting Standards Board (“FASB”) staff guidance regarding accounting for rent concessions resulting from COVID-19. The Company recognized reductions of fixed rent payments on lease and non-lease contracts due to rent abatements for its continuing operations of $26.0 million, $51.3 million and $77.0 million during 2023, 2022 and 2021, respectively, which was partially offset by variable rent expense. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
Asset Retirement Obligations
ASC Subtopic 410-20 requires the Company to estimate its obligation to dismantle and remove its advertising structures from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract. The Company’s asset retirement obligation is reported in “Other liabilities” on the Company’s Consolidated Balance Sheets.
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
Revenue Recognition
The Company generates revenue primarily from the sale of advertising on printed and digital out-of-home advertising displays, which may be sold as individual units or as a network package. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Revenue contracts in our America and Airports segments are generally cancelable after a specified notice period, and revenue contracts in our international businesses are generally non-cancelable or require the customer to pay a fee to terminate the contract.
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
Revenue from Contracts with Customers
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue from the sale of advertising is generally recognized ratably over the term of the contract. The Company also generates revenue from production and creative services, which are distinct from the advertising display services, and related revenue is recognized at the point in time the Company installs the advertising copy at the display site.

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
Share-Based Compensation
Under the fair value recognition provisions of ASC Subtopic 718-10, share-based compensation cost, which is included in “Corporate expenses” on the Company’s Consolidated Statements of Loss, is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the requisite service period. For awards that vest based on performance conditions, this cost is recognized over the requisite service period if it is probable that the performance conditions will be satisfied. For awards that vest based on market conditions, this cost is recognized over the requisite service period regardless of whether the market condition is met. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. Refer to Note 13 for additional disclosures about the Company’s share-based compensation cost.
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which in most jurisdictions resulted in tax basis amounts greater than the financial reporting basis at December 31, 2023.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government Assistance
The Company received COVID-19-related rent assistance from certain government entities. In 2023 and 2022, government assistance for COVID-19 relief comprised $11.6 million and $15.3 million, respectively, of the total rent abatements recognized for continuing operations. This assistance was primarily provided to our U.S. airports, but $1.0 million and $2.0 million of the assistance received in 2023 and 2022, respectively, was provided by a government entity in Europe. This rent assistance has been recorded as reductions in site lease costs within direct operating expenses.
In 2022, the Company also received $3.9 million of property tax reliefs from the U.K. government, which were recorded as a reduction in direct operating expenses. In 2021, the Company received European governmental support and wage subsidies in response to COVID-19 of $1.0 million for its continuing operations, which were recorded as reductions in compensation costs within selling, general and administrative expenses.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items that impact each reported measure of segment profit or loss. These disclosure requirements will be effective for the Company for annual periods beginning in 2024 and for interim periods beginning in 2025 and will be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and disaggregated information about income taxes paid, pre-tax income and income taxes. These disclosure requirements will be effective for the Company for annual periods beginning in 2025 and may be applied on a prospective or retrospective basis. Early adoption is permitted.
NOTE 3 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Strategic Review and Dispositions
In 2023, the Company sold, or entered into an agreement to sell, its businesses in Switzerland, Spain, Italy and France, which comprised the Company’s entire Europe-South segment, as follows:
•On March 31, 2023, the Company sold its former business in Switzerland to Goldbach Group AG for cash proceeds of $84.9 million, net of direct costs to transact the sale and cash sold, and recognized a gain on sale of $96.4 million.
•On May 30, 2023, the Company entered into an agreement with a subsidiary of JCDecaux SE, among other related parties, to sell the Company’s business in Spain. The sale is expected to close in 2024, upon satisfaction of regulatory approval and other customary closing conditions. The Company expects to receive cash consideration of approximately $64.3 million and to recognize a gain on sale when this transaction closes.
•On May 31, 2023, the Company sold its former business in Italy to a subsidiary of JCDecaux SE for cash proceeds of $4.3 million, net of direct costs to transact the sale and cash sold, and recognized a gain on sale of $11.2 million.
•On October 31, 2023, the Company sold its former business in France to Equinox Industries (“Equinox”). The Company delivered its business in France, including all related assets, to Equinox with $44.5 million of cash, subject to adjustment for related customary items, tax and other costs, to support ongoing operations of the business, and Equinox assumed the $29.7 million state-guaranteed loan held by Clear Channel France. In December 2023, Equinox repaid the Company $4.9 million to satisfy certain post-closing obligations. Additionally, the Company incurred certain direct costs to transact the sale. In total, cash delivered to the buyer (net of the repayment) and payment of these additional direct costs to transact the sale was $43.0 million, with an additional $0.8 million of accrued direct costs to be paid in 2024. Related to this sale, the Company recognized a loss of $212.0 million, including $200.6 million in the third quarter of 2023 and $11.4 million in the fourth quarter of 2023.
Gains and losses related to these sales are included within “Loss from discontinued operations” on the Consolidated Statement of Loss, and net cash proceeds are reflected with “Proceeds from disposition of businesses and/or assets, net of direct costs to sell and cash sold” in the investing activities of the Consolidated Statement of Cash Flows.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued Operations
The Company concluded that, in aggregate, the sales of the businesses in the Company’s Europe-South segment met the criteria for discontinued operations presentation in 2023. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented.
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

(In thousands)	December 31, 2023(1)	December 31, 2022(2)
Assets of discontinued operations:
Cash and cash equivalents	$651	$5,118
Accounts receivable, net	39,920	178,084
Prepaid expenses and other current assets	12,668	21,385
Property, plant and equipment, net	37,492	126,878
Intangible assets, net and goodwill	—	20,000
Operating lease right-of-use assets	35,609	160,841
Other assets	4,973	25,838
Total assets of discontinued operations on Consolidated Balance Sheets	$131,313	$538,144

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$29,046	$201,161
Operating lease liabilities	37,117	169,229
Deferred revenue	1,074	16,902
Long-term debt, including current portion	—	32,116
Other liabilities	1,541	56,246
Total liabilities of discontinued operations on Consolidated Balance Sheets	$68,778	$475,654
(1)As of December 31, 2023, all assets and liabilities of the Company’s business in Spain are classified as current on the Consolidated Balance Sheet as they are held for sale and the sale is expected to occur within a year of the balance sheet date.
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
Letters of Credit and Guarantees
A portion of the Company’s letters of credit and guarantees outstanding at December 31, 2023 related to discontinued operations.
•Related to the former business in France, the Company has a $20.2 million letter of credit. In connection with the sale of this business, and pursuant to the related share purchase agreement, the Company’s former French business and/or Equinox will either replace or procure a counter-guarantee of the Company’s payment obligation under the letter of credit. Additionally, the Company retains an indemnity of $15.7 million related to a surety bond held by the former business in France. The Company has been indemnified by the former French business for this amount and will be released from any remaining obligation by March 2025.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Related to the business in Spain, the Company had a $6.5 million of letter of credit and $8.8 million of bank guarantees outstanding at December 31, 2023, a portion of which was supported by $0.7 million of cash collateral. These will remain obligations of the Company until the sale of this business closes in 2024 or, if sooner, their expiration date.
Loss from Discontinued Operations
The following table provides details about the major classes of line items constituting “Loss from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Revenue	$361,872	$467,106	$472,360
Expenses:
Direct operating expenses(1),(2)	284,658	346,000	382,740
Selling, general and administrative expenses(1),(2)	77,659	105,683	125,607
Depreciation and amortization	16,516	35,974	40,057
Impairment charges(3)	—	16,870	—
Other expense (income), net	13,835	1,104	(2,998)
Loss from discontinued operations before net loss on disposal and income taxes	(30,796)	(38,525)	(73,046)
Loss on disposal, net	(104,533)	—	—
Income tax expense attributable to discontinued operations(4)	(16,380)	(8,560)	(1,930)
Loss from discontinued operations, net of income taxes	$(151,709)	$(47,085)	$(74,976)
(1)Excludes depreciation and amortization
(2)Certain costs that were historically allocated to the Company’s Europe-South segment and reported within direct operating expenses and selling, general and administrative expenses on the Consolidated Statement of Loss have been deemed to be costs of continuing operations and are now reported within corporate expenses on the Consolidated Statement of Loss. As such, amounts totaling $4.7 million and $4.6 million for 2022 and 2021, respectively, have been reclassified to conform to the current period presentation.
(3)Impairment charges in 2022 reflect impairment of the entire goodwill balance allocated to the Europe-South reporting unit in the fourth quarter of 2022, excluding goodwill allocated to Switzerland, which was held for sale at December 31, 2022.
(4)The income tax expense attributable to discontinued operations in 2023 was largely driven by the sale of the Company’s former business in Switzerland.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures of discontinued operations in 2023, 2022 and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Capital expenditures(1)	$21,808	$29,011	$25,362
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $1.5 million, $5.8 million and $8.3 million of accrued capital expenditures related to discontinued operations that remained unpaid as of December 31, 2023, 2022 and 2021, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – SEGMENT DATA
As described in Note 1, the Company has four reportable segments, which it believes best reflect how the Company is currently managed: America, Airports, Europe-North and Europe-South. The Company's remaining operations in Latin America and Singapore are disclosed as “Other.” As the Company’s Europe-South segment met the criteria to be reported as discontinued operations during 2023, results of this segment are excluded from the table below, which only reflects continuing operations, for all periods presented.
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
•The Europe-North segment serves markets in 12 countries throughout northern and central Europe, including the U.K., Sweden, Belgium, Norway, Finland, the Netherlands, Denmark, Ireland, Poland, Estonia, Latvia and Lithuania. Approximately half of this segment’s revenue is generated from street furniture displays, while the remainder comes from retail displays, transit displays and billboards.
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
The following table presents the Company’s reportable segment results for continuing operations for 2023, 2022 and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Revenue
America	$1,100,846	$1,105,552	$1,013,290
Airports	311,605	256,402	160,330
Europe-North	619,557	566,119	517,990
Other	95,132	85,955	77,148
Total	$2,127,140	$2,014,028	$1,768,758

Capital Expenditures(1)
America	$75,431	$79,529	$56,898
Airports	20,050	25,298	11,600
Europe-North	29,284	34,025	36,914
Other	6,421	4,571	4,884
Corporate	13,600	12,245	12,348
Total	$144,786	$155,668	$122,644

Segment Adjusted EBITDA
America	$468,370	$499,390	$463,410
Airports	68,226	60,864	36,894
Europe-North	114,303	103,654	53,981
Other	14,974	12,330	4,884
Total	$665,873	$676,238	$559,169

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31,
	2023	2022	2021
Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$665,873	$676,238	$559,169
Less reconciling items:
Corporate expenses(2)	172,324	161,852	158,241
Depreciation and amortization	241,828	217,835	213,098
Impairment charges	—	22,676	118,950
Restructuring and other costs(3)	3,062	1,778	7,074
Other operating expense, net	11,769	2,133	3,014
Interest expense, net	421,434	360,599	348,995
(Gain) loss on extinguishment of debt	(3,817)	—	102,757
Other (income) expense, net	(6,403)	37,060	1,642
Loss from continuing operations before income taxes	$(174,324)	$(127,695)	$(394,602)
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $14.7 million, $20.3 million and $19.0 million of accrued capital expenditures related to continuing operations that remained unpaid as of December 31, 2023, 2022, and 2021, respectively.
(2)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal (including legal liabilities and related estimates), finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based compensation and certain restructuring and other costs are recorded in corporate expenses.
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
The following table shows revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for 2023, 2022 and 2021:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Year Ended December 31, 2023
U.S.(1)	$747,959	$664,492	$1,412,451
Europe(2)	607,214	12,343	619,557
Other(3)	72,998	22,134	95,132
Total	$1,428,171	$698,969	$2,127,140

Year Ended December 31, 2022
U.S.(1)	$698,250	$663,704	$1,361,954
Europe(2)	552,190	13,929	566,119
Other(3)	64,864	21,091	85,955
Total	$1,315,304	$698,724	$2,014,028

Year Ended December 31, 2021
U.S.(1)	$568,231	$605,389	$1,173,620
Europe(2)	503,398	14,592	517,990
Other(3)	56,634	20,514	77,148
Total	$1,128,263	$640,495	$1,768,758
(1)U.S. revenue, which also includes an immaterial amount of revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North segment. Europe total revenue for 2023, 2022 and 2021 includes revenue from the U.K. of $253.8 million, $229.7 million and $224.7 million, respectively.
(3)Other includes the Company’s businesses in Latin America and Singapore.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from Contracts with Customers
The following table shows the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

(In thousands)	Year Ended December 31,
	2023(1)	2022	2021
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$317,560	$322,789	$214,656
Ending balance	361,039	317,560	322,789

Deferred revenue from contracts with customers:
Beginning balance	$23,596	$31,519	$26,042
Ending balance	25,613	23,596	31,519
(1)The increases in the accounts receivable and deferred revenue balances from contracts with customers in 2023 were driven by higher sales and billings, primarily in the Company’s Airports segment.
During 2023, 2022 and 2021, respectively, the Company recognized $22.7 million, $30.4 million and $25.5 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective year.
The Company’s contracts with customers generally have terms of one year or less. However, as of December 31, 2023, the Company expected to recognize $109.0 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Revenue from Leases
As of December 31, 2023, future lease payments to be received by the Company were as follows:

(In thousands)
Future lease payments to be received:
2024	$381,502
2025	33,913
2026	12,456
2027	3,883
2028	1,709
Thereafter	2,938
Total	$436,401
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding at December 31, 2023 and 2022 consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Term Loan Facility Due 2026(1),(2)	$1,260,000	$1,935,000
Revolving Credit Facility Due 2026	—	—
Receivables-Based Credit Facility Due 2026	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028(2)	750,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes Due 2028(3)	995,000	1,000,000
Clear Channel Outdoor Holdings 7.500% Senior Notes Due 2029(3)	1,040,000	1,050,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025	375,000	375,000
Finance leases	4,202	4,682
Original issue discount	(2,690)	(5,596)
Long-term debt fees	(39,609)	(47,185)
Total debt	5,631,903	5,561,901
Less: Current portion(1)	612	21,203
Total long-term debt	$5,631,291	$5,540,698
(1)In accordance with the terms of the Senior Secured Credit Agreement, the Company paid $10.0 million of the outstanding principal on the Term Loan Facility during the first half of 2023. In August 2023, the Company made a prepayment, described in note (2) to this table, that satisfied the remaining quarterly payment obligations. As such, the entire remaining balance is due in 2026 and is classified as non-current on the Consolidated Balance Sheet at December 31, 2023.
(2)On August 22, 2023, the Company issued $750.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2028. On the same date, the Company used a portion of the net proceeds from this issuance to prepay $665.0 million of outstanding principal on the Term Loan Facility, which the Company repurchased at a 1% discount. The Company paid costs of $12.3 million related to these transactions.
(3)In September 2023, the Company repurchased in the open market $5.0 million of the CCOH 7.750% Senior Notes and $10.0 million of the CCOH 7.500% Senior Notes at a discount, resulting in a gain on extinguishment of $3.2 million. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.3 billion and $4.7 billion as of December 31, 2023 and December 31, 2022, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
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
On February 20, 2023, the Senior Secured Credit Agreement was amended to establish a rate based on the Secured Overnight Financing Rate (“Term SOFR”) (as defined therein) as the alternate rate of interest applicable to the Company’s Term Loan Facility in connection with the cessation of the London Interbank Offered Rate (“LIBOR”). On June 12, 2023, the Senior Secured Credit Agreement was further amended to, among other things, reduce the aggregate revolving credit commitments of the Revolving Credit Facility from $175.0 million to $150.0 million, with the full $150.0 million of revolving credit commitments available through August 23, 2024 and $115.8 million of such revolving credit commitments extending and available through August 23, 2026, and amend the benchmark interest rate provisions to replace LIBOR with alternative reference rates. These amendments are reflected in the information below.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Size and Availability
The Senior Secured Credit Agreement, as amended, provides for the Term Loan Facility in an aggregate principal amount of $2,000.0 million and the Revolving Credit Facility with $150.0 million of revolving credit commitments available through August 23, 2024, reducing to $115.8 million available through August 23, 2026.
The Company is the borrower under the Senior Secured Credit Facilities. The Revolving Credit Facility includes sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Senior Secured Credit Agreement provides that the Company may request at any time, subject to customary and other conditions, incremental term loans or incremental revolving credit commitments. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans will be subject to certain customary conditions and other provisions.
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
In addition to paying interest on outstanding principal under the Senior Secured Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Senior Secured Credit Agreement in respect to the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit and fronting fee for each issued letter of credit.
Amortization and Maturity
The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans. In August 2023, the Company made a prepayment that satisfied the remaining quarterly payment obligations, and the remaining balance is payable on August 23, 2026. The Revolving Credit Facility also matures on August 23, 2026 in the amounts set forth above.
Prepayments
The Senior Secured Credit Facilities contain customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness. The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty.
Guarantees and Security
The Senior Secured Credit Facilities are guaranteed by certain existing and wholly-owned domestic subsidiaries of the Company. All obligations under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by a perfected first priority security interest in all of the Company’s and the guarantors’ assets securing the Senior Secured Credit Facilities on a pari passu basis with the liens on such assets (other than the assets securing the Company’s Receivables-Based Credit Facility) (such assets, other than accounts receivable and certain other assets, the “CCOH Senior Secured Notes Priority Collateral”) and a perfected second priority security interest in all of the Company’s and the guarantors’ assets securing the Receivables-Based Credit Facility on a first-priority basis (the “ABL Priority Collateral”).
Certain Covenants
The Senior Secured Credit Agreement contains a springing financial covenant which is applicable solely to the Revolving Credit Facility. The springing financial covenant generally requires compliance with a first lien net leverage ratio of less than 7.10 to 1.00 if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million.

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
As of December 31, 2023, the Company was in compliance with all covenants contained in the Senior Secured Credit Agreement.
Receivables-Based Credit Facility
On August 23, 2019, concurrently with the entry into the Senior Secured Credit Agreement, the Company entered into a receivables-based credit agreement (the “Receivables-Based Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and letters of credit issuer, the other lenders and letters of credit issuers party thereto, the joint lead arrangers and bookrunners party thereto, and the co-documentation agents party thereto. The Receivables-Based Credit Agreement governs the Company’s Receivables-Based Credit Facility.
On June 12, 2023, the Company entered into an amendment to the Receivables-Based Credit Agreement to, among other things, extend the maturity date of the Receivables-Based Credit Facility from August 23, 2024 to August 23, 2026, increase the aggregate revolving credit commitments from $125.0 million to $175.0 million, and amend the benchmark interest rate provisions to replace LIBOR with alternative reference rates. These amendments are reflected in the information below.
Size and Availability
The Receivables-Based Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect to letters of credit) equal to the lesser of (a) the borrowing base, which equals 85.0% of the eligible accounts receivable of the borrower and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (b) the aggregate revolving credit commitments, which is $175.0 million.
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
In addition to paying interest on outstanding principal under the Receivables-Based Credit Facility, the Company is required to pay a commitment fee to the lenders under the Receivables-Based Credit Agreement in respect to the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit fee and fronting fee for each issued letter of credit.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the Receivables-Based Credit Facility at any time without premium or penalty. Any voluntary prepayments made will not reduce commitments under the Receivables-Based Credit Agreement.
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
Certain Covenants
The Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended December 31, 2023 because a Covenant Trigger Period was not in effect.
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
As of December 31, 2023, the Company was in compliance with all covenants contained in the Receivables-Based Credit Agreement.
CCOH 5.125% Senior Secured Notes Due 2027
On August 23, 2019, concurrently with the entry into the Senior Secured Credit Agreement and Receivables-Based Credit Facility, the Company completed the sale of $1.25 billion in aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the “CCOH 5.125% Senior Secured Notes”). The CCOH 5.125% Senior Secured Notes were issued pursuant to an indenture, dated as of August 23, 2019 (the “CCOH 5.125% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee and as collateral agent.
The CCOH 5.125% Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.125% per annum. Interest on the CCOH 5.125% Senior Secured Notes is payable to the holders thereof semi-annually on February 15 and August 15 of each year.
Guarantees and Security
The CCOH 5.125% Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 5.125% Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in the CCOH Senior Secured Notes Priority Collateral and on a second-priority basis by security interests in the ABL Priority Collateral, in each case, other than any excluded assets and subject to intercreditor agreements.
The CCOH 5.125% Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness.
Redemptions
The Company may redeem all or a portion of the CCOH 5.125% Senior Secured Notes at the redemption prices set forth in the CCOH 5.125% Senior Secured Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain Covenants
The CCOH 5.125% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2023, the Company was in compliance with all covenants contained in the CCOH 5.125% Senior Secured Notes Indenture.
CCOH 9.000% Senior Secured Notes Due 2028
On August 22, 2023, the Company completed the sale of $750.0 million in aggregate principal amount of 9.000% Senior Secured Notes due 2028 (the “CCOH 9.000% Senior Secured Notes”). The CCOH 9.000% Senior Secured Notes were issued pursuant to an indenture, dated as of August 22, 2023 (the “CCOH 9.000% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent.
The CCOH 9.000% Senior Secured Notes mature on September 15, 2028 and bear interest at a rate of 9.000% per annum. Interest on the CCOH 9.000% Senior Secured Notes is payable to the holders thereof semi-annually on March 15 and September 15 of each year, beginning on March 15, 2024.
Guarantees and Security
The CCOH 9.000% Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 9.000% Senior Secured Notes and the guarantees thereof are secured on a first-priority basis in the CCOH Senior Secured Notes Priority Collateral, and on a second-priority basis by security interests in the ABL Priority Collateral, in each case, other than any excluded assets and subject to intercreditor agreements.
The CCOH 9.000% Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness.
Redemptions
The Company may redeem all or a portion of the CCOH 9.000% Senior Secured Notes at the redemption prices set forth in the CCOH 9.000% Senior Secured Notes Indenture.
Certain Covenants
The CCOH 9.000% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2023, the Company was in compliance with all covenants contained in the CCOH 9.000% Senior Secured Notes Indenture.
CCOH 7.750% Senior Notes Due 2028
On February 17, 2021, the Company completed the sale of $1.0 billion aggregate principal amount of 7.750% Senior Notes due 2028 (the “CCOH 7.750% Senior Notes”). On the same date, the Company entered into an indenture, dated as of February 17, 2021 (the “CCOH 7.750% Senior Notes Indenture”), by and among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2023, the Company repurchased in the open market $5.0 million of the CCOH 7.750% Senior Notes. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
The CCOH 7.750% Senior Notes mature on April 15, 2028 and bear interest at a rate of 7.750% per annum. Interest on the CCOH 7.750% Senior Notes is payable to the holders thereof semi-annually on April 15 and October 15 of each year.
Guarantees and Security
The CCOH 7.750% Senior Notes are guaranteed on a senior unsecured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 7.750% Senior Notes (i) rank pari passu in right of payment with all existing and future senior indebtedness of the Company; (ii) are senior in right of payment to all of the future subordinated indebtedness of the Company and guarantors; (iii) are effectively subordinated to all of the Company’s and guarantors’ existing and future indebtedness secured by a lien, to the extent of the value of such collateral; and (iv) are structurally subordinated to any existing and future obligations of any existing or future subsidiaries of the Company that do not guarantee the CCOH 7.750% Senior Notes, including all of the Company’s foreign subsidiaries.
Redemptions
The Company may redeem all or a portion of the CCOH 7.750% Senior Notes at the redemption prices set forth in the CCOH 7.750% Senior Notes Indenture.
Certain Covenants
The CCOH 7.750% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2023, the Company was in compliance with all covenants contained in the CCOH 7.750% Senior Notes Indenture.
CCOH 7.500% Senior Notes Due 2029
On June 1, 2021, the Company completed the sale of $1.05 billion aggregate principal amount of 7.500% Senior Notes due 2029 (the “CCOH 7.500% Senior Notes”). On the same date, the Company entered into an indenture, dated as of June 1, 2021 (the “CCOH 7.500% Senior Notes Indenture”), by and among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association as trustee.
In September 2023, the Company repurchased in the open market $10.0 million of the CCOH 7.500% Senior Notes. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
The CCOH 7.500% Senior Notes mature on June 1, 2029 and bear interest at a rate of 7.500% per annum. Interest on the CCOH 7.500% Senior Notes is payable to the holders thereof semi-annually on June 1 and December 1 of each year.
Guarantees and Security
The CCOH 7.500% Senior Notes are guaranteed on a senior unsecured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries. The CCOH 7.500% Senior Notes (i) rank pari passu in right of payment with all existing and future senior indebtedness of the Company; (ii) are senior in right of payment to all of the future subordinated indebtedness of the Company and guarantors; (iii) are effectively subordinated to all of the Company’s and guarantors’ existing and future indebtedness secured by a lien, to the extent of the value of the collateral securing such debt; and (iv) are structurally subordinated to any existing and future obligations of any existing or future subsidiaries of the Company that do not guarantee the CCOH 7.500% Senior Notes, including all of the Company’s foreign subsidiaries.
Redemptions
The Company may redeem all or a portion of the CCOH 7.500% Senior Notes at the redemption prices set forth in the CCOH 7.500% Senior Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain Covenants
The CCOH 7.500% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2023, the Company was in compliance with all covenants contained in the CCOH 7.500% Senior Notes Indenture.
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
Guarantees and Security
The CCIBV Senior Secured Notes are guaranteed by certain of CCIBV's existing and future subsidiaries (collectively, the “CCIBV Guarantors”). The Company does not guarantee the CCIBV Senior Secured Notes. The CCIBV Senior Secured Notes and certain of the guarantees (the “secured guarantees”) are secured by pledges over (i) the capital stock and material bank accounts of CCIBV and certain of its indirect subsidiaries and (ii) the net intercompany balance by and between the parent holding company of CCIBV and CCIBV, subject to certain conditions as set forth in the CCIBV Senior Secured Notes Indenture.
The CCIBV Senior Secured Notes and secured guarantees rank, in right of payment, pari passu to unsubordinated indebtedness and senior to subordinated indebtedness of CCIBV and the CCIBV Guarantors, as applicable, and rank, in right of security, senior to unsecured and junior lien indebtedness of CCIBV and the CCIBV Guarantors, as applicable, to the extent of the value of the assets that constitute collateral.
Redemptions
CCIBV may redeem the CCIBV Senior Secured Notes at its option, in whole or part, at the redemption prices set forth in the CCIBV Senior Secured Notes Indenture.
Certain Covenants
The CCIBV Senior Secured Notes Indenture contains covenants that limit CCIBV's ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell all or substantially all of CCIBV's assets. As of December 31, 2023, the Company was in compliance with all covenants contained in the CCIBV Senior Secured Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Long-term Debt
Future maturities of total long-term debt as of December 31, 2023 are as follows:

(in thousands)
2024	$612
2025	375,483
2026	1,260,454
2027	1,250,465
2028	1,745,399
Thereafter	1,041,789
Total(1)	$5,674,202
(1)Excludes original issue discount and long-term debt fees of $2.7 million and $39.6 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of December 31, 2023, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $106.8 million of remaining excess availability, and $47.6 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $127.4 million of excess availability. Additionally, as of December 31, 2023, the Company had $47.7 million and $29.8 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $5.1 million of cash collateral.
A portion of these letters of credit and guarantees at December 31, 2023 related to discontinued operations that were sold or held for sale as of this date. Please refer to Note 3 for additional information.
NOTE 7 – LEASES
The following table provides the components of ASC Topic 842 lease expense for continuing operations included within the Consolidated Statements of Loss for 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease expense	$370,947	$356,151	$362,589
Variable lease expense	146,428	135,916	108,322
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating lease weighted-average remaining lease term (in years)	11.4	11.1
Operating lease weighted-average discount rate	7.71%	7.32%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Company’s future maturities of operating leases as of December 31, 2023:

(In thousands)
Future maturities of operating leases liabilities:
2024	$316,771
2025	275,960
2026	244,019
2027	213,306
2028	180,177
Thereafter	1,165,129
Total lease payments	2,395,362
Less: Effect of discounting	(852,641)
Total operating lease liability	$1,542,721
The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$375,564	$361,425	$384,541
Lease liabilities arising from obtaining right-of-use assets(1)	330,155	350,106	312,066
(1)Includes new leases entered into in each respective year presented.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under non-cancelable contracts, including:
•Contracts that meet the definition of a lease under ASC Topic 842, as previously described. Refer to Note 7 for the Company’s future maturities of operating lease liabilities as of December 31, 2023.
•Non-cancelable contracts that provide the supplier with a substantive substitution right regarding the property, plant and equipment used to fulfill the contract, which do not meet the definition of a lease for accounting purposes under ASC Topic 842.
•Capital expenditure commitments relating to required purchases of property, plant, and equipment under certain transit and street furniture contracts.
As of December 31, 2023, the Company’s future minimum payments under non-lease non-cancelable contracts in excess of one year and capital expenditure commitments consisted of the following:

(In thousands)	Non-Lease	Capital
	Non-Cancelable	Expenditure
	Contracts	Commitments
Future minimum payments:
2024	$170,301	$51,423
2025	149,394	20,314
2026	82,730	10,509
2027	67,596	8,129
2028	50,513	9,003
Thereafter	223,534	40,745
Total	$744,068	$140,123

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
The Company advised both the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) of the investigation of Clear Media. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, the Company received a subpoena from the staff of the SEC and a Grand Jury subpoena from the U.S. Attorney’s Office for the Eastern District of New York in connection with the investigation of Clear Media. In May 2020, the Company finalized the sale of its 50.91% stake in Clear Media.
As previously disclosed, the Company engaged with the SEC and the DOJ regarding the potential resolution of this matter and, during the first quarter of 2022, recorded an estimated liability of $7.1 million related to such matter. Having reached an agreement in principle with the SEC to settle the claims against the Company, and based on the Company’s expectations relating to a definitive order, the Company recorded an incremental liability of $19.0 million for the second quarter of 2023 to equal the full amount of the expected settlement payment. In September 2023, the Company reached a settlement with the SEC. Without admitting or denying the underlying allegations, the Company agreed to pay a total of approximately $26.1 million in disgorgement, civil penalties and prejudgment interest to the SEC in a series of installments over the next year, of which approximately $13 million was paid in October 2023. In connection with the settlement, the DOJ declined to pursue any charges against the Company related to this matter.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
Significant components of the Company’s income tax benefit attributable to continuing operations are as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Current - federal	$(4,533)	$(1,415)	$—
Current - state	(439)	(2,278)	(1,293)
Current - foreign	(6,855)	(4,890)	5,828
Total current tax (expense) benefit attributable to continuing operations	(11,827)	(8,583)	4,535
Deferred - federal	22,413	68,450	25,830
Deferred - state	6,200	22,041	5,678
Deferred - foreign	431	(1,516)	415
Total deferred tax benefit attributable to continuing operations	29,044	88,975	31,923
Income tax benefit attributable to continuing operations	$17,217	$80,392	$36,458
The Company recognized current tax expense attributable to continuing operations of $11.8 million and $8.6 million in 2023 and 2022, respectively, and current tax benefit attributable to continuing operations of $4.5 million in 2021. The increase in current tax expense in 2023 was primarily driven by increased taxable income domestically and in various foreign tax jurisdictions compared to 2022 and 2021.
In 2023, the Company recognized a deferred tax benefit attributable to continuing operations of $29.0 million, compared to $89.0 million and $31.9 million in 2022 and 2021, respectively.
The deferred tax benefit for 2023 was primarily driven by financial reporting depreciation and amortization in excess of amounts recorded for tax purposes and interest expense carryforwards in the current year, the tax benefits from which are partially offset by valuation allowances due to uncertainty regarding the Company’s ability to realize those assets in future periods.
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
The deferred tax benefit for 2021 was primarily driven by impairment charges on the Company’s then-indefinite-lived permits, which resulted in a reduction in the associated deferred tax liability without a corresponding change in valuation allowance.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2023 and 2022 are as follows:

(In thousands)	December 31,	December 31,
	2023	2022
Deferred tax liabilities:
Operating lease right-of-use assets	$372,963	$349,279
Intangible assets(1)	311,587	333,750
Fixed assets	21,691	17,718
Other	3,547	13,779
Total deferred tax liabilities	709,788	714,526
Deferred tax assets:
Operating lease liabilities	385,514	360,185
Net operating loss carryforwards(2)	127,603	136,885
Interest expense carryforwards(3)	136,617	119,336
Accrued expenses	16,496	15,821
Stock-based compensation expense(4)	4,415	4,778
Credit loss provision	3,577	3,054
Other	11,533	18,987
Total deferred tax assets	685,755	659,046
Less: Valuation allowance(5)	207,448	180,730
Net deferred tax assets(6)	478,307	478,316
Net deferred tax liabilities	$231,481	$236,210
(1)The deferred tax liabilities associated with intangible assets that are categorized as indefinite-lived, including permanent easements and tax-deductible goodwill, will not reverse over time unless the Company recognizes future impairment charges or sells these intangible assets.
(2)At December 31, 2023, the Company had recorded deferred tax assets for net operating loss carryforwards (tax-effected) for federal and state income tax purposes of $73.4 million. The Company’s federal and certain state net operating losses carry forward indefinitely without expiration, while the remaining state net operating loss carryforwards expire in various amounts through 2043. At December 31, 2023, the Company had recorded $54.2 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, the majority of which may be carried forward without expiration.
(3)Section 163(j) of the Internal Revenue Code generally limits the deduction for business interest expense to 30% of adjusted taxable income and provides that any disallowed interest expense may be carried forward indefinitely. In applying the rules under Section 163(j), the Company made the election to be considered an operator of a “real property trade or business” and therefore records a carryforward deferred tax asset for federal and state purposes related to interest expense limitations on its non-real property assets.
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
(5)Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in the related jurisdictions, the Company continues to record valuation allowances on deferred tax assets that are not expected to be realized. As of December 31, 2023, the Company had valuation allowances of $92.2 million recorded against a portion of its federal and state deferred tax assets and $115.2 million recorded against its deferred tax assets in foreign jurisdictions.
(6)The Company expects to realize the benefits of this portion of its deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the appropriate character, as well as the Company's ability to generate future taxable income in certain tax jurisdictions. Any deferred tax liabilities associated with indefinite-lived intangible assets are not relied upon as a source of future taxable income.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate
Income (loss) from continuing operations before income taxes was as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021
U.S.	$(200,961)	$(77,153)	$(321,194)
Foreign	26,637	(50,542)	(73,408)
Total loss from continuing operations before income taxes	$(174,324)	$(127,695)	$(394,602)
The reconciliation of income tax benefit computed at the U.S. federal statutory rates to income tax benefit attributable to continuing operations is as follows:

(In thousands)	Year Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$36,608	21.0%	$26,816	21.0%	$82,866	21.0%
State income taxes, net of federal tax effect	7,778	4.5%	3,683	2.9%	10,088	2.6%
Foreign income taxes	(2,204)	(1.3)%	(17,018)	(13.3)%	(13,742)	(3.5)%
Nondeductible items	(4,447)	(2.6)%	(6,004)	(4.7)%	(229)	(0.1)%
Changes in valuation allowance and other estimates	(20,454)	(11.7)%	79,352	62.1%	(45,710)	(11.6)%
Other, net	(64)	—%	(6,437)	(5.0)%	3,185	0.8%
Income tax benefit attributable to continuing operations	$17,217	9.9%	$80,392	63.0%	$36,458	9.2%
The effective tax rates for continuing operations of 9.9%, 63.0% and 9.2% in 2023, 2022 and 2021, respectively, were largely impacted by increases in the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. In 2022, however, this was more than offset by a reduction in the valuation allowance driven by the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2023	2022
Balance at beginning of period	$21,676	$20,506
Increases for tax position taken in the current year	270	2,045
Increases for tax positions taken in previous years	694	228
Decreases for tax positions taken in previous years	(916)	(424)
Decreases due to settlements with tax authorities	(156)	(605)
Decreases due to lapse of statute of limitations(1)	(7,912)	(74)
Balance at end of period	$13,656	$21,676
(1)All federal income tax matters through 2019 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. At December 31, 2023 and 2022, the total amount of interest accrued was $6.1 million and $5.2 million, respectively, resulting in total unrecognized tax benefits, including accrued interest and penalties, of $19.7 million and $26.9 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrecognized tax benefits, net of deposits on account with taxing authorities, are reflected on the Company’s Consolidated Balance Sheets as follows: $15.9 million is included in “Other liabilities” at both December 31, 2023 and 2022. In addition, $3.9 million and $11.0 million of unrecognized tax benefits are netted with the Company’s deferred tax assets for its net operating loss carryforwards at December 31, 2023 and 2022, respectively.
The total amount of unrecognized tax benefits at December 31, 2023 and 2022 that, if recognized, would have impacted the effective income tax rate was $8.8 million and $9.5 million, respectively.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Structures	$2,157,237	$2,098,547
Furniture and other equipment	229,514	211,319
Land, buildings and improvements	143,300	131,758
Construction in progress	57,335	67,047
Property, plant and equipment, gross	2,587,386	2,508,671
Less: Accumulated depreciation	(1,921,042)	(1,836,558)
Property, plant and equipment, net	$666,344	$672,113
Asset Acquisitions
During 2023, the Company acquired billboard structures and land of $1.8 million and $0.1 million, respectively, as part of asset acquisitions. During 2022, the Company acquired billboard structures and land of $2.9 million and $8.2 million, respectively, as part of asset acquisitions.
Depreciation
Total depreciation expense related to property, plant and equipment for continuing operations for 2023, 2022 and 2021 was $162.8 million, $182.1 million, and $190.5 million, respectively. As certain assets have become fully depreciated, depreciation expense has decreased.
Impairment
The Company did not recognize any impairments on property, plant and equipment during 2023, 2022 or 2021.
NOTE 11 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$746,126	$(80,439)	$739,119	$(16,058)
Transit, street furniture and other outdoor contractual rights	356,883	(325,357)	352,663	(315,144)
Permanent easements	163,293	—	160,688	—
Trademarks	83,569	(39,214)	83,569	(30,889)
Other	1,107	(1,094)	1,146	(1,087)
Total intangible assets	$1,350,978	$(446,104)	$1,337,185	$(363,178)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Acquisitions
During 2023, the Company acquired permits and permanent easements of $7.0 million and $3.8 million, respectively, as part of asset acquisitions. The acquired permits have amortization periods ranging from 11 to 16 years. During 2022, the Company acquired permits and permanent easements of $48.4 million and $3.8 million, respectively, as part of asset acquisitions.
Amortization
Total amortization expense related to finite-lived intangible assets for continuing operations for 2023, 2022 and 2021 was $79.0 million, $35.7 million, and $22.6 million, respectively. The increase in amortization expense was driven by the change in the classification of permits from indefinite-lived to finite-lived in the fourth quarter of 2022, as described in Note 2.
The following table presents the Company’s estimate of future amortization expense; however, in the event that acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2024	$78,854
2025	78,734
2026	77,965
2027	76,764
2028	75,506
Thereafter	353,758
Total	$741,581
Impairment
As described in Note 2, the Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, and more frequently as events or changes in circumstances warrant. No impairment was recognized during 2023 as a result of these tests. In 2022, the Company recognized total impairment charges of $22.7 million, including $21.8 million on its then-indefinite-lived permits, driven by rising interest rates and inflation, and $0.9 million on permanent easements. In 2021, the Company recognized an impairment charge of $119.0 million on its then-indefinite-lived permits, driven by an increase in the discount rate.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during 2022 and 2023:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2021(1)	$482,937	$24,882	$151,710	$659,529
Foreign currency impact	—	—	(8,886)	(8,886)
Balance as of December 31, 2022	482,937	24,882	142,824	650,643
Foreign currency impact	—	—	5,920	5,920
Balance as of December 31, 2023	$482,937	$24,882	$148,744	$656,563
(1)The balance at December 31, 2021 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North, $90.4 million for Other.
Impairment
As described in Note 2, the Company performs its annual impairment test for goodwill as of July 1 each year, and more frequently as events or changes in circumstances warrant. The Company did not recognize any goodwill impairment for its continuing operations during 2023, 2022 or 2021.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – ASSET RETIREMENT OBLIGATIONS
The following table presents the activity related to the Company’s asset retirement obligations:

(In thousands)	Year Ended December 31,
	2023	2022
Beginning balance	$36,698	$33,853
Additions and adjustments due to changes in estimates	3,343	2,923
Accretion of liability	2,731	2,715
Liabilities settled	(1,769)	(1,629)
Foreign currency impact	584	(1,164)
Ending balance	$41,587	$36,698
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
The 2021 Stock Incentive Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants or advisors. As of December 31, 2023, the Company had 17,570,195 shares available for issuance under the 2021 Stock Incentive Plan, assuming a 100% payout of the Company’s outstanding performance stock units.
Share-Based Compensation Expense
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation expense for continuing operations, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Restricted stock units and awards	$15,369	$15,298	$14,774
Performance stock units	4,830	5,083	4,007
Stock options and other	131	131	27
Total share-based compensation expense	$20,330	$20,512	$18,808
The tax benefit related to the share-based compensation expense for continuing operations for 2023, 2022 and 2021 was $5.2 million, $5.3 million and $4.7 million, respectively. As of December 31, 2023, there was $20.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock Units and Awards
The Company grants restricted stock units (“RSUs”) under its equity incentive plan. RSUs generally represent the right to receive shares upon vesting or, in some instances, may be settled in cash equal to the fair market value of the number of vested shares at the election of the compensation committee of the Board of Directors, and generally vest ratably in annual increments over a three-year period. RSUs are forfeited, except in certain circumstances, in the event the grantee terminates his or her employment or relationship with the Company prior to vesting.
Prior to 2020, the Company also granted restricted stock awards (“RSAs”) under its equity incentive plan. RSAs represented shares of common stock that contained a legend which restricted their transferability for a term of up to five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s RSUs and RSAs outstanding at December 31, 2023 and related activity during the year:

(Shares in thousands)	Number of RSUs and RSAs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2023(1)	12,635	$2.08
Granted(2)	15,605	$1.32
Vested(3)	(7,734)	$1.93
Forfeited	(457)	$1.78
Outstanding, December 31, 2023(3)	20,049	$1.56
(1)Excludes shares granted to employees of discontinued operations.
(2)The weighted-average grant-date fair value of the Company’s RSUs granted during 2023, 2022 and 2021 was $1.32, $2.58 and $2.27 per share, respectively.
(3)All RSAs that were outstanding as of January 1, 2023 vested during the year, resulting in only RSUs remaining outstanding as of December 31, 2023.
Performance Stock Units
The Company grants performance stock units (“PSUs”) under its equity incentive plan. PSUs represent the right to receive shares of the Company’s common stock, which vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a three-year performance period.
•For PSUs granted prior to 2023, if the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 60th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation.
•For PSUs granted in 2023, if the Company achieves Relative TSR at the 75th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 50th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 25th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation. Notwithstanding the foregoing, to the extent the Company’s absolute total shareholder return over the performance period is less than 0%, the maximum payout shall not be greater than 100% of the target number of shares.
PSUs, which are considered market-condition awards pursuant to ASC Topic 260, are measured at the grant-date fair value based on a Monte Carlo simulation model as of the grant date. The following assumptions were used to calculate the fair value of the Company’s PSUs on the date of grant:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	79.3%	68.6%	65.8%
Risk-free interest rate	3.7%	2.8%	0.3%
Expected dividend yield	—%	—%	—%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Company’s PSUs outstanding, assuming a 100% payout, at December 31, 2023 and related activity during the year:

(Shares in thousands)	Number of PSUs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2023	7,564	$1.83
Granted(1)	3,433	$1.62
Vested	(2,400)	$1.00
Forfeited(2)	(1,310)	$1.00
Outstanding, December 31, 2023	7,287	$2.15
(1)The weighted-average grant-date fair value of the Company’s PSUs granted during 2023, 2022 and 2021 was $1.62, $2.69 and $2.55 per share, respectively.
(2)Forfeitures include the portion of PSUs granted in 2020 that were not earned based on the Company’s Relative TSR over the three-year performance period.
Stock Options
The Company has historically granted options to purchase shares of its common stock to certain employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years, are generally forfeited in the event the recipient terminates his or her employment or relationship with the Company or one of its affiliates, and vested solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment for any change in capitalization.
The Company accounts for its share-based compensation using the fair value recognition provisions of ASC Subtopic 718-10. The fair value of each option awarded was estimated on the date of grant using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. The Company did not estimate forfeitures at grant date, but rather elected to account for forfeitures when they occur.
The following table presents a summary of the Company’s stock options outstanding at December 31, 2023 and related activity during the year:

(In thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023(1)	3,373	$5.55	4.0 years	$—
Expired	(156)	$5.89
Outstanding, December 31, 2023(2)	3,217	$5.53	3.2 years	$—
(1)Excludes shares granted to employees of discontinued operations.
(2)All outstanding stock options were fully vested and exercisable as of December 31, 2023.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Computation of Net Loss per Share
The following table presents the computation of net loss per share for 2023, 2022 and 2021:

(In thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
Numerators:
Loss from continuing operations	$(157,107)	$(47,303)	$(358,144)
Less: Net income from continuing operations attributable to noncontrolling interests	2,009	2,253	599
Net loss from continuing operations attributable to the Company	(159,116)	(49,556)	(358,743)
Loss from discontinued operations	(151,709)	(47,085)	(74,976)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	97	(37)	96
Net loss from discontinued operations attributable to the Company	(151,806)	(47,048)	(75,072)
Net loss attributable to the Company	$(310,922)	$(96,604)	$(433,815)

Denominators:
Weighted average common shares outstanding – Basic	481,727	474,362	468,491
Weighted average common shares outstanding – Diluted	481,727	474,362	468,491

Net loss attributable to the Company per share of common stock — Basic:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.33)	$(0.10)	$(0.77)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.32)	(0.10)	(0.16)
Net loss attributable to the Company per share of common stock — Basic(1)	$(0.65)	$(0.20)	$(0.93)

Net loss attributable to the Company per share of common stock — Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.33)	$(0.10)	$(0.77)
Net loss from discontinued operations attributable to the Company per share of common stock	(0.32)	(0.10)	(0.16)
Net loss attributable to the Company per share of common stock — Diluted(1)	$(0.65)	$(0.20)	$(0.93)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards of 24.3 million, 24.7 million and 26.1 million for 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 14 – EMPLOYEE BENEFIT PLANS
Defined-Contribution Plans
The Company’s U.S. employees are eligible to participate in a 401(k) savings plan. Under this plan, an employee can make pre-tax and post-tax contributions, subject to IRS limitations for Highly Compensated Employees, and the Company will match 50% of the employee’s first 5% of pay contributed to the plan, up to a maximum match of $5,000 per year. Employees vest in these Company matching contributions based upon their years of service to the Company. The Company recorded contributions to this plan of $3.3 million, $2.9 million and $2.4 million in 2023, 2022 and 2021, respectively, as a component of operating expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s international employees participate in retirement plans administered as a service by third-party administrators. Related to its continuing operations, the Company recorded contributions to these plans of $7.3 million, $7.6 million and $2.8 million in 2023, 2022 and 2021, respectively, as a component of operating expenses.
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
Net Periodic Pension Benefit
The table below presents the components of net periodic pension benefit for continuing operations recognized in the Consolidated Statements of Loss:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Service cost	$137	$162	$99
Interest cost	3,318	1,912	1,732
Expected return on plan assets	(5,028)	(4,680)	(4,476)
Amortization of actuarial losses	1,050	452	1,227
Amortization of prior service costs	(85)	15	(4,939)
Curtailment/forfeiture gain	(19)	—	—
Total net periodic pension benefit	$(627)	$(2,139)	$(6,357)
On the Consolidated Statements of Loss, the service cost component of net periodic pension benefit is reported in “Direct operating expenses” and “Selling, general and administrative expenses,” and the remaining components of net periodic pension benefit are reported in “Other income (expense), net.”

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Projected Benefit Obligation and Fair Value of Plan Assets
The following table presents the changes in the Company’s projected benefit obligation and the fair value of plan assets:

(In thousands)	Year Ended December 31,
	2023	2022
Projected benefit obligation:
Beginning balance, projected benefit obligation	$73,669	$124,199
Service cost	137	162
Interest cost	3,318	1,912
Contributions by plan participants	97	88
Actuarial loss (gain)(1),(2)	12,686	(36,785)
Foreign exchange impact	3,938	(12,748)
Benefits paid	(3,414)	(3,159)
Plan curtailment/forfeitures	(19)	—
Ending balance, projected benefit obligation	$90,412	$73,669
Fair value of plan assets:
Beginning balance, fair value of plan assets	$76,336	$132,490
Actual return (loss) on plan assets	4,755	(40,743)
Foreign exchange impact	4,167	(13,688)
Contributions by Company(1)	7,156	1,348
Contributions by plan participants	97	88
Benefits paid	(3,414)	(3,159)
Ending balance, fair value of plan assets	$89,097	$76,336
(Underfunded) / Overfunded status, net(3)	$(1,315)	$2,667
(1)In 2023, the Company entered into a buy-in transaction for one of its plans. Under such transaction, the Company purchased a group annuity contract from an insurer that will cover benefit payment reimbursements for the plan’s beneficiaries. The value of the benefit obligation associated with the participants covered by this contract was increased to equal the fair value of the buy-in contract, resulting in an actuarial loss.
(2)The actuarial gain in 2022 represents the decrease to the projected benefit obligation resulting from changes in the actuarial assumptions used, primarily an increased discount rate.
(3)Represents the net underfunded or overfunded status of the Company’s defined-benefit pension plans. The related liability or asset for each plan, dependent upon whether it is underfunded or fully funded, is recorded within “Other long-term liabilities” or “Other assets,” respectively, on the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had $1.3 million reported in “Other long-term liabilities,” and as of December 31, 2022, the Company had $3.7 million reported in “Other assets” and $1.0 million reported in “Other long-term liabilities.”
The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for the Company’s defined-benefit pension plans as of December 31, 2023 and 2022 was $90.2 million and $73.3 million, respectively. As of December 31, 2023, the aggregate accumulated benefit obligation for the defined-benefit pension plans exceeded plan assets. As of December 31, 2022, plan assets exceeded the aggregate accumulated benefit obligation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Comprehensive Income (Loss)
The following table presents the pre-tax net loss (gain) and the amortization of pre-tax net loss and prior service costs recognized in accumulated other comprehensive loss:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Beginning balance, accumulated other comprehensive loss	$26,718	$24,926	$50,985
Reclassification adjustment related to sold businesses	3,106	—	—
Net actuarial loss (gain) arising during the period	12,959	1,314	(21,932)
Amortization of net actuarial loss	(1,050)	(320)	(923)
Amortization of prior service costs	85	289	4,911
Plan amendments during the period	—	—	(4,604)
Other adjustments	1,532	509	(3,511)
Ending balance, accumulated other comprehensive loss	$43,350	$26,718	$24,926
For the years ended December 31, 2023, 2022 and 2021, the total change in “Other comprehensive income” related to the impact of pensions on deferred income tax liabilities was $(0.1) million, $(0.4) million and $0.2 million, respectively.
The following table presents the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost (benefit):

(In thousands)	Year Ended December 31,
	2023	2022	2021
Unrecognized net actuarial loss	$43,640	$27,822	$26,729
Unrecognized prior service cost	(290)	(1,104)	(1,803)
Total	$43,350	$26,718	$24,926
Assumptions Used
The following table presents the assumptions used to measure the net periodic pension cost (benefit) and the year-end projected benefit obligation:

Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions used to measure net periodic pension cost (benefit):
Discount rates	1.50% - 4.65%	0.20% - 1.80%	0.00% - 1.30%
Expected long-term rates of return on plan assets	2.00% - 6.80%	1.50% - 4.00%	1.50% - 3.90%
Rates of compensation increase	1.00% - 3.75%	0.50% - 2.60%	0.50% - 2.30%

Weighted-average assumptions used to measure projected benefit obligation:
Discount rates	1.50% - 4.15%	2.25% - 4.65%	0.20% - 1.80%
Expected long-term rates of return on plan assets	2.00% - 4.15%	2.00% - 6.80%	1.50% - 4.00%
Rates of compensation increase	1.00% - 3.80%	1.00% - 3.75%	0.50% - 2.60%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Expected Long-Term Rates of Return on Plan Assets
Expected long-term rates of return on plan assets, a component of net periodic pension cost (benefit), are based on the calculated market-related value of plan assets and take into account long-term expectations for future returns and the investment policies and strategies of the respective plans. These rates of return are developed by the Company and are tested for reasonableness against historical returns. The use of expected long-term rates of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term rates of return are designed to approximate the actual long-term returns and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized as a component of net loss or gain in accumulated other comprehensive loss, which is amortized as a component of net periodic pension cost (benefit) over the service lives or life expectancy of the plan participants, depending on the plan, provided such amounts exceed certain thresholds provided by accounting standards.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined-Benefit Pension Plan Assets
The following tables present the fair value of each class of plan assets held by the Company’s defined-benefit pension plans, categorized by level of the fair value hierarchy, at December 31, 2023 and 2022:

(In thousands)	December 31, 2023
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$—	$554	$—
Equity securities	—	1,243	—
Real estate	—	831	—
Fixed income:
Corporate bonds	—	1,104	—
Insurance contracts	—	85,365	—
Fair value of plan assets	$—	$89,097	$—

(In thousands)	December 31, 2022
	Level 1(1)	Level 2(2)	Level 3
Cash and short-term investments	$—	$2,174	$—
Credit instruments	—	10,493	—
Equity securities	—	45,796	—
Real estate	—	870	—
Fixed income:
Corporate bonds	—	13,781	—
Insurance contracts	—	3,222	—
Fair value of plan assets	$—	$76,336	$—
(1) Assets categorized as Level 1 are measured at fair value using unadjusted quoted prices in active markets for identical assets.
(2) Assets categorized as Level 2 are measured at fair value using inputs other than quoted prices in active markets that are observable for the assets, either directly or indirectly.
Expected Benefit Payments
The following table presents the expected benefit payments to defined-benefit pension plan participants over the next ten years. These payments have been estimated based on the same assumptions used to measure the plans’ pension benefit obligation at December 31, 2023 and include benefits attributable to estimated future compensation increases, where applicable:

(In thousands)
Expected benefit payments:
2024	$3,149
2025	3,364
2026	2,999
2027	3,168
2028	3,416
2029 - 2033	20,631
Plan Contributions
It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $7.2 million, $1.3 million and $2.8 million to its defined-benefit pension plans for its continuing operations during 2023, 2022 and 2021, respectively. The increase in the Company contributions during the year is due to a buy-in transaction that occurred in relation to one of the plans.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents in the Balance Sheets	$251,652	$282,232
Cash and cash equivalents included in Current assets of discontinued operations	651	5,118
Restricted cash included in:
Other current assets	3,051	1,953
Current assets of discontinued operations	724	1,322
Other assets	4,463	4,149
Other assets of discontinued operations	—	3,908
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$260,541	$298,682
Accounts Receivable
The following table discloses the components of “Accounts receivable, net” as reported in the Consolidated Balance Sheets:

(In thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$514,891	$467,776
Less: Allowance for credit losses	(15,080)	(14,093)
Accounts receivable, net	$499,811	$453,683
Credit loss expense (reversal) related to accounts receivable of continuing operations was $3.8 million, $5.7 million, and $(3.0) million during 2023, 2022, and 2021, respectively. The net credit loss reversal in 2021 was driven by our recovery from COVID-19.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of December 31, 2023 and 2022, respectively:

(In thousands)	As of December 31,
	2023	2022
Accrued rent	$114,489	$86,892
Accrued employee compensation and benefits	73,422	86,630
Accrued taxes	51,209	37,590
Accrued agency commissions and incentives	42,736	31,675
Accrued other	103,764	87,963
Total accrued expenses	$385,620	$330,750

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Loss
The following table discloses the components of “Other income (expense), net” for 2023, 2022 and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Foreign exchange gain (loss)	$11,895	$(39,666)	$(3,062)
Equity in earnings of nonconsolidated affiliates	1,743	1,943	176
Other(1)	(7,235)	663	1,244
Total other income (expense), net	$6,403	$(37,060)	$(1,642)
(1)In 2023, Other primarily consists of expenses related to the CCOH 9.000% Senior Secured Notes issuance and Term Loan Facility prepayment, described further in Note 6, and fair value adjustments of financial assets. This is partially offset by net periodic pension benefit, described further in Note 14.
NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The following tables present the Consolidated Statements of Income (Loss) and net income (loss) per share for each quarter of 2023 and 2022, revised to report results of discontinued operations as a separate component of Consolidated net income (loss) for each period presented in accordance with GAAP.

(In thousands)	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenue	$437,420	$436,138	$530,820	$512,299	$526,786	$503,344	$632,114	$562,247
Operating expenses:
Direct operating expenses(1)	252,603	235,880	266,226	244,073	271,377	241,389	302,480	260,637
Selling, general and administrative expenses(1)	89,895	83,126	89,314	90,182	87,083	90,381	105,351	93,900
Corporate expenses(1)	36,180	45,099	58,316	39,925	34,931	38,299	42,897	38,529
Depreciation and amortization	64,208	51,252	64,502	51,229	57,699	49,871	55,419	65,483
Impairment charges	—	—	—	21,805	—	871	—	—
Other operating expense (income), net	3,920	(4,928)	23	3,741	6,179	1,863	1,647	1,457
Operating income (loss)	(9,386)	25,709	52,439	61,344	69,517	80,670	124,320	102,241
Interest expense, net	(102,500)	(82,599)	(104,733)	(86,485)	(107,391)	(92,620)	(106,810)	(98,895)
Gain on extinguishment of debt	—	—	—	—	3,817	—	—	—
Other income (expense), net	8,780	(5,894)	12,211	(26,401)	(17,269)	(27,968)	2,681	23,203
Income (loss) from continuing operations before income taxes	(103,106)	(62,784)	(40,083)	(51,542)	(51,326)	(39,918)	20,191	26,549
Income tax benefit (expense) attributable to continuing operations	10,501	1,722	1,277	(22,397)	244	21,120	5,195	79,947
Income (loss) from continuing operations	(92,605)	(61,062)	(38,806)	(73,939)	(51,082)	(18,798)	25,386	106,496
Income (loss) from discontinued operations	57,183	(28,667)	2,227	8,622	(211,736)	(19,982)	617	(7,058)
Consolidated net income (loss)	(35,422)	(89,729)	(36,579)	(65,317)	(262,818)	(38,780)	26,003	99,438
Less: Net income (loss) attributable to noncontrolling interests	(510)	139	718	347	672	977	1,226	753
Net income (loss) attributable to the Company	$(34,912)	$(89,868)	$(37,297)	$(65,664)	$(263,490)	$(39,757)	$24,777	$98,685
(1)Excludes depreciation and amortization

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Weighted average common shares outstanding - Basic and Diluted:
Weighted average common shares outstanding – basic	478,501	470,568	482,373	475,125	482,945	475,612	483,027	476,069
Weighted average common shares outstanding – diluted	478,501	470,568	482,373	475,125	482,945	475,612	489,132	481,664

Net income (loss) attributable to the Company per share of common stock - Basic:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.19)	$(0.13)	$(0.08)	$(0.16)	$(0.11)	$(0.04)	$0.05	$0.22
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.12	(0.06)	—	0.02	(0.44)	(0.04)	—	(0.01)
Net income (loss) attributable to the Company per share of common stock - Basic(1)	$(0.07)	$(0.19)	$(0.08)	$(0.14)	$(0.55)	$(0.08)	$0.05	$0.21

Net income (loss) attributable to the Company per share of common stock - Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.19)	$(0.13)	$(0.08)	$(0.16)	$(0.11)	$(0.04)	$0.05	$0.22
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.12	(0.06)	—	0.02	(0.44)	(0.04)	—	(0.01)
Net income (loss) attributable to the Company per share of common stock - Diluted(1)	$(0.07)	$(0.19)	$(0.08)	$(0.14)	$(0.55)	$(0.08)	$0.05	$0.20
(1)Due to rounding, the total may not equal the sum of the line items in the table above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the preparation and reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
February 26, 2024

ITEM 9B.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our executive officers can be found under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is publicly available on our internet website at investor.clearchannel.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, investor.clearchannel.com.
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2023 relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column (A)(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Equity compensation plans approved by security holders(3)	34,359,326(4)	$5.55	13,926,708
Equity compensation plans not approved by security holders	—		—
Total	34,359,326	$5.55	13,926,708
(1)These amounts are based on the maximum number of securities that could be issued based on the terms of the performance awards and include outstanding awards granted to employees of discontinued operations, while the amounts presented in Note 13 to our Consolidated Financial Statements assume a 100% payout of the performance awards granted and exclude outstanding awards granted to employees of discontinued operations.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.
(3)Represents the 2012 Second Amended and Restated Equity Incentive Plan.
(4)This number includes shares subject to outstanding awards granted, of which 3,265,369 shares are subject to outstanding options, 20,163,496 shares are subject to outstanding time-based RSUs and 10,930,461 shares are subject to outstanding PSUs, assuming a maximum level of performance is achieved.
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2023.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements
The following consolidated financial statements are included in Item 8:
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Loss for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2023, 2022 and 2021 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
•Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

(In thousands)	Balance at	Credit Loss	Write-off		Balance
	Beginning	Expense	of Accounts		at End of
Description	of period	(Reversal)	Receivable	Other(1)	Period
Year Ended December 31, 2021	$20,600	$(2,963)	$(3,639)	$49	$14,047
Year Ended December 31, 2022	$14,047	$5,679	$(4,976)	$(657)	$14,093
Year Ended December 31, 2023	$14,093	$3,765	$(2,884)	$106	$15,080
(1)Other primarily includes foreign currency adjustments.
Deferred Tax Asset Valuation Allowance

(In thousands)	Balance at	Charges			Balance
	Beginning	to Costs and			at end of
Description	of Period	Expenses(1)	Reversal(2)	Adjustments(3)	Period
Year Ended December 31, 2021	$191,854	$66,160	$(2,091)	$(3,752)	$252,171
Year Ended December 31, 2022	$252,171	$22,065	$(81,398)	$(12,108)	$180,730
Year Ended December 31, 2023	$180,730	$46,562	$(18,492)	$(1,352)	$207,448
(1)The Company has recorded valuation allowances on deferred tax assets attributable to net operating losses in certain jurisdictions due to uncertainty of its ability to utilize these assets in future periods. During 2023, the Company recorded valuation allowances of $25.9 million and $20.7 million related to domestic deferred tax assets and foreign deferred tax assets, respectively.
(2)The Company reverses valuation allowances on deferred tax assets in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. In 2022, reversals were primarily driven by the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes.
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
4.10
Indenture, dated as of August 22, 2023, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 9.000% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 22, 2023).

4.11	Form of 9.000% Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 22, 2023).
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

Exhibit Number	Description
10.4
Technical amendment to Credit Agreement, dated as of December 31, 2021, among Clear Channel Outdoor Holdings, Inc., the lenders from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 24, 2022).

10.5
Third Amendment to Credit Agreement, dated as of February 20, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 28, 2023).

10.6
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

10.7
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

10.9
First Amendment to ABL Credit Agreement, dated as of June 12, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Receivables-Based Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2023)

10.10
ABL Intercreditor Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as parent borrower, the grantors from time to time party thereto, Deutsche Bank AG New York Branch, as ABL Agent and as Cash Flow Agent, U.S. Bank National Association, as Notes Collateral Agent, and each additional fixed assets debt agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).

10.11§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (incorporated by reference to Exhibit 99.1 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.12§
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.13§
Clear Channel Outdoor Holdings, Inc. 2012 Second Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2021 Annual Meeting of Stockholders filed on March 17, 2021).

10.14§
Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.15§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.16§
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).

10.17§
Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).

10.18§
Form of Restricted Stock Unit Award Agreement (Cash Settle Option) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Holdings, Inc.’s Current Report on Form 8-K filed on October 23, 2020).

Exhibit Number	Description
10.19§
Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).

10.20§
Clear Channel Outdoor Holdings, Inc. 2015 Executive Incentive Plan (incorporated by reference to Exhibit A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.21§
Amended and Restated Employment Agreement, dated as of July 28, 2021, by and between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.22§
Amended and Restated Employment Agreement, dated as of March 7, 2023, by and between Clear Channel Outdoor Holdings, Inc. and Brian Coleman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2023).

10.23§
Second Amended and Restated Employment Agreement, dated as of December 19, 2023, by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.24§
Form of Consulting Agreement by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman to be entered into on March 1, 2024 (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.25§
Employment Agreement, dated as of December 19, 2023, by and between Clear Channel Outdoor Holdings, Inc. and David Sailer (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.26§
Amended and Restated Employment Agreement, dated as of January 20, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 21, 2022).

10.27§
Amended and Restated Employment Agreement, dated as of October 31, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Lynn Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2022).

10.28
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-228986) filed with the Securities and Exchange Commission on March 29, 2019).

10.29
Cooperation Agreement, dated and effective as of January 31, 2024, by and among Clear Channel Outdoor Holdings, Inc. and the Legion Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc’s Current Report on Form 8-K filed on February 1, 2024).

21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clear Channel Outdoor Holdings, Inc. Amended and Restated Clawback Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).
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

Date:	February 26, 2024	CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
By: /s/ Scott R. Wells
Scott R. Wells
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Scott R. Wells	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
Scott R. Wells
/s/ Brian D. Coleman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Brian D. Coleman
/s/ Jason A. Dilger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Jason A. Dilger
/s/ John Dionne	Director	February 26, 2024
John Dionne
/s/ Lisa Hammitt	Director	February 26, 2024
Lisa Hammitt
/s/ Andrew Hobson	Director	February 26, 2024
Andrew Hobson
/s/ Thomas C. King	Director	February 26, 2024
Thomas C. King
/s/ Joe Marchese	Director	February 26, 2024
Joe Marchese
/s/ W. Benjamin Moreland	Director	February 26, 2024
W. Benjamin Moreland
/s/ Mary Teresa Rainey	Director	February 26, 2024
Mary Teresa Rainey
/s/ Raymond T. White	Director	February 26, 2024
Raymond T. White
/s/ Jinhy Yoon	Director	February 26, 2024
Jinhy Yoon