Form 10-Q
period 2024-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2024-05-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2024
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	488,706,668

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$193,236	$251,652
Accounts receivable, net	425,959	499,811
Prepaid expenses	48,830	49,398
Other current assets	22,173	25,227
Current assets of discontinued operations	128,495	131,313
Total Current Assets	818,693	957,401
PROPERTY, PLANT AND EQUIPMENT
Structures, net	463,460	467,261
Other property, plant and equipment, net	183,833	199,083
INTANGIBLE ASSETS AND GOODWILL
Permits, net	657,083	665,687
Other intangible assets, net	235,475	239,187
Goodwill	653,208	656,563
OTHER ASSETS
Operating lease right-of-use assets	1,503,040	1,491,302
Other assets	44,651	45,991
Total Assets	$4,559,443	$4,722,475
CURRENT LIABILITIES
Accounts payable	$63,298	$63,587
Accrued expenses	309,298	385,620
Current operating lease liabilities	211,258	216,578
Accrued interest	78,208	97,671
Deferred revenue	68,462	50,882
Current portion of long-term debt	617	612
Current liabilities of discontinued operations	64,885	68,778
Total Current Liabilities	796,026	883,728
NON-CURRENT LIABILITIES
Long-term debt	5,651,485	5,631,291
Non-current operating lease liabilities	1,328,089	1,326,143
Deferred tax liabilities, net	231,385	231,481
Other liabilities	98,950	100,575
Total Liabilities	8,105,935	8,173,218

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	12,776	12,298
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (494,764,888 shares issued as of March 31, 2024; 494,061,048 shares issued as of December 31, 2023)	4,948	4,941
Additional paid-in capital	3,569,099	3,563,807
Accumulated deficit	(6,870,542)	(6,780,875)
Accumulated other comprehensive loss	(239,135)	(227,344)
Treasury stock (11,044,759 shares held as of March 31, 2024; 11,003,897 shares held as of December 31, 2023)	(23,638)	(23,570)
Total Stockholders' Deficit	(3,546,492)	(3,450,743)
Total Liabilities and Stockholders' Deficit	$4,559,443	$4,722,475

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31,
	2024	2023
Revenue	$481,752	$437,420
Operating expenses:
Direct operating expenses(1)	260,837	252,603
Selling, general and administrative expenses(1)	92,668	89,895
Corporate expenses(1)	40,126	36,180
Depreciation and amortization	54,290	64,208
Other operating expense, net	1,439	3,920
Operating income (loss)	32,392	(9,386)
Interest expense, net	(107,655)	(102,500)
Loss on extinguishment of debt	(4,787)	—
Other income (expense), net	(8,346)	8,780
Loss from continuing operations before income taxes	(88,396)	(103,106)
Income tax benefit (expense) attributable to continuing operations	(267)	10,501
Loss from continuing operations	(88,663)	(92,605)
Income (loss) from discontinued operations	(420)	57,183
Consolidated net loss	(89,083)	(35,422)
Less: Net income (loss) attributable to noncontrolling interests	584	(510)
Net loss attributable to the Company	$(89,667)	$(34,912)

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.18)	$(0.19)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	—	0.12
Net loss attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.19)	$(0.07)
(1)Excludes depreciation and amortization
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31,
	2024	2023
Net loss attributable to the Company	$(89,667)	$(34,912)
Other comprehensive loss:
Foreign currency translation adjustments	(11,796)	(3,680)
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sold businesses(1)	—	(32,862)
Other comprehensive loss	(11,796)	(36,542)
Comprehensive loss	(101,463)	(71,454)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	2
Comprehensive loss attributable to the Company	$(101,458)	$(71,456)
(1)Included in “Income (loss) from discontinued operations” on Consolidated Statements of Loss

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2024
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		584	—	—	(89,667)	—	—	(89,083)
Release of stock awards and exercise of stock options	703,840	—	7	(7)	—	—	(68)	(68)
Share-based compensation		—	—	5,299	—	—	—	5,299
Payments to noncontrolling interests, net		(101)	—	—	—	—	—	(101)
Foreign currency translation adjustments		(5)	—	—	—	(11,791)	—	(11,796)
Balances at March 31, 2024	494,764,888	$12,776	$4,948	$3,569,099	$(6,870,542)	$(239,135)	$(23,638)	$(3,546,492)

	Three Months Ended March 31, 2023
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net loss		(510)	—	—	(34,912)	—	—	(35,422)
Release of stock awards and exercise of stock options	7,686,695	—	77	(77)	—	—	(3,307)	(3,307)
Share-based compensation		—	—	4,124	—	—	—	4,124
Payments from noncontrolling interests, net		96	—	—	—	—	—	96
Foreign currency translation adjustments		2	—	—	—	(3,682)	—	(3,680)
Disposal of Swiss business		—	—	—	—	(32,862)	—	(32,862)
Balances at March 31, 2023	491,325,901	$12,452	$4,913	$3,547,471	$(6,504,865)	$(371,733)	$(22,095)	$(3,333,857)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(89,083)	$(35,422)
Reconciling items:
Depreciation and amortization	54,290	72,963
Non-cash operating lease expense	66,222	85,152
Loss on extinguishment of debt and debt modification expense	16,610	—
Deferred taxes	66	5,412
Share-based compensation	5,299	4,124
Amortization of deferred financing charges and note discounts	2,902	2,887
Credit loss (reversal) expense	(1,074)	2,729
Gain on disposition of business and/or operating assets, net	(4,905)	(96,749)
Foreign exchange transaction gain	(3,793)	(9,137)
Other reconciling items, net	5	278
Changes in operating assets and liabilities, net of effects of disposition:
Decrease in accounts receivable	90,210	110,532
Increase in prepaid expenses and other operating assets	(3,621)	(31,266)
Decrease in accounts payable and accrued expenses	(74,916)	(63,904)
Decrease in operating lease liabilities	(79,134)	(93,357)
(Decrease) increase in accrued interest	(19,383)	29,711
Increase in deferred revenue	9,271	23,599
(Decrease) increase in other operating liabilities	(3,784)	3,356
Net cash (used for) provided by operating activities	(34,818)	10,908
Cash flows from investing activities:
Capital expenditures	(26,204)	(38,427)
Asset acquisitions	(8,637)	(5,675)
Net proceeds from disposition of business and/or assets	7,658	93,523
Other investing activities, net	(148)	(320)
Net cash (used for) provided by investing activities	(27,331)	49,101
Cash flows from financing activities:
Proceeds from long-term debt	1,657,000	—
Payments on long-term debt	(1,635,164)	(5,501)
Debt issuance and modification costs	(16,388)	—
Taxes paid related to net share settlement of equity awards	(68)	(3,307)
Payments (from) to noncontrolling interests, net	(101)	96
Net cash provided by (used for) financing activities	5,279	(8,712)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(760)	1,079
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,630)	52,376
Cash, cash equivalents and restricted cash at beginning of period	260,541	298,682
Cash, cash equivalents and restricted cash at end of period	$202,911	$351,058
Supplemental disclosures:
Cash paid for interest	$127,140	$72,320
Cash paid for income taxes, net of refunds	$6,075	$2,122
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
Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, the financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 26, 2024.
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
Discontinued Operations
As described in the Company’s 2023 Annual Report on Form 10-K, during the third quarter of 2023, the Company’s plan to sell the businesses comprising its Europe-South segment met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows.
Refer to Note 2 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
On March 31, 2023, the Company sold its former business in Switzerland for cash proceeds of $84.9 million (net of direct costs to transact the sale and cash sold), reflected within “Net proceeds from disposition of business and/or assets” in the investing activities of the Consolidated Statement of Cash Flows, and recognized a gain on sale of $96.4 million, included within “Income (loss) from discontinued operations” on the Consolidated Statement of Loss.
Subsequently, in May 2023, the Company entered into an agreement to sell its business in Spain and, in May 2023 and October 2023, respectively, sold its former businesses in Italy and France. The Company’s businesses in these countries, together with its former business in Switzerland, comprised the Company’s entire Europe-South segment.
The Company concluded that, in aggregate, the sales of these businesses met the criteria for discontinued operations presentation in the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented.
Assets and Liabilities of Discontinued Operations
As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. At March 31, 2024 and December 31, 2023, these balances consisted of assets and liabilities of the Company’s business in Spain, which are all classified as current as the sale of this business is expected to close in 2024, upon receipt of regulatory approval and satisfaction of other customary closing conditions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

(In thousands)	March 31, 2024	December 31, 2023
Assets of discontinued operations:
Cash and cash equivalents	$654	$651
Accounts receivable, net	28,964	39,920
Prepaid expenses and other current assets	20,380	12,668
Property, plant and equipment, net	38,244	37,492
Operating lease right-of-use assets	35,496	35,609
Other assets	4,757	4,973
Current assets of discontinued operations	$128,495	$131,313

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$25,696	$29,046
Operating lease liabilities	36,830	37,117
Deferred revenue	818	1,074
Other liabilities	1,541	1,541
Current liabilities of discontinued operations	$64,885	$68,778
Letters of Credit, Surety Bonds and Guarantees
A portion of the Company’s letters of credit and guarantees outstanding at March 31, 2024 related to discontinued operations, as follows:
•Related to the former business in France, the Company has a $20.2 million letter of credit. In connection with the sale of this business, and pursuant to the related share purchase agreement, the Company’s former French business and/or the buyer will either replace, or procure a counter-guarantee of, the Company’s payment obligation under the letter of credit. Additionally, the Company retains an indemnity of $15.7 million related to a surety bond held by the former business in France. The Company has been indemnified by the former French business for this amount and will be released from any remaining obligation by March 2025.
•Related to the business in Spain, the Company had a $6.5 million of letter of credit and $8.5 million of bank guarantees outstanding at March 31, 2024, a portion of which was supported by $0.7 million of cash collateral. These will remain obligations of the Company until the sale of this business closes or, if sooner, their expiration date.
Loss from Discontinued Operations
Discontinued operations for the three months ended March 31, 2024 consists of results from the Company’s business in Spain, whereas discontinued operations for the three months ended March 31, 2023 consists of results from the Company’s business in Spain and former businesses in Switzerland, Italy and France.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended
(In thousands)	March 31,
	2024	2023
Revenue	$22,481	$108,015
Expenses:
Direct operating expenses(1)	19,533	92,247
Selling, general and administrative expenses(1),(2)	3,068	26,427
Depreciation and amortization	—	8,755
Other expense, net	300	1,418
Loss from discontinued operations before gain on disposal and income taxes	(420)	(20,832)
Gain on disposal(3)	—	96,350
Income tax expense attributable to discontinued operations(3)	—	(18,335)
Income (loss) from discontinued operations, net of income taxes	$(420)	$57,183
(1)Excludes depreciation and amortization
(2)Certain costs that were historically allocated to the Company’s Europe-South segment and reported within selling, general and administrative expenses on the Consolidated Statement of Loss have been deemed to be costs of continuing operations and are now reported within corporate expenses on the Consolidated Statement of Loss. As such, $1.9 million of such costs for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation.
(3)The gain on disposal and most of the income tax expense attributable to discontinued operations for the three months ended March 31, 2023 was driven by the sale of the Company’s former business in Switzerland.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(In thousands)	March 31,
	2024	2023
Capital expenditures(1)	$2,169	$5,051
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $1.0 million and $5.6 million of accrued capital expenditures related to discontinued operations that remained unpaid as of March 31, 2024 and 2023, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company’s reportable segment results for continuing operations for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31,
	2024	2023
Revenue
America	$249,777	$236,049
Airports	76,926	53,789
Europe-North	139,393	128,503
Other	15,656	19,079
Total	$481,752	$437,420

Capital Expenditures(1)
America	$8,823	$16,808
Airports	1,639	4,751
Europe-North	9,360	7,066
Other	1,358	1,921
Corporate	2,855	2,830
Total	$24,035	$33,376

Segment Adjusted EBITDA
America	$95,464	$81,365
Airports	19,082	6,264
Europe-North	14,325	7,172
Other	200	369
Total	$129,071	$95,170

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$129,071	$95,170
Less reconciling items:
Corporate expenses(2)	40,126	36,180
Depreciation and amortization	54,290	64,208
Restructuring and other costs(3)	824	248
Other operating expense, net	1,439	3,920
Interest expense, net	107,655	102,500
Loss on extinguishment of debt	4,787	—
Other (income) expense, net	8,346	(8,780)
Loss from continuing operations before income taxes	$(88,396)	$(103,106)
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $9.4 million and $12.4 million of accrued capital expenditures related to continuing operations that remained unpaid as of March 31, 2024 and 2023, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – REVENUE
The Company generates revenue primarily from the sale of advertising on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers in accordance with ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three months ended March 31, 2024 and 2023:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended March 31, 2024
U.S.(1)	$184,432	$142,271	$326,703
Europe(2)	136,768	2,625	139,393
Other(3)	12,920	2,736	15,656
Total	$334,120	$147,632	$481,752
Three Months Ended March 31, 2023
U.S.(1)	$144,557	$145,281	$289,838
Europe(2)	126,451	2,052	128,503
Other(3)	13,413	5,666	19,079
Total	$284,421	$152,999	$437,420
(1)U.S. revenue, which also includes an immaterial amount of revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
(2)Europe revenue is comprised of revenue from the Company’s Europe-North segment.
(3)Other includes the Company’s businesses in Latin America and Singapore.
Revenue from Contracts with Customers
The following table shows the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2024	2023
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$361,039	$317,560
Ending balance	305,159	271,225

Deferred revenue from contracts with customers:
Beginning balance	$25,613	$23,596
Ending balance	38,283	40,484
During the three months ended March 31, 2024 and 2023, respectively, the Company recognized $17.9 million and $19.5 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective years.
The Company’s contracts with customers generally have terms of one year or less. As of March 31, 2024, the Company expected to recognize $103.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2024 and December 31, 2023 consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Term Loan Facility Due 2028(1)	$425,000	$1,260,000
Revolving Credit Facility Due 2026	—	—
Receivables-Based Credit Facility Due 2026	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030(1)	865,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes Due 2028	995,000	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes Due 2029	1,040,000	1,040,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025(2)	—	375,000
Clear Channel International B.V. Term Loan Facility Due 2027(2)	375,000	—
Finance leases	4,093	4,202
Original issue discount	(9,060)	(2,690)
Long-term debt fees	(42,931)	(39,609)
Total debt	5,652,102	5,631,903
Less: Current portion	617	612
Total long-term debt	$5,651,485	$5,631,291
(1)On March 18, 2024, the Company issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds therefrom to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, the Company amended its Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from 2026 to 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and the Company used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal, and $12.5 million of fees and expenses related to these transactions. At March 31, 2024, the Company accrued an additional $2.7 million of unpaid fees and expenses related to these transactions.
(2)On March 22, 2024, the Company’s indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which was issued at a 1% discount. The Company used the proceeds therefrom, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”) and to pay $11.8 million of accrued interest related thereto and $3.9 million of related transaction fees and expenses. At March 31, 2024, the Company accrued an additional $1.9 million of unpaid fees and expenses related to this transaction. As a result of this redemption, CCIBV and the guarantors of the CCIBV Senior Secured Notes have been released from their remaining obligations under the indenture governing such notes, and such indenture has ceased to be of further effect.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.3 billion as of March 31, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of March 31, 2024, the Company was in compliance with all covenants contained in its debt agreements.
Amendment to Senior Secured Credit Facilities
On March 18, 2024, the Senior Secured Credit Agreement, which governs the Company’s Term Loan Facility and Revolving Credit Facility, was amended to, among other things: extend the maturity date of the Term Loan Facility to August 23, 2028, subject to certain conditions; increase the Applicable Rate (as defined therein) for the Term Loan Facility by 50 basis points; and provide for a prepayment penalty in certain circumstances. These amendments are reflected in the information below.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturity
The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans. In August 2023, the Company made a prepayment that satisfied the remaining quarterly payment obligations, and the remaining balance is payable on August 23, 2028, subject to certain conditions.
Prepayments
The Senior Secured Credit Agreement, as amended, provides for a prepayment penalty of 1.00% for certain prepayments of or amendments to the Term Loan Facility effected on or prior to September 18, 2024. Thereafter, the Company may voluntarily repay outstanding term loans under the Senior Secured Credit Facilities without penalty.
CCOH 7.875% Senior Secured Notes Due 2030
On March 18, 2024, the Company completed the sale of $865.0 million in aggregate principal amount of the CCOH 7.875% Senior Secured Notes. The CCOH 7.875% Senior Secured Notes were issued pursuant to an indenture, dated as of March 18, 2024 (the “CCOH 7.875% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent.
The CCOH 7.875% Senior Secured Notes mature on April 1, 2030 and bear interest at a rate of 7.875% per annum. Interest on the CCOH 7.875% Senior Secured Notes is payable to the holders thereof semi-annually on April 1 and October 1 of each year, beginning on October 1, 2024.
Guarantees and Security
The CCOH 7.875% Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by certain of the Company’s wholly-owned existing and future domestic subsidiaries.
The CCOH 7.875% Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in all of the Company’s and the guarantors’ assets securing the Senior Secured Credit Facilities, subject to certain exceptions, on a pari passu basis with the liens on such assets (other than the assets securing the Company’s Receivables-Based Credit Facility), and on a second-priority basis by security interests in all of the Company’s and the guarantors’ assets securing the Company’s Receivables-Based Credit Facility on a first-priority basis, in each case, other than any excluded assets and subject to intercreditor agreements.
The CCOH 7.875% Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness.
Redemptions
The Company may redeem all or a portion of the CCOH 7.875% Senior Secured Notes at the redemption prices set forth in the CCOH 7.875% Senior Secured Notes Indenture.
Certain Covenants
The CCOH 7.875% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of the debt; enter into certain transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens.
CCIBV Term Loan Facility Due 2027
On March 22, 2024 (the “Closing Date”), CCIBV entered into a credit agreement (the “CCIBV Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and J.P. Morgan SE, as lead arranger and bookrunner. The CCIBV Credit Agreement governs the CCIBV Term Loan Facility and the term loans incurred thereunder.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Size and Availability
The CCIBV Term Loan Facility is comprised of two tranches of term loans totaling an aggregate principal amount of $375.0 million: (1) a “fixed rate” tranche of term loans in an aggregate principal amount of $300.0 million (the “Fixed Rate Term Loan Tranche”); and (2) a “floating rate” tranche of term loans in an aggregate principal amount of $75.0 million (the “Floating Rate Term Loan Tranche”).
Interest Rate
The CCIBV Term Loan Facility bears interest: (1) at a fixed rate of 7.5% per annum, payable semi-annually in arrears on April 1 and October 1 of each year for the Fixed Rate Term Loan Tranche and (2) at a floating rate equal to the benchmark rate “Term SOFR” plus 2.25% per annum (subject to a floor rate of 5.25% per annum), payable at one-, three- or six- month intervals, effective April 1, 2024 for the Floating Rate Term Loan Tranche.
Amortization and Maturity
The CCIBV Term Loan Facility matures on April 1, 2027 and has no scheduled amortization payments prior to this date.
Prepayments
The CCIBV Credit Agreement requires CCIBV to make certain mandatory prepayments, subject to certain requirements and exceptions, and permits CCIBV to make voluntary prepayments at its discretion. The Fixed Rate Term Loan Tranche and the Floating Rate Term Loan Tranche will participate in any voluntary or mandatory repayments or prepayments on a pro rata basis.
Guarantees and Security
The CCIBV Term Loan Facility will be guaranteed by certain of CCIBV’s existing and future subsidiaries no later than 120 days from the Closing Date, subject to extension as permitted in accordance with the CCIBV Credit Agreement. The Company will not guarantee or otherwise assume any liability under the CCIBV Term Loan Facility. The CCIBV Term Loan Facility and certain of the guarantees (the “Secured Guarantees”) will be secured, no later than 120 days from the Closing Date, subject to extension as permitted in accordance with the CCIBV Credit Agreement, by security interests in, and pledges over, certain assets and property (including, without limitation, capital stock, material bank accounts and intercompany receivables) of or in CCIBV and its guarantors (the “Security Interests”), in each case subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.
The CCIBV Term Loan Facility is a senior secured obligation that ranks, in right of payment, pari passu to all unsubordinated indebtedness of CCIBV and senior to all subordinated indebtedness of CCIBV and ranks, in right of security, senior to all unsecured and junior lien indebtedness of CCIBV to the extent of the value of the assets that constitute collateral after giving effect to the Security Interests and the Secured Guarantees. The guarantees that are not Secured Guarantees are unsecured senior obligations that rank, in right of payment, pari passu to all unsubordinated indebtedness of the guarantors and senior to all subordinated indebtedness of the guarantors and rank, in right of security, junior to all secured indebtedness of the guarantors to the extent of the value of the assets securing such indebtedness and pari passu to all unsecured indebtedness of the guarantors.
Certain Covenants
The CCIBV Credit Agreement contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things (but subject to certain exceptions): pay dividends, redeem stock or make other distributions or investments; incur additional debt or issue certain preferred stock; transfer or sell assets; create liens on assets; engage in certain transactions with affiliates; create restrictions on dividends or other payments by the restricted subsidiaries; and merge, consolidate or effect other fundamental changes CCIBV’s assets.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of March 31, 2024, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $106.8 million of remaining excess availability, and $48.9 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $89.2 million of excess availability. Additionally, as of March 31, 2024, the Company had $41.5 million and $25.1 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $4.8 million of cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A portion of these letters of credit and guarantees at March 31, 2024 related to discontinued operations that were sold or held for sale as of this date. Please refer to Note 2 for additional information.
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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, employment and benefits related claims, land use and zoning disputes, governmental fines, intellectual property claims, personal injury claims and tax disputes.
NOTE 7 – INCOME TAXES
Income Tax Benefit (Expense) Attributable to Continuing Operations
The Company’s income tax benefit (expense) attributable to continuing operations for the three months ended March 31, 2024 and 2023 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2024	2023
Current tax expense attributable to continuing operations	$(201)	$(888)
Deferred tax benefit (expense) attributable to continuing operations	(66)	11,389
Income tax benefit (expense) attributable to continuing operations	$(267)	$10,501
The effective tax rates for continuing operations for the three months ended March 31, 2024 and 2023 were (0.3)% and 10.2%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Structures(1)	$2,131,175	$2,157,237
Furniture and other equipment	229,287	229,514
Land, buildings and improvements	142,570	143,300
Construction in progress	45,062	57,335
Property, plant and equipment, gross	2,548,094	2,587,386
Less: Accumulated depreciation	(1,900,801)	(1,921,042)
Property, plant and equipment, net	$647,293	$666,344
(1)During the three months ended March 31, 2024, the Company acquired digital billboard structures of $1.1 million as part of asset acquisitions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$753,692	$(96,609)	$746,126	$(80,439)
Transit, street furniture and other outdoor contractual rights	354,015	(324,109)	356,883	(325,357)
Permanent easements	163,283	—	163,293	—
Trademarks	83,569	(41,294)	83,569	(39,214)
Other	945	(934)	1,107	(1,094)
Total intangible assets	$1,355,504	$(462,946)	$1,350,978	$(446,104)
(1)During the three months ended March 31, 2024, the Company acquired permits of $7.7 million as part of asset acquisitions. The acquired permits have amortization periods ranging from 22 to 28 years.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the three months ended March 31, 2024:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2023(1)	$482,937	$24,882	$148,744	$656,563
Foreign currency impact	—	—	(3,355)	(3,355)
Balance as of March 31, 2024	$482,937	$24,882	$145,389	$653,208
(1)The balance at December 31, 2023 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North and $90.4 million for Other, which has been fully impaired.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three months ended March 31, 2024 and 2023:

(In thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Numerators:
Loss from continuing operations	$(88,663)	$(92,605)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	558	(533)
Net loss from continuing operations attributable to the Company	(89,221)	(92,072)
Income (loss) from discontinued operations	(420)	57,183
Less: Net income from discontinued operations attributable to noncontrolling interests	26	23
Net income (loss) from discontinued operations attributable to the Company	(446)	57,160
Net loss attributable to the Company	$(89,667)	$(34,912)

Denominators:
Weighted average common shares outstanding – Basic	483,720	478,501
Weighted average common shares outstanding – Diluted	483,720	478,501

Net loss attributable to the Company per share of common stock — Basic:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.18)	$(0.19)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	—	0.12
Net loss attributable to the Company per share of common stock — Basic(1)	$(0.19)	$(0.07)

Net loss attributable to the Company per share of common stock — Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.18)	$(0.19)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	—	0.12
Net loss attributable to the Company per share of common stock — Diluted(1)	$(0.19)	$(0.07)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards of 28.4 million and 19.2 million shares for the three months ended March 31, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents in the Balance Sheets	$193,236	$251,652
Cash and cash equivalents included in Current assets of discontinued operations	654	651
Restricted cash included in:
Other current assets	3,955	3,051
Current assets of discontinued operations	803	724
Other assets	4,263	4,463
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$202,911	$260,541
Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$438,518	$514,891
Less: Allowance for credit losses	(12,559)	(15,080)
Accounts receivable, net	$425,959	$499,811
Credit loss expense (reversal) related to accounts receivable of continuing operations was $(1.2) million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2024	December 31, 2023
Accrued rent	$88,246	$114,489
Accrued employee compensation and benefits	45,643	73,422
Accrued taxes	36,107	51,209
Accrued agency commissions and incentives	35,975	42,736
Accrued other	103,327	103,764
Total accrued expenses	$309,298	$385,620
Other Income (Expense), Net
During the three months ended March 31, 2024, other expense, net, included $11.8 million of debt modification expense related to the debt transactions the Company completed in March 2024, further described in Note 5.
During the three months ended March 31, 2024 and 2023, the Company recognized net foreign currency transaction gains related to continuing operations of $3.8 million and $8.8 million, respectively.
Other Comprehensive Loss
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive loss during the three months ended March 31, 2024 and 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company's 2023 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays that we own or operate in various markets using assorted digital and traditional display types. We have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (the “U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain and, prior to their sales in 2023, also consisted of operations in Switzerland, Italy and France. Our remaining operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore are disclosed as “Other.” We have conformed the segment disclosures for the prior periods in this MD&A and throughout this Quarterly Report on Form 10-Q to the current period presentation.
Dispositions and Discontinued Operations
In 2023, we sold our businesses in Switzerland, Italy and France on March 31, May 31 and October 31, respectively. Additionally, in May 2023, we entered into an agreement to sell our business in Spain to JCDecaux for cash consideration of approximately $64.3 million. This transaction is expected to close in 2024, upon receipt of regulatory approval and satisfaction of other customary closing conditions. We have used, and intend to continue to use, the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
In aggregate, the sales of our businesses in Switzerland, Italy and France, along with the agreement to sell our business in Spain (collectively comprising our entire Europe-South segment), met the criteria for discontinued operations presentation during the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in the financial statements included in this Quarterly Report on Form 10-Q for all periods presented, resulting in changes to the presentation of certain amounts for prior periods. Unless otherwise noted, the remaining discussion in this MD&A presents the results of continuing operations and excludes amounts related to discontinued operations for all periods presented.
International Sales Processes
In 2023, we initiated processes to sell our businesses comprising our Europe-North segment and our businesses in Latin America. There can be no assurance that these processes will result in any transactions or particular outcomes. We have not set a timetable for completion of these processes, may suspend the processes at any time and may decide not to make further announcements regarding the processes unless and until our Board of Directors approves a course of action for which further disclosure is appropriate.

Macroeconomic Trends and Seasonality
As described in our 2023 Annual Report on Form 10-K, global inflation increased over the last few years and has affected our results due to higher costs, particularly in our European businesses. Although global inflation has slowed from the peak reached in 2022, it remains elevated. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Future fluctuations in these economic indicators are uncertain and could result in further adverse impacts to our reported results. Our international results are also impacted by fluctuations in foreign currency exchange rates, but volatility did not have a significant impact on our reported results for the first quarter of 2024. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Additionally, our segment results are impacted by economic conditions in the specific markets and industries in which we operate as advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product. During 2023, we experienced weakness in revenue within certain of our larger U.S. markets, most notably those in California, as specific macroeconomic trends affecting these markets resulted in lower spend on out-of-home advertising. Improved conditions in these markets resulted in revenue growth compared to the first quarter of 2023.
Due to seasonality, the results for this interim period are not indicative of expected results for the full year. We typically experience our weakest financial performance in the first quarter of the calendar year, which is generally offset during the remainder of the year as our business typically experiences its strongest performance in the second and fourth quarters of the calendar year.
Debt Activity
On March 18, 2024, we issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds therefrom to prepay $835.0 million of borrowings outstanding under our Term Loan Facility. At the same time, we amended our Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from 2026 to 2028, subject to certain conditions.
On March 22, 2024, our indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which mature in 2027, and used the proceeds therefrom to redeem all of the outstanding 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”).
Taken together, these transactions are referred to herein as the “March 2024 Debt Transactions.” Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
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

Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$481,752	$437,420	10.1%
Operating expenses:
Direct operating expenses(1)	260,837	252,603	3.3%
Selling, general and administrative expenses(1)	92,668	89,895	3.1%
Corporate expenses(1)	40,126	36,180	10.9%
Depreciation and amortization	54,290	64,208	(15.4)%
Other operating expense, net	1,439	3,920
Operating income (loss)	32,392	(9,386)
Interest expense, net	(107,655)	(102,500)
Loss on extinguishment of debt	(4,787)	—
Other income (expense), net	(8,346)	8,780
Loss from continuing operations before income taxes	(88,396)	(103,106)
Income tax benefit (expense) attributable to continuing operations	(267)	10,501
Loss from continuing operations	(88,663)	(92,605)
Income (loss) from discontinued operations	(420)	57,183
Consolidated net loss	(89,083)	(35,422)
Less: Net income (loss) attributable to noncontrolling interests	584	(510)
Net loss attributable to the Company	$(89,667)	$(34,912)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue increased $44.3 million, or 10.1%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $3.7 million impact of movements in foreign exchange rates, consolidated revenue increased $40.6 million, or 9.3%, driven by increased demand and, to a lesser extent, the deployment of additional digital displays.
The following table provides information about consolidated digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Digital revenue	$211,796	$184,109	15.0%
Percent of total consolidated revenue	44.0%	42.1%
Digital revenue, excluding movements in foreign exchange rates	$209,264	$184,109	13.7%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $8.2 million, or 3.3%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $2.2 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $6.1 million, or 2.4%, most notably due to higher site lease expense driven by higher revenue, partially offset by the impact of certain contract losses and renegotiations.

The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Site lease expense	$187,951	$184,360	1.9%
Site lease expense, excluding movements in foreign exchange rates	186,899	184,360	1.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	4,824	7,273	(33.7)%
Restructuring and other costs	634	193	228.5%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $2.8 million, or 3.1%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $0.8 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $2.0 million, or 2.2%, primarily driven by higher employee compensation costs. This increase was partially offset by lower credit loss expense.
The following table provides the restructuring and other costs included within SG&A expenses during the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Restructuring and other costs	$190	$55	245.5%
Corporate Expenses
Corporate expenses increased $3.9 million, or 10.9%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $0.3 million impact of movements in foreign exchange rates, corporate expenses increased $3.6 million, or 10.0%, primarily driven by higher employee compensation costs, including share-based compensation, and higher restructuring and other costs.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Share-based compensation expense(1)	$5,277	$4,031	30.9%
Restructuring and other costs (reversals)(2)	2,484	(55)	NM
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Percentage changes that are so large as to not be meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization decreased $9.9 million, or 15.4%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $0.4 million impact of movements in foreign exchange rates, depreciation and amortization decreased $10.3 million, or 16.0%, as certain structures became fully depreciated in the third quarter of 2023.
Other Operating Expense, Net
Other operating expense, net, decreased $2.5 million during the three months ended March 31, 2024 compared to the same period of 2023, primarily driven by a gain on the disposition of certain assets in our America segment during the three months ended March 31, 2024. This decrease was partially offset by costs related to our international sales processes.
Interest Expense, Net
Interest expense, net, increased $5.2 million during the three months ended March 31, 2024 compared to the same period of 2023 driven by higher rates on our Term Loan Facility.

Loss on Extinguishment of Debt
During the three months ended March 31, 2024, we recognized a loss on extinguishment of debt of $4.8 million related to the March 2024 Debt Transactions, including $2.4 million related to the prepayment and amendment of the Term Loan Facility and $2.4 million related to the redemption of the CCIBV Senior Secured Notes.
Other Income (Expense), Net
During the three months ended March 31, 2024, we recognized other expense, net, of $8.3 million, compared to other income, net, of $8.8 million during the same period of 2023. The increase in expense was mainly driven by $11.8 million of debt modification expense related to the March 2024 Debt Transactions. Additionally, we recognized lower net foreign exchange gains in connection with intercompany notes denominated in a currency other than the functional currency.
Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations for the three months ended March 31, 2024 and 2023 were (0.3)% and 10.2%, respectively. These rates were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$249,777	$236,049	5.8%
Direct operating expenses(1)	105,382	104,817	0.5%
SG&A expenses(1)	49,302	49,881	(1.2)%
Segment Adjusted EBITDA	95,464	81,365	17.3%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue increased $13.7 million, or 5.8%, during three months ended March 31, 2024 compared to the same period of 2023. Revenue increased in all regions driven by increased demand for print billboards and, to a lesser extent, the deployment of new digital billboards.
The following table provides information about America digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Digital revenue	$84,219	$78,018	7.9%
Percent of total segment revenue	33.7%	33.1%
Revenue generated from national sales comprised 34.5% and 33.1% of America revenue for the three months ended March 31, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses increased $0.6 million, or 0.5%, during the three months ended March 31, 2024 compared to the same period of 2023 due to higher employee compensation costs, partially offset by a decrease in site lease expense driven by the renegotiation of an existing contract.
The following table provides information about America site lease expense and rent abatements:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Site lease expense	$82,848	$83,030	(0.2)%
Reductions of rent expense on lease and non-lease contracts from rent abatements	15	1,204	(98.8)%

America SG&A Expenses
America SG&A expenses decreased $0.6 million, or 1.2%, during the three months ended March 31, 2024 compared to the same period of 2023. Lower credit loss expense, driven by improved collections and specific reserves recorded in the prior year, was partially offset by higher employee compensation costs, most notably driven by increased sales headcount and pay increases.
Airports Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$76,926	$53,789	43.0%
Direct operating expenses(1)	49,067	39,651	23.7%
SG&A expenses(1)	8,873	7,874	12.7%
Segment Adjusted EBITDA	19,082	6,264	204.6%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Airports Revenue
Airports revenue increased $23.1 million, or 43.0%, during the three months ended March 31, 2024 compared to the same period of 2023 driven by strong demand across the portfolio. A portion of this increase was driven by the normalization of spend as certain customer campaigns were deferred in the first quarter of 2023.
The following table provides information about Airports digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Digital revenue	$42,610	$29,578	44.1%
Percent of total segment revenue	55.4%	55.0%
Revenue generated from national sales comprised 55.2% and 60.1% of Airports revenue for the three months ended March 31, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $9.4 million, or 23.7%, during the three months ended March 31, 2024 compared to the same period of 2023 primarily driven by higher site lease expense resulting from higher revenue.
The following table provides information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Site lease expense	$44,013	$36,250	21.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	4,799	5,507	(12.9)%
Airports SG&A Expenses
Airports SG&A expenses increased $1.0 million, or 12.7%, during the three months ended March 31, 2024 compared to the same period of 2023 due to higher employee compensation costs largely driven by higher sales commissions.

Europe-North Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$139,393	$128,503	8.5%
Direct operating expenses(1)	96,386	96,032	0.4%
SG&A expenses(1)	27,878	25,533	9.2%
Segment Adjusted EBITDA	14,325	7,172	99.7%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $10.9 million, or 8.5%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $3.3 million impact of movements in foreign exchange rates, Europe-North revenue increased $7.6 million, or 5.9%, driven by higher revenue in the U.K., Sweden and Belgium, mainly due to increased demand and the deployment of additional digital displays. This increase was partially offset by the loss of a transit contract in Norway.
The following table provides information about Europe-North digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Digital revenue	$73,497	$65,317	12.5%
Percent of total segment revenue	52.7%	50.8%
Digital revenue, excluding movements in foreign exchange rates	$71,286	$65,317	9.1%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $0.4 million, or 0.4%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $2.1 million impact of movements in foreign exchange rates, Europe-North direct operating expenses decreased $1.7 million, or 1.8%, driven by lower site lease expense primarily due to the contract loss in Norway.
The following table provides information about Europe-North site lease expense and rent abatements:

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Site lease expense	$54,399	$56,734	(4.1)%
Site lease expense, excluding movements in foreign exchange rates	53,439	56,734	(5.8)%
Reductions of rent expense on lease and non-lease contracts from rent abatements	—	479	(100.0)%
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $2.3 million, or 9.2%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the $0.7 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $1.7 million, or 6.5%, driven by higher employee sales commissions and marketing spend.

Other Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2024	2023	Change
Revenue	$15,656	$19,079	(17.9)%
Direct operating expenses(1)	10,002	12,103	(17.4)%
SG&A expenses(1)	6,615	6,607	0.1%
Segment Adjusted EBITDA	200	369	(45.8)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Other revenue decreased $3.4 million, or 17.9%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the impact of movements in foreign exchange rates, Other revenue decreased $3.8 million, or 20.0%, driven by the loss of a contract in Singapore. This decrease was partially offset by higher revenue from our businesses in Latin America.
Other direct operating expenses decreased $2.1 million, or 17.4%, during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses decreased $2.2 million, or 18.1%, driven by the loss of a contract in Singapore. This decrease was partially offset by higher site lease expense in Latin America.
Other SG&A expenses remained flat during the three months ended March 31, 2024 compared to the same period of 2023. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.1 million, or 1.8%.
Income (Loss) from Discontinued Operations
Loss from discontinued operations of $0.4 million during the three months ended March 31, 2024 reflects the net loss generated during the period by operations in Spain.
Income from discontinued operations of $57.2 million during the three months ended March 31, 2023 was driven by a gain on sale of $96.4 million with respect to our former business in Switzerland, which was sold on March 31, 2023. This income was partially offset by the income tax expense related to such sale and net loss collectively generated during the period by operations in France, Italy, Spain and Switzerland.
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
Long-Term Liquidity
Our long-term future cash requirements will depend on many factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities, including the ongoing processes to sell our businesses comprising our Europe-North segment and our businesses in Latin America. In addition, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next six years. We believe that our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events that may result in economic weakness globally or in certain specific markets, higher interest rates, currency fluctuations, and geopolitical events such as the Russia-Ukraine war and the Middle East conflicts. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally and reduce our liquidity over time.

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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the three months ended March 31, 2024 and 2023, we incurred site lease expense for our continuing operations of $188.0 million and $184.4 million, respectively, which are included within direct operating expenses on our Consolidated Statements of Loss. During the three months ended March 31, 2024 and 2023, we reduced our site lease expense for continuing operations by rent abatements of $4.8 million and $7.3 million, respectively.
Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31,
	2024	2023
America	$8,823	$16,808
Airports	1,639	4,751
Europe-North	9,360	7,066
Other	1,358	1,921
Corporate	2,855	2,830
Capital expenditures for continuing operations	24,035	33,376
Capital expenditures for discontinued operations(1)	2,169	5,051
Total capital expenditures(2),(3)	$26,204	$38,427
(1)Capital expenditures for discontinued operations have decreased as the businesses in Switzerland, Italy and France were sold in 2023.
(2)In addition to payments that occurred during the period for capital expenditures, we had $9.4 million and $12.4 million of accrued capital expenditures related to continuing operations that remained unpaid as of March 31, 2024 and 2023, respectively, and $1.0 million and $5.6 million of accrued capital expenditures related to discontinued operations that remained unpaid as of March 31, 2024 and 2023, respectively.
(3)Excludes asset acquisitions.
During the three months ended March 31, 2024 and 2023, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $8.6 million and $5.7 million, respectively. These asset acquisitions primarily consisted of permits and digital billboard structures in 2024 and permits and permanent easements in 2023.

Debt Activity and Service Obligations
In March 2024, we issued $865.0 million aggregate principal amount of CCOH 7.875% Senior Secured Notes, which mature in April 2030, and used a portion of the proceeds therefrom to prepay $835.0 million of the borrowings outstanding under the Term Loan Facility. At the same time, we entered into an amendment to the Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from August 2026 to August 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and we used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, to pay $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal, and to pay $12.5 million of fees and expenses related to these transactions. At March 31, 2024, we accrued an additional $2.7 million of unpaid fees and expenses related to these transactions, which we expect to pay in the second quarter of 2024.
In March 2024, CCIBV entered into the CCIBV Term Loan Facility totaling an aggregate principal amount of $375.0 million, which matures in April 2027. The CCIBV Term Loan Facility, which was issued at 1% discount, is comprised of two tranches of term loans: fixed rate term loans in an aggregate principal amount of $300.0 million that bear interest at 7.5% per annum, and floating rate term loans in an aggregate principal amount of $75.0 million that bear interest equal to Term SOFR plus 2.25% per annum (subject to a floor rate of 5.25% per annum). We used the proceeds from the CCIBV Term Loan Facility, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of CCIBV Senior Secured Notes, which were scheduled to mature in August 2025, and to pay $11.8 million of accrued interest related thereto and $3.9 million of related transaction fees and expenses. At March 31, 2024, we accrued an additional $1.9 million of unpaid fees and expenses related to this transaction, which we expect to pay in the second quarter of 2024.
In accordance with the terms of the Senior Secured Credit Agreement, we were historically required to make principal payments on the Term Loan Facility of $5.0 million quarterly and, accordingly, made such principal payment during the three months ended March 31, 2023. However, the remaining quarterly payment obligations under this agreement were satisfied by a prepayment that we made on the Term Loan Facility in August 2023 using proceeds from the issuance of the 9.000% Senior Secured Notes Due 2028 (the “CCOH 9.000% Senior Secured Notes”). Our next debt maturities are in 2027 when the $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes Due 2027 and the $375.0 million principal amount outstanding under the CCIBV Term Loan Facility become due.
During the three months ended March 31, 2024 and 2023, we paid interest of $127.1 million and $72.3 million, respectively. Approximately $48 million of the increase in interest paid was driven by a change in timing of interest payments due to the early payment of interest in connection with the March 2024 Debt Transactions, as described above, and the first semi-annual interest payment on the CCOH 9.000% Senior Secured Notes, which were issued in August 2023. The remaining increase was primarily driven by higher interest rates on the Term Loan Facility. After giving effect to the March 2024 Debt Transactions, we anticipate having cash interest payment obligations of approximately $309 million during the remainder of the year, including the first semi-annual interest payment on the CCOH 7.875% Senior Secured Notes in October, and $425 million in 2025, assuming that we do not refinance or incur additional debt.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of March 31, 2024, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of March 31, 2024, we had $193.2 million of cash on our balance sheet, including $59.3 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our business in Spain, which is a discontinued operation). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the credit agreement governing the CCIBV Term Loan Facility. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
During the three months ended March 31, 2024, net cash used by operating activities was $34.8 million as cash paid for interest exceeded other net cash inflows from operations. As previously described, cash paid for interest during this period was higher than it was in the same period of the prior year primarily due to the timing of interest payments in connection with the March 2024 Debt Transactions and the August 2023 debt refinancing transaction, as well as higher interest rates on the Term Loan Facility.

During the three months ended March 31, 2023, net cash provided by operating activities was $10.9 million as cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders.
Dispositions
During the three months ended March 31, 2024, we received net cash proceeds from the disposition of assets of $7.7 million.
During the three months ended March 31, 2023, we received net cash proceeds from the disposition of businesses and assets of $93.5 million, primarily related to the sale of our former business in Switzerland.
We expect to receive cash proceeds of approximately $64.3 million from the sale of our business in Spain, which is expected to close in 2024 upon receipt of regulatory approval and satisfaction of other customary closing conditions. We have entered into a hedge arrangement to mitigate exchange rate-risk related to these anticipated proceeds. Pursuant to the terms of the CCIBV Term Loan Facility, we intend to use the net proceeds from the sale, after payment of transaction-related fees and expenses, to payoff outstanding term loans thereunder.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2026 in the amounts set forth below. The table below presents our borrowings and excess availability under these credit facilities as of March 31, 2024:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$150.0	$138.1	$288.1
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	48.9	92.0
Excess availability(3)	$106.8	$89.2	$196.1
(1)The borrowing limit of the Revolving Credit Facility is $150.0 million, with the full $150.0 million of commitments available through August 23, 2024 and $115.8 million available through August 23, 2026. The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $175.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
(2)Letters of credit outstanding under the Revolving Credit Facility at March 31, 2024 included a $20.2 million letter of credit related to our former business in France. In connection with the sale of this business, and pursuant to the related share purchase agreement, our former French business and/or the buyer will either replace, or procure a counter-guarantee of, our payment obligation under the letter of credit. Letters of credit outstanding under the Receivables-Based Credit Facility at March 31, 2024 included a $6.5 million letter of credit related to our business in Spain.
(3)Due to rounding, the total may not equal the sum of the columns or the difference of the line items in the table above.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of less than 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.38 to 1.00 as of March 31, 2024. First lien debt and EBITDA, which both exclude discontinued operations, are presented herein because they are material components of the calculation of the first lien leverage ratio.

First Lien Debt
The following table presents a calculation of our first lien debt as of March 31, 2024:

(In millions)	March 31, 2024
Term Loan Facility	$425.0
Revolving Credit Facility	—
Receivables-Based Credit Facility	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030	865.0
Finance leases	4.1
Less: Cash and cash equivalents	(193.2)
First lien debt(1)	$3,100.9
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $576.5 million is calculated as operating income from continuing operations before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items.
    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash used for operating activities for the four quarters ended March 31, 2024:

Four Quarters Ended
(In millions)	March 31, 2024
EBITDA (as defined by the Senior Secured Credit Agreement)	$576.5
Depreciation and amortization, impairment charges and share-based compensation	(253.5)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges(1)	(26.1)
Other items(2)	(18.3)
Operating income from continuing operations(3)	278.7
Interest expense, net; loss on extinguishment of debt, net; other expense, net; and income tax benefit attributable to continuing operations	(431.8)
Loss from discontinued operations	(209.3)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Reconciling items for non-cash and non-operating activity(4)	735.8
Changes in operating assets and liabilities	(387.8)
Net cash used for operating activities(3)	$(14.5)
(1)Includes expense of $19.0 million for resolution of the investigation of our former indirect, non-wholly owned subsidiary, Clear Media.
(2)Primarily comprised of interest income and costs related to strategic transactions and reviews.
(3)Due to rounding, the total may not equal the sum of the line items in the table above.
(4)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; loss on extinguishment of debt and debt modification expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; loss on disposition of businesses and/or operating assets, net; foreign exchange transaction gain; and other reconciling items.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For a description of the critical accounting estimates, management's judgments and assumptions, and effects if actual results differ from these assumptions, refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about the timing, closing, satisfaction of closing conditions, use of proceeds and benefits of the sales of our European businesses; expectations about certain markets; the conduct of, and expectations about, international business sales processes; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including, but not limited to: continued economic uncertainty, an economic slowdown or a recession; our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; the difficulty, cost and time required to implement our strategy, including optimizing our portfolio, and the fact that we may not realize the anticipated benefits therefrom; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; competition; regulations and consumer concerns regarding privacy, digital services, data protection and the use of artificial intelligence; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations, as well as various actual and proposed environmental, social and governance policies, regulations and disclosure standards; the impact of the processes to sell our businesses comprising our Europe-North segment and our businesses in Latin America; the impact of the recent dispositions or agreements to dispose of the businesses in our Europe-South segment and the potential dispositions of our other international businesses, as well as other strategic transactions or acquisitions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; volatility of our stock price; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the effect of analyst or credit ratings downgrades; our dependence on our senior management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators, municipalities, activists and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. During the three months ended March 31, 2024, fluctuations in foreign currency exchange rates positively impacted reported Segment Adjusted EBITDA for our Europe-North segment by $0.5 million.

For the three months ended March 31, 2024, our Europe-North segment reported Segment Adjusted EBITDA of $14.3 million. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Europe-North Segment Adjusted EBITDA by $1.4 million, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Europe-North Segment Adjusted EBITDA by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or foreign countries or on the results of operations of the foreign entities comprising our Europe-North segment.
In 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Spain, which is expected to close in 2024 upon receipt of regulatory approval and satisfaction of other customary closing conditions.
Interest Rate Risk
Our financial results are affected by changes in interest rates as our Term Loan Facility, Revolving Credit Facility, Receivables-Based Credit Facility and a portion of our CCIBV Term Loan Facility bear interest at variable rates. At March 31, 2024, following the March 2024 Debt Transactions, variable rate debt accounted for approximately 9% of our aggregate principal amount of long-term debt, a significant decrease from 22% as of December 31, 2023.
As described in our 2023 Annual Report on Form 10-K, the U.S. Federal Reserve raised interest rates significantly in 2022 and 2023 in response to high levels of inflation, resulting in an increase to our weighted average cost of debt. However, the federal funds rate has remained steady since July 2023 and this, in combination with the change in our composition of debt as a result of the March 2024 Debt Transactions, resulted in a slight decrease in our weighted average cost of debt from 7.5% at December 31, 2023 to 7.4% at March 31, 2024.
Generally, increases in interest rates adversely impact our reported results. Assuming the current level of borrowings and a 100 basis point increase in the Secured Overnight Financing Rate (“SOFR”), it is estimated that our interest expense for the three months ended March 31, 2024 would have increased by $1.3 million. If future increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Inflation Risk
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. While inflation rates have slowed from the peak reached in 2022, global inflation remains high and, in the past, has affected our results due to higher costs for electricity, labor, rent, materials and equipment. Although the exact impact of inflation on our margins and earnings is indeterminable, we believe we have partially offset higher costs by increasing the effective advertising rates for most of our out-of-home displays.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Information regarding our risk factors is disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31	40,862	$1.66	—	—
February 1 through February 29	—		—	—
March 1 through March 31	—		—	—
Total	40,862	$1.66	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the three months ended March 31, 2024 to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted stock units, which are withheld by us at their fair market value on the date the relevant transaction occurs and added back to treasury stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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
4.1
Indenture, dated as of March 18, 2024, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).

4.2	Form of 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).
10.1
Fifth Amendment to Credit Agreement, dated as of March 18, 2024, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).

10.2
CCIBV Credit Agreement, dated as of March 22, 2024, among Clear Channel International B.V., the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and J.P. Morgan SE, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 25, 2024).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 9, 2024	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer