Form 10-Q
period 2024-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2024-08-07
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                          to

Commission File Number: 001-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		88-0318078
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4830 North Loop 1604 West,	Suite 111
San Antonio,	Texas	78249
(Address of principal executive offices)		(Zip Code)

(210)		547-8800
(Registrant's telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CCO	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	488,946,967

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$189,300	$251,652
Accounts receivable, net	457,782	499,811
Prepaid expenses	48,045	49,398
Other current assets	18,890	25,227
Current assets of discontinued operations	139,657	131,313
Total Current Assets	853,674	957,401
PROPERTY, PLANT AND EQUIPMENT
Structures, net	456,994	467,261
Other property, plant and equipment, net	171,044	199,083
INTANGIBLE ASSETS AND GOODWILL
Permits, net	640,903	665,687
Other intangible assets, net	232,054	239,187
Goodwill	653,382	656,563
OTHER ASSETS
Operating lease right-of-use assets	1,492,680	1,491,302
Other assets	43,632	45,991
Total Assets	$4,544,363	$4,722,475
CURRENT LIABILITIES
Accounts payable	$64,965	$63,587
Accrued expenses	315,495	385,620
Current operating lease liabilities	216,038	216,578
Accrued interest	93,635	97,671
Deferred revenue	79,291	50,882
Current portion of long-term debt	602	612
Current liabilities of discontinued operations	62,944	68,778
Total Current Liabilities	832,970	883,728
NON-CURRENT LIABILITIES
Long-term debt	5,654,084	5,631,291
Non-current operating lease liabilities	1,324,650	1,326,143
Deferred tax liabilities, net	225,660	231,481
Other liabilities	97,576	100,575
Total Liabilities	8,134,940	8,173,218

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	9,559	12,298
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (502,696,833 shares issued as of June 30, 2024; 494,061,048 shares issued as of December 31, 2023)	5,027	4,941
Additional paid-in capital	3,576,566	3,563,807
Accumulated deficit	(6,909,712)	(6,780,875)
Accumulated other comprehensive loss	(243,750)	(227,344)
Treasury stock (13,922,338 shares held as of June 30, 2024; 11,003,897 shares held as of December 31, 2023)	(28,267)	(23,570)
Total Stockholders' Deficit	(3,590,577)	(3,450,743)
Total Liabilities and Stockholders' Deficit	$4,544,363	$4,722,475

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$558,541	$530,820	$1,040,293	$968,240
Operating expenses:
Direct operating expenses(1)	281,625	266,226	542,462	518,829
Selling, general and administrative expenses(1)	98,897	89,314	191,565	179,209
Corporate expenses(1)	44,704	58,316	84,830	94,496
Depreciation and amortization	53,883	64,502	108,173	128,710
Impairment charges	18,073	—	18,073	—
Other operating expense, net	4,622	23	6,061	3,943
Operating income	56,737	52,439	89,129	43,053
Interest expense, net	(107,410)	(104,733)	(215,065)	(207,233)
Loss on extinguishment of debt	—	—	(4,787)	—
Other income (expense), net	(98)	12,211	(8,444)	20,991
Loss from continuing operations before income taxes	(50,771)	(40,083)	(139,167)	(143,189)
Income tax benefit attributable to continuing operations	2,458	1,277	2,191	11,778
Loss from continuing operations	(48,313)	(38,806)	(136,976)	(131,411)
Income from discontinued operations	9,679	2,227	9,259	59,410
Consolidated net loss	(38,634)	(36,579)	(127,717)	(72,001)
Less: Net income attributable to noncontrolling interests	536	718	1,120	208
Net loss attributable to the Company	$(39,170)	$(37,297)	$(128,837)	$(72,209)

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.08)	$(0.28)	$(0.27)
Net income from discontinued operations attributable to the Company per share of common stock	0.02	—	0.02	0.12
Net loss attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.08)	$(0.08)	$(0.26)	$(0.15)
(1)Excludes depreciation and amortization
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to the Company	$(39,170)	$(37,297)	$(128,837)	$(72,209)
Other comprehensive loss:
Foreign currency translation adjustments	(4,615)	(5,238)	(16,411)	(6,077)
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sold businesses(1)	—	(31,945)	—	(67,648)
Other comprehensive loss	(4,615)	(37,183)	(16,411)	(73,725)
Comprehensive loss	(43,785)	(74,480)	(145,248)	(145,934)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(5)	2
Comprehensive loss attributable to the Company	$(43,785)	$(74,480)	$(145,243)	$(145,936)
(1)Included in “Income from discontinued operations” on Consolidated Statements of Loss

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended June 30, 2024
Balances at March 31, 2024	494,764,888	$12,776	$4,948	$3,569,099	$(6,870,542)	$(239,135)	$(23,638)	$(3,546,492)
Net income (loss)		536	—	—	(39,170)	—	—	(38,634)
Release of stock-based awards and exercise of stock options	7,931,945	—	79	(79)	—	—	(4,629)	(4,629)
Share-based compensation		—	—	7,546	—	—	—	7,546
Payments to noncontrolling interests, net		(3,753)	—	—	—	—	—	(3,753)
Foreign currency translation adjustments		—	—	—	—	(4,615)	—	(4,615)
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)

Three Months Ended June 30, 2023
Balances at March 31, 2023	491,325,901	$12,452	$4,913	$3,547,471	$(6,504,865)	$(371,733)	$(22,095)	$(3,333,857)
Net income (loss)		718	—	—	(37,297)	—	—	(36,579)
Release of stock-based awards and exercise of stock options	2,531,180	—	26	(26)	—	—	(1,394)	(1,394)
Share-based compensation		—	—	6,179	—	—	—	6,179
Payments to noncontrolling interests, net		(2,527)	—	—	—	—	—	(2,527)
Foreign currency translation adjustments		—	—	—	—	(5,238)	—	(5,238)
Disposition of business		—	—	—	—	(31,945)	—	(31,945)
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)

	Six Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Six Months Ended June 30, 2024
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		1,120	—	—	(128,837)	—	—	(127,717)
Release of stock-based awards and exercise of stock options	8,635,785	—	86	(86)	—	—	(4,697)	(4,697)
Share-based compensation		—	—	12,845	—	—	—	12,845
Payments to noncontrolling interests, net		(3,854)	—	—	—	—	—	(3,854)
Foreign currency translation adjustments		(5)	—	—	—	(16,406)	—	(16,411)
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)

Six Months Ended June 30, 2023
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		208	—	—	(72,209)	—	—	(72,001)
Release of stock-based awards and exercise of stock options	10,217,875	—	103	(103)	—	—	(4,701)	(4,701)
Share-based compensation		—	—	10,303	—	—	—	10,303
Payments to noncontrolling interests, net		(2,431)	—	—	—	—	—	(2,431)
Foreign currency translation adjustments		2	—	—	—	(6,079)	—	(6,077)
Disposition of businesses		—	—	—	—	(67,648)	—	(67,648)
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(127,717)	$(72,001)
Reconciling items:
Depreciation, amortization and impairment	126,246	144,101
Non-cash operating lease expense	131,819	161,231
Loss on extinguishment of debt and debt modification expense	16,785	—
Deferred taxes	(5,795)	1,411
Share-based compensation	12,845	10,303
Amortization of deferred financing charges and note discounts	5,838	5,794
Credit loss expense	164	1,746
Gain on disposition of businesses and/or operating assets, net	(6,197)	(109,952)
Foreign exchange transaction gain	(3,996)	(21,684)
Other reconciling items, net	(796)	367
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	42,617	60,685
Decrease (increase) in prepaid expenses and other operating assets	3,160	(21,281)
Decrease in accounts payable and accrued expenses	(65,885)	(60,606)
Decrease in operating lease liabilities	(141,260)	(174,762)
(Decrease) increase in accrued interest	(4,035)	3,917
Increase in deferred revenue	18,128	17,307
Decrease in other operating liabilities	(5,893)	(962)
Net cash used for operating activities	(3,972)	(54,386)
Cash flows from investing activities:
Capital expenditures	(51,828)	(75,131)
Asset acquisitions	(8,813)	(11,584)
Net proceeds from disposition of businesses and/or assets	10,305	100,959
Other investing activities, net	(492)	(884)
Net cash (used for) provided by investing activities	(50,828)	13,360
Cash flows from financing activities:
Proceeds from long-term debt	1,657,000	—
Payments on long-term debt	(1,635,270)	(10,802)
Debt issuance and modification costs	(18,890)	(1,034)
Taxes paid related to net share settlement of equity awards	(4,697)	(4,701)
Payments to noncontrolling interests, net	(3,854)	(2,431)
Net cash used for financing activities	(5,711)	(18,968)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,093)	5,040
Net decrease in cash, cash equivalents and restricted cash	(62,604)	(54,954)
Cash, cash equivalents and restricted cash at beginning of period	260,541	298,682
Cash, cash equivalents and restricted cash at end of period	$197,937	$243,728
Supplemental disclosures:
Cash paid for interest	$218,521	$202,664
Cash paid for income taxes, net of refunds	$9,896	$6,574

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
Discontinued Operations
As described in the Company’s 2023 Annual Report on Form 10-K, during the third quarter of 2023, the Company’s plan to sell the businesses comprising its Europe-South segment met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of “Consolidated net loss” in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows.
Refer to Note 2 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
On March 31, 2023, the Company sold its former business in Switzerland for cash proceeds of $84.9 million (net of direct costs to transact the sale and cash sold) and recognized a gain on sale of $96.4 million. On May 31, 2023, the Company sold its former business in Italy for cash proceeds of $4.3 million (net of direct costs to transact the sale and cash sold) and recognized a gain on sale of $11.2 million. Gains related to these sales are included within “Income from discontinued operations” on the Consolidated Statements of Loss, and net cash proceeds are reflected within “Net proceeds from disposition of businesses and/or assets” in the investing activities section of the Consolidated Statement of Cash Flows.
In May 2023, the Company also entered into an agreement to sell its business in Spain, which is expected to close in 2024 upon receipt of regulatory approval and satisfaction of other customary closing conditions. Subsequently, in October 2023, the Company sold its former business in France. The Company’s business in Spain, together with its former businesses in Switzerland, Italy and France, comprised the Company’s entire Europe-South segment.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities of Discontinued Operations
As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. At June 30, 2024 and December 31, 2023, these balances consisted of assets and liabilities of the Company’s business in Spain, which are all classified as current as the sale of this business is expected to close in 2024.
The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

(In thousands)	June 30, 2024	December 31, 2023
Assets of discontinued operations:
Cash and cash equivalents	$657	$651
Accounts receivable, net	44,299	39,920
Prepaid expenses and other current assets	16,264	12,668
Property, plant and equipment, net	40,871	37,492
Operating lease right-of-use assets	32,947	35,609
Other assets	4,619	4,973
Current assets of discontinued operations	$139,657	$131,313

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$25,912	$29,046
Operating lease liabilities	33,902	37,117
Deferred revenue	1,589	1,074
Other liabilities	1,541	1,541
Current liabilities of discontinued operations	$62,944	$68,778
Letters of Credit, Surety Bonds and Guarantees
A portion of the Company’s letters of credit and guarantees outstanding at June 30, 2024 related to discontinued operations, as follows:
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
•Related to the business in Spain, the Company had a $6.5 million of letter of credit and $8.5 million of bank guarantees outstanding at June 30, 2024, a portion of which was supported by $0.7 million of cash collateral. These will remain obligations of the Company until the sale of this business closes or, if sooner, their expiration date.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income from Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2024 consists of results from the Company’s business in Spain, whereas discontinued operations for the three and six months ended June 30, 2023 consists of results from the Company’s business in Spain and former businesses in Switzerland (through March 31, 2023), Italy (through May 31, 2023) and France.
The following table provides details about the major classes of line items constituting “Income from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$31,975	$106,419	$54,456	$214,434
Expenses:
Direct operating expenses(1)	19,341	80,334	38,874	172,581
Selling, general and administrative expenses(1),(2)	3,279	22,869	6,347	49,296
Depreciation and amortization	—	6,636	—	15,391
Other expense (income), net	(324)	5,988	(24)	7,406
Income (loss) from discontinued operations before gain on disposal and income taxes	9,679	(9,408)	9,259	(30,240)
Gain on disposal	—	11,154	—	107,504
Income tax benefit (expense) attributable to discontinued operations(3)	—	481	—	(17,854)
Income from discontinued operations, net of income taxes	$9,679	$2,227	$9,259	$59,410
(1)Excludes depreciation and amortization.
(2)Certain costs that were historically allocated to the Company’s Europe-South segment and reported within selling, general and administrative expenses on the Consolidated Statement of Loss have been deemed to be costs of continuing operations and are now reported within corporate expenses on the Consolidated Statement of Loss. As such, amounts for prior periods totaling $1.0 million and $2.9 million for the three and six months ended June 30, 2023, respectively, have been reclassified to conform to the current period presentation.
(3)Most of the income tax expense attributable to discontinued operations for the six months ended June 30, 2023 was driven by the sale of the Company’s former business in Switzerland.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023
Capital expenditures(1)	$2,790	$6,314	$4,959	$11,365
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $1.2 million and $3.5 million of accrued capital expenditures related to discontinued operations that remained unpaid as of June 30, 2024 and 2023, respectively.

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
The following table presents the Company’s reportable segment results for continuing operations for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
America	$290,207	$287,517	$539,984	$523,566
Airports	86,219	71,045	163,145	124,834
Europe-North	164,735	149,909	304,128	278,412
Other	17,380	22,349	33,036	41,428
Total	$558,541	$530,820	$1,040,293	$968,240

Capital Expenditures(1)
America	$13,450	$18,888	$22,273	$35,696
Airports	1,807	2,559	3,446	7,310
Europe-North	4,768	4,081	14,128	11,147
Other	736	1,036	2,094	2,957
Corporate	2,073	3,826	4,928	6,656
Total	$22,834	$30,390	$46,869	$63,766

Segment Adjusted EBITDA
America	$126,980	$129,513	$222,444	$210,878
Airports	19,082	16,334	38,164	22,598
Europe-North	32,649	26,234	46,974	33,406
Other	6	3,511	206	3,880
Total	$178,717	$175,592	$307,788	$270,762

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$178,717	$175,592	$307,788	$270,762
Less reconciling items:
Corporate expenses(2)	44,704	58,316	84,830	94,496
Depreciation and amortization	53,883	64,502	108,173	128,710
Impairment charges	18,073	—	18,073	—
Restructuring and other costs(3)	698	312	1,522	560
Other operating expense, net	4,622	23	6,061	3,943
Interest expense, net	107,410	104,733	215,065	207,233
Loss on extinguishment of debt	—	—	4,787	—
Other (income) expense, net	98	(12,211)	8,444	(20,991)
Loss from continuing operations before income taxes	$(50,771)	$(40,083)	$(139,167)	$(143,189)
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $10.3 million and $10.9 million of accrued capital expenditures related to continuing operations that remained unpaid as of June 30, 2024 and 2023, respectively.
(2)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal (including estimated costs for legal liabilities), finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments and certain restructuring and other costs are recorded in corporate expenses.
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
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended June 30, 2024
U.S.(1)	$213,154	$163,272	$376,426
Europe(2)	161,707	3,028	164,735
Other(3)	15,077	2,303	17,380
Total	$389,938	$168,603	$558,541

Three Months Ended June 30, 2023
U.S.(1)	$191,691	$166,871	$358,562
Europe(2)	147,160	2,749	149,909
Other(3)	17,320	5,029	22,349
Total	$356,171	$174,649	$530,820

Six Months Ended June 30, 2024
U.S.(1)	$397,586	$305,543	$703,129
Europe(2)	298,475	5,653	304,128
Other(3)	27,997	5,039	33,036
Total	$724,058	$316,235	$1,040,293

Six Months Ended June 30, 2023
U.S.(1)	$336,248	$312,152	$648,400
Europe(2)	273,611	4,801	278,412
Other(3)	30,733	10,695	41,428
Total	$640,592	$327,648	$968,240
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Contracts with Customers
The following table shows the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$305,159	$271,225	$361,039	$317,560
Ending balance	321,715	298,309	321,715	298,309

Deferred revenue from contracts with customers:
Beginning balance	$38,283	$40,484	$25,613	$23,596
Ending balance	42,960	40,947	42,960	40,947
During the three months ended June 30, 2024 and 2023, respectively, the Company recognized $26.3 million and $33.6 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarters. During the six months ended June 30, 2024 and 2023, respectively, the Company recognized $21.3 million and $20.7 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective years.
The Company’s contracts with customers generally have terms of one year or less. As of June 30, 2024, the Company expected to recognize $92.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2024 and December 31, 2023 consisted of the following:

(In thousands)	Maturity	June 30, 2024	December 31, 2023
Receivables-Based Credit Facility	August 2026	$—	$—
Revolving Credit Facility	August 2026	—	—
Term Loan Facility(1)	August 2028	425,000	1,260,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes	August 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes	September 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes(1)	April 2030	865,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	995,000	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	1,040,000	1,040,000
Clear Channel International B.V. 6.625% Senior Secured Notes(2)	August 2025	—	375,000
Clear Channel International B.V. Term Loan Facility(2)	April 2027	375,000	—
Finance leases		3,891	4,202
Original issue discount		(8,391)	(2,690)
Long-term debt fees		(40,814)	(39,609)
Total debt		5,654,686	5,631,903
Less: Current portion		602	612
Total long-term debt		$5,654,084	$5,631,291
(1)On March 18, 2024, the Company issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds therefrom to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, the Company amended its Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from 2026 to 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and the Company used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal and $14.6 million of fees and expenses related to these transactions. At June 30, 2024, the Company had an accrual of $0.7 million for unpaid fees and expenses. Related to these transactions, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $10.0 million.
(2)On March 22, 2024, the Company’s indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which was issued at a 1% discount. The Company used the proceeds therefrom, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”) and to pay $11.8 million of accrued interest related thereto and $4.2 million of related transaction fees and expenses. At June 30, 2024, the Company had an accrual of $1.6 million for unpaid fees and expenses. Related to this transaction, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $2.0 million. As a result of this redemption, CCIBV and the guarantors of the CCIBV Senior Secured Notes have been released from their remaining obligations under the indenture governing such notes, and such indenture has ceased to be of further effect.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.3 billion as of June 30, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of June 30, 2024, the Company was in compliance with all covenants contained in its debt agreements.
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
Prepayments
The Senior Secured Credit Agreement, as amended, provides for a prepayment penalty of 1.00% for certain prepayments of, or amendments to, the Term Loan Facility effected on or prior to September 18, 2024. Thereafter, the Company may voluntarily repay outstanding term loans under the Senior Secured Credit Facilities without penalty.
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
Guarantees and Security
The CCIBV Term Loan Facility is fully guaranteed by certain of CCIBV’s subsidiaries. The Company does not guarantee and has not otherwise assumed any liability under the CCIBV Term Loan Facility. The CCIBV Term Loan Facility and certain of the guarantees thereunder (the “Secured Guarantees”) are secured by security interests in, and pledges over, certain assets and property (including, without limitation, capital stock, material bank accounts and intercompany receivables) of or in CCIBV and its guarantors (the “Security Interests”), in each case subject to certain agreed security principles, permitted liens and other customary exceptions and qualifications.
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
Certain Covenants
The CCIBV Credit Agreement contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things (but subject to certain exceptions): pay dividends, redeem stock or make other distributions or investments; incur additional debt or issue certain preferred stock; transfer or sell assets; create liens on assets; engage in certain transactions with affiliates; create restrictions on dividends or other payments by the restricted subsidiaries; and merge, consolidate or effect other fundamental changes to CCIBV’s assets.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of June 30, 2024, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $106.8 million of remaining excess availability, and $49.8 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $108.2 million of excess availability. Additionally, as of June 30, 2024, the Company had $41.6 million and $24.8 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $5.2 million of cash collateral.
A portion of these letters of credit and guarantees at June 30, 2024 related to discontinued operations that were sold or held for sale as of this date. Please refer to Note 2 for additional information.

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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, employment- and benefits-related claims, land use and zoning disputes, governmental fines, intellectual property claims, personal injury claims and tax disputes.
NOTE 7 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
The Company’s income tax benefit attributable to continuing operations for the three and six months ended June 30, 2024 and 2023 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current tax expense attributable to continuing operations	$(3,403)	$(2,724)	$(3,604)	$(3,612)
Deferred tax benefit attributable to continuing operations	5,861	4,001	5,795	15,390
Income tax benefit attributable to continuing operations	$2,458	$1,277	$2,191	$11,778
The effective tax rates for continuing operations for the three and six months ended June 30, 2024 were 4.8% and 1.6%, respectively, compared to 3.2% and 8.2% for the three and six months ended June 30, 2023, respectively. The effective tax rates for each period were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Structures(1)	$2,119,198	$2,157,237
Furniture and other equipment	229,726	229,514
Land, buildings and improvements	141,956	143,300
Construction in progress	35,438	57,335
Property, plant and equipment, gross	2,526,318	2,587,386
Less: Accumulated depreciation	(1,898,280)	(1,921,042)
Property, plant and equipment, net	$628,038	$666,344
(1)During the six months ended June 30, 2024, the Company acquired digital billboard structures of $1.1 million as part of asset acquisitions.
As a result of impairment tests performed in the second quarter of 2024, the Company reduced the carrying value of “Property, plant and equipment, net” by $8.1 million. Refer to Note 11 for more information.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$753,692	$(112,789)	$746,126	$(80,439)
Transit, street furniture and other outdoor contractual rights	353,252	(324,863)	356,883	(325,357)
Permanent easements(1)	163,459	—	163,293	—
Trademarks	83,569	(43,374)	83,569	(39,214)
Other	986	(975)	1,107	(1,094)
Total intangible assets	$1,354,958	$(482,001)	$1,350,978	$(446,104)
(1)During the six months ended June 30, 2024, the Company acquired permits of $7.7 million and permanent easements of $0.2 million as part of asset acquisitions. The acquired permits have amortization periods ranging from 22 to 28 years.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the six months ended June 30, 2024:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2023(1)	$482,937	$24,882	$148,744	$656,563
Foreign currency impact	—	—	(3,181)	(3,181)
Balance as of June 30, 2024	$482,937	$24,882	$145,563	$653,382
(1)The balance at December 31, 2023 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North and $90.4 million for Other, which has been fully impaired.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and six months ended June 30, 2024 and 2023:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerators:
Loss from continuing operations	$(48,313)	$(38,806)	$(136,976)	$(131,411)
Less: Net income from continuing operations attributable to noncontrolling interests	517	708	1,075	175
Net loss from continuing operations attributable to the Company	(48,830)	(39,514)	(138,051)	(131,586)
Income from discontinued operations	9,679	2,227	9,259	59,410
Less: Net income from discontinued operations attributable to noncontrolling interests	19	10	45	33
Net income from discontinued operations attributable to the Company	9,660	2,217	9,214	59,377
Net loss attributable to the Company	$(39,170)	$(37,297)	$(128,837)	$(72,209)

Denominators:
Weighted average common shares outstanding – Basic	488,740	482,373	486,244	480,448
Weighted average common shares outstanding – Diluted	488,740	482,373	486,244	480,448

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.08)	$(0.28)	$(0.27)
Net income from discontinued operations attributable to the Company per share of common stock	0.02	—	0.02	0.12
Net loss attributable to the Company per share of common stock — Basic and Diluted(1)	$(0.08)	$(0.08)	$(0.26)	$(0.15)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards equivalent to 27.9 million and 20.5 million shares for the three months ended June 30, 2024 and 2023, respectively, and 28.2 million and 19.8 million shares for the six months ended June 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents in the Balance Sheets	$189,300	$251,652
Cash and cash equivalents included in Current assets of discontinued operations	657	651
Restricted cash included in:
Other current assets	2,714	3,051
Current assets of discontinued operations	735	724
Other assets	4,531	4,463
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$197,937	$260,541
Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$470,885	$514,891
Less: Allowance for credit losses	(13,103)	(15,080)
Accounts receivable, net	$457,782	$499,811
Credit loss expense (reversal) related to accounts receivable of continuing operations was $1.1 million and $(0.9) million during the three months ended June 30, 2024 and 2023, respectively, and $0.0 million and $1.7 million during the six months ended June 30, 2024 and 2023, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2024	December 31, 2023
Accrued rent	$84,084	$114,489
Accrued employee compensation and benefits	51,912	73,422
Accrued taxes	41,865	51,209
Accrued agency commissions and incentives	38,518	42,736
Accrued other	99,116	103,764
Total accrued expenses	$315,495	$385,620
Share-Based Compensation
Share-based compensation expense for continuing operations, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was $7.5 million and $6.1 million during the three months ended June 30, 2024 and 2023, respectively, and $12.8 million and $10.1 million during the six months ended June 30, 2024 and 2023, respectively.
On May 15, 2024, the Compensation Committee of the CCOH Board of Directors approved grants of 13.1 million restricted stock units (“RSUs”) and 2.6 million performance stock units (“PSUs”) to certain of its employees as part of those employees’ annual compensation.
•The RSUs vest in three equal installments on each of April 1, 2025, April 1, 2026 and April 1, 2027, provided that the recipient is still employed by, or providing services to, the Company on each such vesting date.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•The PSUs vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on April 1, 2024 and ending on March 31, 2027 (the “Performance Period”). If the Company achieves Relative TSR at the 75th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 50th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 25th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation. Notwithstanding the foregoing, to the extent the Company’s absolute total shareholder return over the Performance Period is less than 0%, the maximum payout shall not be greater than 100% of the target number of shares.
On May 16, 2024, the Company’s stockholders approved the adoption of the 2012 Third Amended and Restated Stock Incentive Plan (the “2024 Plan”), which amends and restates the 2012 Second Amended and Restated Stock Incentive Plan. The 2024 Plan is a broad-based incentive compensation plan that provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants or advisors.
Effective May 31, 2024, certain executive officers of the Company received one-time PSU awards, totaling 6.1 million in aggregate, which are eligible to vest and become earned shares in one-third increments based on achievement of specified stock price performance hurdles of $2.50, $3.25 and $4.25 during the four-year period, beginning on May 31, 2024, subject to additional service-based vesting conditions set forth in the applicable award agreement. The maximum number of shares that may be earned with respect to these PSUs is 100% of the PSUs granted.
As of June 30, 2024, the Company had 37,028,376 shares available for issuance under the 2024 Plan, assuming a 100% payout of the Company’s outstanding performance stock units.
Impairment of Long-Lived Assets
The Company tests its long-lived assets for impairment whenever events and circumstances indicate that their carrying amount may exceed the undiscounted cash flows they are expected to generate. When a long-lived asset or asset group is determined to be unrecoverable, its cost basis is reduced to reflect the current fair market value, and an impairment loss is recognized.
During the second quarter of 2024, in connection with the Company’s ongoing sale process of its businesses in Latin America, the Company identified impairment indicators for the long-lived assets of several of its Latin American businesses (each of which is a separate asset group) and determined certain of these asset groups to be unrecoverable. The Company utilized a market approach to estimate the fair value of each asset group and reduced the carrying values of “Structures, net,” “Other property, plant and equipment, net,” “Operating lease right-of-use assets,” and “Other assets” on the Consolidated Balance Sheet accordingly, resulting in an impairment charge of $18.1 million on the Consolidated Statement of Loss for the three and six months ended June 30, 2024.
Other Income (Expense), Net
The Company recognized net foreign currency transaction gains related to continuing operations of $0.2 million and $12.3 million during the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $21.2 million during the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, other expense, net, included $12.0 million of debt modification expense related to the debt transactions the Company completed in March 2024, further described in Note 5.
Other Comprehensive Loss
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive loss during the three and six months ended June 30, 2024 and 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s 2023 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
International Sales Processes
In 2023, we initiated processes to sell our businesses comprising our Europe-North segment and our businesses in Latin America, which remain ongoing. There can be no assurance that these processes will result in any transactions or particular outcomes. We have not set a timetable for completion of these processes, may suspend the processes at any time and may decide not to make further announcements regarding the processes unless and until our Board of Directors approves a course of action for which further disclosure is appropriate.

Macroeconomic Trends and Seasonality
As described in our 2023 Annual Report on Form 10-K, global inflation increased over the last few years and has affected our results due to higher costs, particularly in our European businesses. Although global inflation has slowed from the peak reached in 2022, it remains elevated. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Future fluctuations in these economic indicators are uncertain and could result in further adverse impacts to our reported results. Our international results are also impacted by fluctuations in foreign currency exchange rates, but volatility did not have a significant impact on our reported results for the first half of 2024. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Additionally, our segment results are impacted by economic conditions in the specific markets and industries in which we operate as advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product. Certain of these trends have affected our financial results:
•In 2023, we experienced weakness in revenue within certain of our larger U.S. markets, most notably those in California, as specific macroeconomic trends affecting these markets resulted in lower spend on out-of-home advertising. Additionally, in the second quarter of 2023, demand for out-of-home advertising in Sweden was negatively impacted by an economic downturn in that country. Improved conditions in these markets have resulted in revenue growth during the first half of 2024 compared to the same period of 2023.
•Continued growth in the travel industry has been a driver of strengthened performance in our Airports segment. As daily passenger volume through U.S. airports has reached record-breaking levels in the first half of 2024, we have experienced strong revenue growth.
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
Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$558,541	$530,820	5.2%	$1,040,293	$968,240	7.4%
Operating expenses:
Direct operating expenses(1)	281,625	266,226	5.8%	542,462	518,829	4.6%
Selling, general and administrative expenses(1)	98,897	89,314	10.7%	191,565	179,209	6.9%
Corporate expenses(1)	44,704	58,316	(23.3)%	84,830	94,496	(10.2)%
Depreciation and amortization	53,883	64,502	(16.5)%	108,173	128,710	(16.0)%
Impairment charges	18,073	—		18,073	—
Other operating expense, net	4,622	23		6,061	3,943
Operating income	56,737	52,439		89,129	43,053
Interest expense, net	(107,410)	(104,733)		(215,065)	(207,233)
Loss on extinguishment of debt	—	—		(4,787)	—
Other income (expense), net	(98)	12,211		(8,444)	20,991
Loss from continuing operations before income taxes	(50,771)	(40,083)		(139,167)	(143,189)
Income tax benefit attributable to continuing operations	2,458	1,277		2,191	11,778
Loss from continuing operations	(48,313)	(38,806)		(136,976)	(131,411)
Income from discontinued operations	9,679	2,227		9,259	59,410
Consolidated net loss	(38,634)	(36,579)		(127,717)	(72,001)
Less: Net income attributable to noncontrolling interests	536	718		1,120	208
Net loss attributable to the Company	$(39,170)	$(37,297)		$(128,837)	$(72,209)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue increased $27.7 million, or 5.2%, during the three months ended June 30, 2024 compared to the same period of 2023. Excluding the $1.0 million impact of movements in foreign exchange rates, consolidated revenue increased $28.7 million, or 5.4%.
Consolidated revenue increased $72.1 million, or 7.4%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $2.7 million impact of movements in foreign exchange rates, consolidated revenue increased $69.4 million, or 7.2%.
In both periods, these increases were driven by higher demand and our continued investment in digital infrastructure throughout the business, with the most significant growth in our Airports and Europe-North segments.

The following table provides information about consolidated digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$258,371	$235,856	9.5%	$470,167	$419,965	12.0%
Percent of total consolidated revenue	46.3%	44.4%		45.2%	43.4%
Digital revenue, excluding movements in foreign exchange rates	$258,501	$235,856	9.6%	$467,765	$419,965	11.4%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $15.4 million, or 5.8%, during the three months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.8 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $16.2 million, or 6.1%.
Consolidated direct operating expenses increased $23.6 million, or 4.6%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $1.4 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $22.2 million, or 4.3%.
In both periods, the largest driver of these increases was higher site lease expense, driven by higher revenue and lower rent abatements, partially offset by the impact of certain contract losses and renegotiations.
The following table provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$204,466	$195,267	4.7%	$392,417	$379,627	3.4%
Site lease expense, excluding movements in foreign exchange rates	205,067	195,267	5.0%	391,966	379,627	3.3%
Reductions of rent expense on lease and non-lease contracts from rent abatements	823	6,951	(88.2)%	5,647	14,224	(60.3)%
Restructuring and other costs(1)	344	—	NM	978	193	NM
(1)Percentage changes that are so large as to not be meaningful have been designated as “NM.”
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $9.6 million, or 10.7%, during the three months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.3 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $9.9 million, or 11.1%.
Consolidated SG&A expenses increased $12.4 million, or 6.9%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $11.9 million, or 6.6%.
In both periods, the largest driver of these increases was higher employee compensation costs, primarily due to higher variable-incentive compensation, increased sales headcount and pay increases.
The following table provides the restructuring and other costs included within SG&A expenses during the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Restructuring and other costs	$354	$312	13.5%	$544	$367	48.2%

Corporate Expenses
Corporate expenses decreased $13.6 million, or 23.3%, and $9.7 million, or 10.2%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, corporate expenses decreased $13.6 million, or 23.4%, and $10.0 million, or 10.6%, during the three- and six-month comparison periods, respectively, primarily driven by a $19.0 million legal liability recorded in the second quarter of 2023 for the resolution of the investigation of the Company’s former indirect, non-wholly-owned subsidiary, Clear Media Limited. Such expense is included in “Restructuring and other costs” in the table below. This corporate expense decrease was partially offset by cost increases of $5.6 million and $9.9 million during the three- and six-month comparison periods, respectively, for higher employee compensation costs (excluding share-based compensation), largely driven by bonuses and insurance benefits, and certain legal costs associated with property and casualty settlements.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Share-based compensation expense(1)	$7,525	$6,116	23.0%	$12,802	$10,147	26.2%
Restructuring and other costs	1,382	19,655	(93.0)%	3,866	19,600	(80.3)%
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
Depreciation and Amortization
Depreciation and amortization decreased $10.6 million, or 16.5%, and $20.5 million, or 16.0%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, as certain structures became fully depreciated in the third quarter of 2023.
Impairment Charges
In the second quarter of 2024, we recognized impairment charges of $18.1 million related to long-lived assets within certain of our Latin American businesses. We did not recognize any impairment charges during 2023.
Other Operating Expense, Net
Other operating expense, net, increased $4.6 million and $2.1 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily driven by higher transaction costs related to our international sales processes and other structural initiatives. During the six-month period, the increase in transaction costs was partially offset by a gain on the disposition of certain assets in our America segment during the first quarter of 2024.
Other operating expense, net, included transaction costs of $5.7 million and $1.9 million during the three months ended June 30, 2024 and 2023, respectively, and $11.9 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively. In each period, these costs were partially offset by net gains on the disposition of operating assets.
Interest Expense, Net
Interest expense, net, increased $2.7 million and $7.8 million during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, driven by higher interest rates.
Loss on Extinguishment of Debt
During the six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $4.8 million related to the March 2024 Debt Transactions, including $2.4 million related to the prepayment and amendment of the Term Loan Facility and $2.4 million related to the redemption of the CCIBV Senior Secured Notes.
Other Income (Expense), Net
During the three months and six months ended June 30, 2024, we recognized other expense, net, of $0.1 million, and $8.4 million, respectively, compared to other income, net, of $12.2 million and $21.0 million during the same periods of 2023, respectively. The increases in expense were largely driven by lower net foreign currency transaction gains recognized in connection with intercompany notes denominated in a currency other than the functional currency. Additionally, during the six months ended June 30, 2024, we incurred $12.0 million of debt modification expense related to the March 2024 Debt Transactions.

Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and six months ended June 30, 2024 were 4.8% and 1.6%, respectively, compared to 3.2% and 8.2% for the three and six months ended June 30, 2023, respectively. The effective tax rates for each period were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$290,207	$287,517	0.9%	$539,984	$523,566	3.1%
Direct operating expenses(1)	109,065	109,156	(0.1)%	214,447	213,973	0.2%
SG&A expenses(1)	54,269	48,848	11.1%	103,571	98,729	4.9%
Segment Adjusted EBITDA	126,980	129,513	(2.0)%	222,444	210,878	5.5%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue increased $2.7 million, or 0.9%, and $16.4 million, or 3.1%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, driven by increased demand and the deployment of new digital billboards. In both periods, most of our U.S. markets experienced revenue growth, led by Miami.
Additionally, during the first half of 2023, America revenue was negatively impacted by weak economic conditions in certain markets, most notably those in California. As conditions in these markets have improved, demand for out-of-home advertising has increased in the current year.
The following table provides information about America digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$102,427	$98,357	4.1%	$186,646	$176,375	5.8%
Percent of total segment revenue	35.3%	34.2%		34.6%	33.7%
Revenue generated from national sales comprised 35.0% of America revenue for both the three months ended June 30, 2024 and 2023, and 34.8% and 34.2% of America revenue for the six months ended June 30, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses decreased $0.1 million, or 0.1%, during the three months ended June 30, 2024 compared to the same period of 2023. Lower site lease expense, driven by the renegotiation of an existing contract and lower revenue-share rent payments, was largely offset by increases in production, installation and maintenance costs.
America direct operating expenses increased $0.5 million, or 0.2%, during the six months ended June 30, 2024 compared to the same period of 2023. Higher employee compensation costs were offset by lower site lease expense driven by the renegotiation of an existing contract.
The following table provides information about America site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$84,703	$85,548	(1.0)%	$167,551	$168,578	(0.6)%
Reductions of rent expense on lease and non-lease contracts from rent abatements	15	2,065	(99.3)%	30	3,269	(99.1)%

America SG&A Expenses
America SG&A expenses increased $5.4 million, or 11.1%, during the three months ended June 30, 2024 compared to the same period of 2023, primarily due to higher employee compensation costs driven by increased sales headcount, pay increases and higher variable-incentive compensation, as well as higher credit loss expense related to specific reserves for certain customers.
America SG&A expenses increased $4.8 million, or 4.9%, during the six months ended June 30, 2024 compared to the same period of 2023, due to higher employee compensation costs driven by increased sales headcount, pay increases and higher variable-incentive compensation. This increase was partially offset by lower credit loss expense driven by improved collections and specific reserves recorded in the prior year.
Airports Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$86,219	$71,045	21.4%	$163,145	$124,834	30.7%
Direct operating expenses(1)	57,757	46,986	22.9%	106,824	86,637	23.3%
SG&A expenses(1)	9,382	7,725	21.4%	18,255	15,599	17.0%
Segment Adjusted EBITDA	19,082	16,334	16.8%	38,164	22,598	68.9%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Airports Revenue
Airports revenue increased $15.2 million, or 21.4%, and $38.3 million, or 30.7%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, driven by strong demand across the portfolio, most significantly at the Port Authority of New York and New Jersey airports and the San Francisco International Airport. Our continued investment in premium inventory in high-volume locations has allowed us to capitalize on this demand, with much of our revenue growth attributable to new advertising customers.
The following table provides information about Airports digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$48,310	$42,147	14.6%	$90,920	$71,725	26.8%
Percent of total segment revenue	56.0%	59.3%		55.7%	57.5%
Revenue generated from national sales comprised 57.7% and 59.7% of Airports revenue for the three months ended June 30, 2024 and 2023, respectively, and 56.5% and 59.8% of Airports revenue for the six months ended June 30, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $10.8 million, or 22.9%, and $20.2 million, or 23.3%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily driven by higher site lease expense resulting from higher revenue and lower rent abatements. We also incurred higher production, installation and maintenance costs related to the growth in revenue.
The following table provides information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$52,827	$42,802	23.4%	$96,840	$79,052	22.5%
Reductions of rent expense on lease and non-lease contracts from rent abatements	799	4,540	(82.4)%	5,598	10,047	(44.3)%

Airports SG&A Expenses
Airports SG&A expenses increased $1.7 million, or 21.4%, and $2.7 million, or 17.0%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, most notably due to higher employee compensation costs largely driven by sales commissions.
Europe-North Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$164,735	$149,909	9.9%	$304,128	$278,412	9.2%
Direct operating expenses(1)	104,002	97,709	6.4%	200,388	193,741	3.4%
SG&A expenses(1)	27,997	26,278	6.5%	55,875	51,811	7.8%
Segment Adjusted EBITDA	32,649	26,234	24.5%	46,974	33,406	40.6%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $14.8 million, or 9.9%, during the three months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.3 million impact of movements in foreign exchange rates, Europe-North revenue increased $15.2 million, or 10.1%.
Europe-North revenue increased $25.7 million, or 9.2%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $3.0 million impact of movements in foreign exchange rates, Europe-North revenue increased $22.8 million, or 8.2%.
In both periods, revenue increased in most of the Europe-North countries in which we operate, most significantly in the U.K. and Sweden, due to increased demand and the deployment of additional digital displays. These increases were partially offset by the loss of a transit contract in Norway.
The following table provides information about Europe-North digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$93,864	$79,535	18.0%	$167,361	$144,852	15.5%
Percent of total segment revenue	57.0%	53.1%		55.0%	52.0%
Digital revenue, excluding movements in foreign exchange rates	$93,761	$79,535	17.9%	$165,047	$144,852	13.9%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $6.3 million, or 6.4%, during the three months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.3 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $6.5 million, or 6.7%, primarily due to higher property taxes, higher rental costs for additional digital displays and higher site lease expense.
Europe-North direct operating expenses increased $6.6 million, or 3.4%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $1.8 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $4.8 million, or 2.5%, mainly driven by higher property taxes and higher rental costs for additional digital displays. These increases were partially offset by lower site lease expense.

The following table provides information about Europe-North site lease expense and rent abatements. In both comparison periods, increases in site lease expense due to higher revenue and new contracts were offset by the impact of the contract loss in Norway and certain contract renegotiations.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$59,242	$58,336	1.6%	$113,641	$115,070	(1.2)%
Site lease expense, excluding movements in foreign exchange rates	59,487	58,336	2.0%	112,926	115,070	(1.9)%
Reductions of rent expense on lease and non-lease contracts from rent abatements	—	342	(100.0)%	—	821	(100.0)%
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $1.7 million, or 6.5%, during the three months ended June 30, 2024 compared to the same period of 2023. The impact of movements in foreign exchange rates was not significant.
Europe-North SG&A expenses increased $4.1 million, or 7.8%, during the six months ended June 30, 2024 compared to the same period of 2023. Excluding the $0.7 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $3.4 million, or 6.6%.
In both periods, these increases were primarily due to higher employee compensation costs driven by pay increases and variable-incentive compensation.
Other Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$17,380	$22,349	(22.2)%	$33,036	$41,428	(20.3)%
Direct operating expenses(1)	10,801	12,375	(12.7)%	20,803	24,478	(15.0)%
SG&A expenses(1)	7,249	6,463	12.2%	13,864	13,070	6.1%
Segment Adjusted EBITDA	6	3,511	(99.8)%	206	3,880	(94.7)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Other revenue decreased $5.0 million, or 22.2%, and $8.4 million, or 20.3%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other revenue decreased $4.3 million, or 19.2%, and $8.1 million, or 19.6%, during the three- and six-month comparison periods, respectively, driven by the loss of a contract in Singapore.
Other direct operating expenses decreased $1.6 million, or 12.7%, and $3.7 million, or 15.0%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses decreased $1.1 million, or 8.5%, and $3.2 million, or 13.3%, during the three- and six-month comparison periods, respectively, driven by the loss of a contract in Singapore.
Other SG&A expenses increased $0.8 million, or 12.2%, and $0.8 million, or 6.1%, during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses increased $1.1 million, or 16.5%, and $1.0 million, or 7.3%, during the three- and six-month comparison periods, respectively.
Income from Discontinued Operations
Income from discontinued operations of $9.7 million and $9.3 million during the three and six months ended June 30, 2024, respectively, reflects the net income generated during these periods by operations in Spain.
Income from discontinued operations of $2.2 million during the three months ended June 30, 2023 reflects a gain on the sale of our former business in Italy of $11.2 million, partially offset by the net loss collectively generated during the three-month period by operations in Italy (through its sale date), France and Spain.

Income from discontinued operations of $59.4 million during the six months ended June 30, 2023 reflects gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively, partially offset by the net loss collectively generated during the six-month period by operations in Switzerland and Italy (through their sale dates), France and Spain, as well as income tax expense related to the sale of our former business in Switzerland.
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
We regularly consider, and enter into discussions with our lenders and other parties related to, potential financing alternatives. In the future, we may need to obtain supplemental liquidity through additional financing from banks or other lenders; public offerings or private placements of debt, equity or equity-linked securities; strategic relationships or other arrangements; or from a combination of these sources. In addition, from time to time we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or to refinance our indebtedness. However, there can be no assurance that financing alternatives or liquidity-generating or debt-refinancing transactions will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints or other factors, many of which are beyond our control. Even if financing alternatives are available, we may not find them suitable or at reasonable interest rates, and the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the six months ended June 30, 2024 and 2023, we incurred site lease expense for our continuing operations of $392.4 million and $379.6 million, respectively, which are included within “Direct operating expenses” on our Consolidated Statements of Loss. During the six months ended June 30, 2024 and 2023, we reduced our site lease expense for continuing operations by rent abatements of $5.6 million and $14.2 million, respectively.

Capital Expenditures and Asset Acquisitions
We made the following capital expenditures during the six months ended June 30, 2024 and 2023:

(In thousands)	Six Months Ended June 30,
	2024	2023
America	$22,273	$35,696
Airports	3,446	7,310
Europe-North	14,128	11,147
Other	2,094	2,957
Corporate	4,928	6,656
Capital expenditures for continuing operations	46,869	63,766
Capital expenditures for discontinued operations(1)	4,959	11,365
Total capital expenditures(2),(3)	$51,828	$75,131
(1)Capital expenditures for discontinued operations have decreased as the businesses in Switzerland, Italy and France were sold in 2023.
(2)In addition to payments that occurred during the period for capital expenditures, we had $10.3 million and $10.9 million of accrued capital expenditures related to continuing operations that remained unpaid as of June 30, 2024 and 2023, respectively, and $1.2 million and $3.5 million of accrued capital expenditures related to discontinued operations that remained unpaid as of June 30, 2024 and 2023, respectively.
(3)Excludes asset acquisitions.
During the six months ended June 30, 2024 and 2023, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $8.8 million and $11.6 million, respectively. These asset acquisitions primarily consisted of digital billboard structures, permits and permanent easements.
Debt Activity and Service Obligations
In March 2024, we issued $865.0 million aggregate principal amount of CCOH 7.875% Senior Secured Notes, which mature in April 2030, and used a portion of the proceeds therefrom to prepay $835.0 million of the borrowings outstanding under the Term Loan Facility. At the same time, we entered into an amendment to the Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from August 2026 to August 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and we used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, to pay $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal, and to pay $14.6 million of fees and expenses related to these transactions. At June 30, 2024, we had an accrual of $0.7 million for unpaid fees and expenses, which we expect to pay in the second half of 2024.
In March 2024, CCIBV entered into the CCIBV Term Loan Facility totaling an aggregate principal amount of $375.0 million, which matures in April 2027. The CCIBV Term Loan Facility, which was issued at 1% discount, is comprised of two tranches of term loans: fixed rate term loans in an aggregate principal amount of $300.0 million that bear interest at 7.5% per annum, and floating rate term loans in an aggregate principal amount of $75.0 million that bear interest equal to Term SOFR plus 2.25% per annum (subject to a floor rate of 5.25% per annum). We used the proceeds from the CCIBV Term Loan Facility, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of CCIBV Senior Secured Notes, which were scheduled to mature in August 2025, and to pay $11.8 million of accrued interest related thereto and $4.2 million of related transaction fees and expenses. At June 30, 2024, we had an accrual of $1.6 million for unpaid fees and expenses, which we expect to pay in the second half of 2024.
In accordance with the terms of the Senior Secured Credit Agreement, we were historically required to make principal payments on the Term Loan Facility of $5.0 million quarterly and, accordingly, made $10.0 million of such principal payments during the six months ended June 30, 2023. However, the remaining quarterly payment obligations under this agreement were satisfied by a prepayment that we made on the Term Loan Facility in August 2023 using proceeds from the issuance of the 9.000% Senior Secured Notes Due 2028 (the “CCOH 9.000% Senior Secured Notes”). Our next debt maturities are in 2027 when the $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes Due 2027 and the $375.0 million principal amount outstanding under the CCIBV Term Loan Facility become due.

During the six months ended June 30, 2024 and 2023, we paid interest of $218.5 million and $202.7 million, respectively. The increase was driven by higher interest rates and the first semi-annual interest payment on the CCOH 9.000% Senior Secured Notes, partially offset by lower interest paid on the Term Loan Facility as the result of the principal prepayments made in August 2023 and March 2024. We anticipate having cash interest payment obligations of approximately $216 million during the remainder of the year, including the first semi-annual interest payment on the CCOH 7.875% Senior Secured Notes in October, and $422 million in 2025, assuming that we do not refinance or incur additional debt.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of June 30, 2024, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of June 30, 2024, we had $189.3 million of cash on our balance sheet, including $44.6 million of cash held outside the U.S. by our subsidiaries (excludes cash held by our business in Spain, which is a discontinued operation). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the credit agreement governing the CCIBV Term Loan Facility. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
During the six months ended June 30, 2024 and 2023, we used net cash for operating activities of $4.0 million and $54.4 million, respectively, as cash paid for interest exceeded other net cash inflows from operations in each period. However, this impact was less significant in the current year compared to the prior year.
Cash paid for interest increased $15.9 million during the six months ended June 30, 2024, compared to the same period of the prior year, due to higher interest rates and timing of interest payments in connection with the issuance of the CCOH 9.000% Senior Secured Notes in August 2023 and the March 2024 Debt Transactions.
Other net cash inflows from operations improved due to the improvement of our underlying business performance and the disposal of certain of our former Europe-South businesses in 2023, particularly France, which generated negative operating cash flow during the six months ended June 30, 2023.
Dispositions
During the six months ended June 30, 2024, we received net cash proceeds from the disposition of assets of $10.3 million. During the six months ended June 30, 2023, we received net cash proceeds from the disposition of businesses and assets of $101.0 million, primarily related to the sales of our former businesses in Switzerland and Italy.
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

Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2026 in the amounts set forth below. The table below presents our borrowings and excess availability under these credit facilities as of June 30, 2024:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$150.0	$158.0	$308.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	49.8	93.0
Excess availability(3)	$106.8	$108.2	$215.0
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
(2)Letters of credit outstanding under the Revolving Credit Facility at June 30, 2024 included a $20.2 million letter of credit related to our former business in France. In connection with the sale of this business, and pursuant to the related share purchase agreement, our former French business and/or the buyer will either replace, or procure a counter-guarantee of, our payment obligation under the letter of credit. Letters of credit outstanding under the Receivables-Based Credit Facility at June 30, 2024 included a $6.5 million letter of credit related to our business in Spain.
(3)Due to rounding, the total may not equal the sum of the columns or the difference of the line items in the table above.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of less than 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.39 to 1.00 as of June 30, 2024. First lien debt and EBITDA, which both exclude discontinued operations, are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of June 30, 2024:

(In millions)	June 30, 2024
Receivables-Based Credit Facility	$—
Revolving Credit Facility	—
Term Loan Facility	425.0
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030	865.0
Finance leases	3.9
Less: Cash and cash equivalents	(189.3)
First lien debt(1)	$3,104.6
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $576.4 million is calculated as operating income from continuing operations before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items.

    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended June 30, 2024:

Four Quarters Ended
(In millions)	June 30, 2024
EBITDA (as defined by the Senior Secured Credit Agreement)	$576.4
Depreciation and amortization, impairment charges and share-based compensation	(262.3)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(8.8)
Other items(1)	(22.3)
Operating income from continuing operations(2)	283.0
Interest expense, net; loss on extinguishment of debt, net; other expense, net; and income tax benefit attributable to continuing operations	(445.6)
Loss from discontinued operations	(201.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(3)	751.4
Changes in operating assets and liabilities	(305.2)
Net cash provided by operating activities(2)	$81.7
(1)Primarily comprised of interest income and costs related to strategic transactions and reviews.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
(3)Includes depreciation, amortization and impairment charges; non-cash operating lease expense; loss on extinguishment of debt and debt modification expense; deferred taxes; share-based compensation; amortization of deferred financing charges and note discounts; credit loss expense; loss on disposition of businesses and/or operating assets, net; foreign exchange transaction loss; and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. For a description of the critical accounting estimates, management's judgments and assumptions, and the potential effects if actual results differ from these assumptions, refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about the timing, closing, satisfaction of closing conditions, use of proceeds and benefits of the sales of our European businesses; expectations about certain markets; the conduct of, and expectations about, international business sales processes; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Fluctuations in foreign currency exchange rates impacted reported Segment Adjusted EBITDA for our Europe-North segment by $(0.1) million and $0.5 million during the three and six months ended June 30, 2024, respectively.
Our Europe-North segment reported Segment Adjusted EBITDA of $32.6 million and $47.0 million for the three and six months ended June 30, 2024, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Europe-North Segment Adjusted EBITDA by $3.3 million and $4.7 million for the three and six months ended June 30, 2024, respectively, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Europe-North Segment Adjusted EBITDA by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or foreign countries or on the results of operations of the foreign entities comprising our Europe-North segment.
In 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the anticipated proceeds from the sale of our business in Spain, which is expected to close in 2024 upon receipt of regulatory approval and satisfaction of other customary closing conditions.
Interest Rate Risk
Our financial results are affected by changes in interest rates as our Term Loan Facility, Revolving Credit Facility, Receivables-Based Credit Facility and a portion of our CCIBV Term Loan Facility bear interest at variable rates. At June 30, 2024, following the March 2024 Debt Transactions, variable-rate debt accounted for approximately 9% of our aggregate principal amount of long-term debt, a significant decrease from 22% as of December 31, 2023.
As described in our 2023 Annual Report on Form 10-K, the U.S. Federal Reserve raised interest rates significantly in 2022 and 2023 in response to high levels of inflation, resulting in an increase to our weighted average cost of debt. However, the federal funds rate has remained steady since July 2023 and this, in combination with the lower proportion of variable-rate debt in our portfolio as a result of the March 2024 Debt Transactions, resulted in a slight decrease in our weighted average cost of debt from 7.5% at December 31, 2023 to 7.4% at June 30, 2024.

Generally, increases in interest rates adversely impact our reported results. Assuming the current level of borrowings and a 100 basis point increase in the Secured Overnight Financing Rate, it is estimated that our interest expense for the three and six months ended June 30, 2024 would have increased by $1.3 million and $2.5 million, respectively. If future increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Conversely, if future interest rates decline, Company management may take actions to capitalize on such movement.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Information regarding our risk factors is disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended June 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30	2,851,106	$1.61	—	—
May 1 through May 31	9,227	1.54	—	—
June 1 through June 30	17,246	1.44	—	—
Total	2,877,579	$1.61	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the period to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted stock units, which are withheld by us at their fair market value on the date the relevant transaction occurs and added back to treasury stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Adoption of Executive Change in Control Severance Plan
On August 5, 2024, the Compensation Committee (the “Committee”) of the Company’s Board of Directors adopted the Clear Channel Outdoor Holdings, Inc. Executive Change in Control Severance Plan (the “Severance Plan”). The Severance Plan will be administered by the Committee.
The Severance Plan provides certain severance pay and benefits to eligible executives participating in the Severance Plan (including named executive officers, Scott Wells, Lynn Feldman, and Jason Dilger, and chief financial officer, David Sailer (the foregoing individuals, collectively, the “Executives”)) whose employment is terminated by the Company or any of its subsidiaries or affiliates (collectively, the “Company Group”) without “cause” or due to a resignation by such participant for “good reason” (each as defined in the Severance Plan, and each, a “Qualifying Termination”) during the 12-month period following the consummation of a Change in Control (as defined in the Severance Plan, and such 12-month period, the “Change in Control Protection Period”) on or after August 5, 2024.
Upon a Qualifying Termination during the Change in Control Protection Period, subject to the participant’s execution and non-revocation of a general release of claims and continued compliance with the participant’s restrictive covenant obligations, the participant will be entitled to receive:

(i)    a cash payment equal to the product of (A) the applicable severance multiple (“Applicable Severance Multiple”) for the participant, multiplied by (B) the sum of such participant’s (1) annual base salary and (2) target annual bonus opportunity, payable in a lump sum as soon as administratively practicable following the date the release becomes effective and non-revocable;
(ii)    a pro-rated portion of the annual bonus the participant was eligible to earn for the calendar year in which the termination date occurs, with the amount paid calculated based on actual performance through the termination date, payable in a lump sum as soon as administratively practicable following the date the release becomes effective and non-revocable;
(iii)    payment of any earned but unpaid annual bonus for the year prior to the year in which the termination date occurs, if any, payable in a lump sum at the same time that any such annual bonuses are paid to similarly-situated employees of the Company Group generally; and
(iv)    subject to the terms of the Severance Plan, payment or reimbursement (at the applicable member of the Company Group’s option) on a monthly basis during the participant’s applicable benefit period (“Applicable Benefit Period”) for the amount the participant is required to pay for such participant and his or her dependents to effect and continue coverage under COBRA.
In the event a participant’s employment with any member of the Company Group terminates (pursuant to a Qualifying Termination or otherwise), all outstanding and unvested equity incentive awards then held by the participant will be treated in accordance with the award agreement applicable to such award or the participant’s employment agreement, as applicable.
The Executives participate in the Severance Plan with the following Applicable Severance Multiples and Applicable Benefit Periods: (i) Scott Wells: 2x Applicable Severance Multiple and 24 months Applicable Benefit Period; (ii) David Sailer and Lynn Feldman: 1.5x Applicable Severance Multiple and 18 months Applicable Benefit Period; and (iii) Jason Dilger: 1x Applicable Severance Multiple and 12 months Applicable Benefit Period. Pursuant to the Severance Plan, the Executives will be required to comply with the restrictive covenant obligations set forth in their respective employment agreements as a condition each such Executive’s participation in the Severance Plan.
The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the terms of the Severance Plan, a copy of which is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019)

3.2
Certificate of Amendment to the Amended Certificate of Incorporation of Clear Channel Outdoor Holding, Inc. (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 filed on May 24, 2024)

3.3	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019)
10.1
Form of Performance Stock Unit Award Agreement (One-Time) under the Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 16, 2024)

10.2
Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on March 29, 2024)

10.3*	Clear Channel Outdoor Holdings, Inc. Executive Change in Control Severance Plan
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
__________________
*    Filed herewith.
**    Furnished herewith.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 7, 2024	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer