Form 10-Q
period 2024-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2024-10-31
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2024
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	489,078,425

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$201,111	$251,652
Accounts receivable, net	495,807	499,811
Prepaid expenses	54,590	49,398
Other current assets	19,888	25,227
Current assets of discontinued operations	134,768	131,313
Total Current Assets	906,164	957,401
PROPERTY, PLANT AND EQUIPMENT
Structures, net	463,238	467,261
Other property, plant and equipment, net	175,442	199,083
INTANGIBLE ASSETS AND GOODWILL
Permits, net	624,723	665,687
Other intangible assets, net	228,562	239,187
Goodwill	662,415	656,563
OTHER ASSETS
Operating lease right-of-use assets	1,538,452	1,491,302
Other assets	45,530	45,991
Total Assets	$4,644,526	$4,722,475
CURRENT LIABILITIES
Accounts payable	$57,080	$63,587
Accrued expenses	322,589	385,620
Current operating lease liabilities	225,561	216,578
Accrued interest	121,757	97,671
Deferred revenue	102,799	50,882
Current portion of long-term debt	570	612
Current liabilities of discontinued operations	74,006	68,778
Total Current Liabilities	904,362	883,728
NON-CURRENT LIABILITIES
Long-term debt	5,656,821	5,631,291
Non-current operating lease liabilities	1,363,170	1,326,143
Deferred tax liabilities, net	219,610	231,481
Other liabilities	98,805	100,575
Total Liabilities	8,242,768	8,173,218

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	10,487	12,298
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (502,934,711 shares issued as of September 30, 2024; 494,061,048 shares issued as of December 31, 2023)	5,029	4,941
Additional paid-in capital	3,583,401	3,563,807
Accumulated deficit	(6,942,252)	(6,780,875)
Accumulated other comprehensive loss	(226,537)	(227,344)
Treasury stock (13,987,744 shares held as of September 30, 2024; 11,003,897 shares held as of December 31, 2023)	(28,370)	(23,570)
Total Stockholders' Deficit	(3,598,242)	(3,450,743)
Total Liabilities and Stockholders' Deficit	$4,644,526	$4,722,475

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$558,988	$526,786	$1,599,281	$1,495,026
Operating expenses:
Direct operating expenses(1)	284,601	271,377	827,063	790,206
Selling, general and administrative expenses(1)	99,845	87,083	291,410	266,292
Corporate expenses(1)	40,948	34,931	125,778	129,427
Depreciation and amortization	57,582	57,699	165,755	186,409
Impairment charges	—	—	18,073	—
Other operating expense, net	3,684	6,179	9,745	10,122
Operating income	72,328	69,517	161,457	112,570
Interest expense, net	(106,995)	(107,391)	(322,060)	(314,624)
Gain (loss) on extinguishment of debt	—	3,817	(4,787)	3,817
Other income (expense), net	(676)	(17,269)	(9,120)	3,722
Loss from continuing operations before income taxes	(35,343)	(51,326)	(174,510)	(194,515)
Income tax benefit attributable to continuing operations	3,800	244	5,991	12,022
Loss from continuing operations	(31,543)	(51,082)	(168,519)	(182,493)
Income (loss) from discontinued operations	(13)	(211,736)	9,246	(152,326)
Consolidated net loss	(31,556)	(262,818)	(159,273)	(334,819)
Less: Net income attributable to noncontrolling interests	984	672	2,104	880
Net loss attributable to the Company	$(32,540)	$(263,490)	$(161,377)	$(335,699)

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.07)	$(0.11)	$(0.35)	$(0.38)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	—	(0.44)	0.02	(0.32)
Net loss attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.07)	$(0.55)	$(0.33)	$(0.70)
(1)Excludes depreciation and amortization
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributable to the Company	$(32,540)	$(263,490)	$(161,377)	$(335,699)
Other comprehensive income (loss):
Foreign currency translation adjustments	17,219	732	808	(5,345)
Reclassification adjustment for realized gains from cumulative translation adjustments and pension related to sold businesses(1)	—	—	—	(67,648)
Other comprehensive income (loss)	17,219	732	808	(72,993)
Comprehensive loss	(15,321)	(262,758)	(160,569)	(408,692)
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	(5)	1	(3)
Comprehensive loss attributable to the Company	$(15,327)	$(262,753)	$(160,570)	$(408,689)
(1)Included in “Income (loss) from discontinued operations” on Consolidated Statements of Loss

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended September 30, 2024
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)
Net income (loss)		984	—	—	(32,540)	—	—	(31,556)
Release of stock-based awards and exercise of stock options	237,878	—	2	(2)	—	—	(103)	(103)
Share-based compensation		—	—	6,837	—	—	—	6,837
Payments to noncontrolling interests, net		(62)	—	—	—	—	—	(62)
Foreign currency translation adjustments		6	—	—	—	17,213	—	17,219
Balances at September 30, 2024	502,934,711	$10,487	$5,029	$3,583,401	$(6,942,252)	$(226,537)	$(28,370)	$(3,598,242)

Three Months Ended September 30, 2023
Balances at June 30, 2023	493,857,081	$10,643	$4,939	$3,553,624	$(6,542,162)	$(408,916)	$(23,489)	$(3,405,361)
Net income (loss)		672	—	—	(263,490)	—	—	(262,818)
Release of stock-based awards and exercise of stock options	152,770	—	1	(1)	—	—	(77)	(77)
Share-based compensation		—	—	5,060	—	—	—	5,060
Payments to noncontrolling interests, net		(63)	—	—	—	—	—	(63)
Foreign currency translation adjustments		(5)	—	—	—	737	—	732
Balances at September 30, 2023	494,009,851	$11,247	$4,940	$3,558,683	$(6,805,652)	$(408,179)	$(23,566)	$(3,662,527)

	Nine Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Nine Months Ended September 30, 2024
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		2,104	—	—	(161,377)	—	—	(159,273)
Release of stock-based awards and exercise of stock options	8,873,663	—	88	(88)	—	—	(4,800)	(4,800)
Share-based compensation		—	—	19,682	—	—	—	19,682
Payments to noncontrolling interests, net		(3,916)	—	—	—	—	—	(3,916)
Foreign currency translation adjustments		1	—	—	—	807	—	808
Balances at September 30, 2024	502,934,711	$10,487	$5,029	$3,583,401	$(6,942,252)	$(226,537)	$(28,370)	$(3,598,242)

Nine Months Ended September 30, 2023
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		880	—	—	(335,699)	—	—	(334,819)
Release of stock-based awards and exercise of stock options	10,370,645	—	104	(104)	—	—	(4,778)	(4,778)
Share-based compensation		—	—	15,363	—	—	—	15,363
Payments to noncontrolling interests, net		(2,494)	—	—	—	—	—	(2,494)
Foreign currency translation adjustments		(3)	—	—	—	(5,342)	—	(5,345)
Disposition of businesses		—	—	—	—	(67,648)	—	(67,648)
Balances at September 30, 2023	494,009,851	$11,247	$4,940	$3,558,683	$(6,805,652)	$(408,179)	$(23,566)	$(3,662,527)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(159,273)	$(334,819)
Reconciling items:
Non-cash operating lease expense	200,288	231,102
Depreciation, amortization and impairment charges	183,828	202,148
(Gain) loss on classification as held for sale and disposition of businesses and/or operating assets, net	(6,580)	91,866
Share-based compensation	19,682	15,363
Amortization of deferred financing charges and note discounts	8,715	8,788
Foreign exchange transaction gain	(4,256)	(7,935)
Credit loss expense	1,107	1,964
Deferred taxes	(12,102)	(1,706)
Loss or gain on extinguishment of debt and debt modification expense, net	16,785	551
Other reconciling items, net	(83)	(107)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	46,325	46,697
Decrease (increase) in prepaid expenses and other operating assets	1,575	(48,384)
Decrease in accounts payable and accrued expenses	(74,082)	(18,353)
Decrease in operating lease liabilities	(211,742)	(245,808)
Increase in accrued interest	24,086	30,030
Increase in deferred revenue	19,897	20,773
(Decrease) increase in other operating liabilities	(3,690)	6,308
Net cash provided by (used for) operating activities	50,480	(1,522)
Cash flows from investing activities:
Capital expenditures	(85,300)	(112,565)
Payments for acquisition of businesses and/or assets, net of cash acquired	(18,067)	(12,140)
Net proceeds from disposition of businesses and/or assets	12,240	103,118
Other investing activities, net	(1,103)	(962)
Net cash used for investing activities	(92,230)	(22,549)
Cash flows from financing activities:
Proceeds from long-term debt	1,657,000	750,000
Payments on long-term debt	(1,635,364)	(683,277)
Debt issuance and modification costs	(20,462)	(12,457)
Taxes paid related to net share settlement of equity awards	(4,800)	(4,778)
Payments to noncontrolling interests, net	(3,916)	(2,494)
Net cash (used for) provided by financing activities	(7,542)	46,994
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(750)	3,045
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,042)	25,968
Cash, cash equivalents and restricted cash at beginning of period	260,541	298,682
Cash, cash equivalents and restricted cash at end of period	$210,499	$324,650
Supplemental disclosures:
Cash paid for interest	$297,118	$283,746
Cash paid for income taxes, net of refunds	$11,349	$8,711

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
Presentation Changes
Certain prior period amounts within the “Cash flows from operating activities” section of the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
Discontinued Operations
As described in the Company’s 2023 Annual Report on Form 10-K, during the third quarter of 2023, the Company’s plan to sell the businesses comprising its Europe-South segment met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of “Consolidated net loss” in the Consolidated Statements of Loss, for all periods presented. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows.
Refer to Note 2 for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
In 2023, the Company sold, or entered into an agreement to sell, its businesses in Switzerland, Italy, Spain and France, which comprised the Company’s entire Europe-South segment, as follows:
•On March 31, 2023, the Company sold its business in Switzerland for cash proceeds of $84.9 million (net of direct costs to transact the sale and cash sold) and recognized a gain on sale of $96.4 million.
•On May 31, 2023, the Company sold its business in Italy for cash proceeds of $4.3 million (net of direct costs to transact the sale and cash sold) and recognized a gain on sale of $11.2 million.
•In May 2023, the Company entered into an agreement to sell its business in Spain to a subsidiary of JCDecaux SE. Since that time and as of September 30, 2024, the transaction was expected to close in 2024. However, on October 28, 2024, the subsidiary of JCDecaux SE terminated the agreement after deciding to withdraw its regulatory filing with the Spanish National Markets and Competition Commission (the “CNMC”) in light of the commitments required by the CNMC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•In July 2023, the Company entered into exclusive discussions to sell its business in France, and, in connection with the anticipated sale, recognized a loss of $200.6 million during the third quarter of 2023. The sale was completed in October 2023.
Gains and losses related to these sales are included within “Income (loss) from discontinued operations” on the Consolidated Statements of Loss, and net cash proceeds are reflected within “Net proceeds from disposition of businesses and/or assets” in the investing activities section of the Consolidated Statements of Cash Flows.
The Company concluded that, in aggregate, the sales of these businesses met the criteria for discontinued operations presentation in the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in these financial statements for all periods presented.
Assets and Liabilities of Discontinued Operations
As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. At September 30, 2024 and December 31, 2023, these balances consisted of assets and liabilities of the Company’s business in Spain, which were all classified as current as the sale of this business was expected to close in 2024. However, on October 28, 2024, the agreement was terminated, as previously described.
The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

(In thousands)	September 30, 2024	December 31, 2023
Assets of discontinued operations:
Cash and cash equivalents	$909	$651
Accounts receivable, net	30,038	39,920
Prepaid expenses and other current assets	13,089	12,668
Property, plant and equipment, net	45,440	37,492
Operating lease right-of-use assets	40,668	35,609
Other assets	4,624	4,973
Current assets of discontinued operations	$134,768	$131,313

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$29,470	$29,046
Operating lease liabilities	41,800	37,117
Deferred revenue	1,190	1,074
Other liabilities	1,546	1,541
Current liabilities of discontinued operations	$74,006	$68,778
Letters of Credit, Surety Bonds and Guarantees
A portion of the Company’s letters of credit and guarantees outstanding at September 30, 2024 related to discontinued operations, as follows:
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
•Related to the business in Spain, the Company had a $6.6 million letter of credit and $8.8 million of bank guarantees outstanding at September 30, 2024, a portion of which was supported by $0.7 million of cash collateral. On October 28, 2024, the agreement to sell the Company’s business in Spain was terminated, as previously described. The letter of credit and bank guarantees remain obligations of the Company.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income (Loss) from Discontinued Operations
Discontinued operations for the three and nine months ended September 30, 2024 consists of results from the Company’s business in Spain, whereas discontinued operations for the three and nine months ended September 30, 2023 consists of results from the Company’s business in Spain and former businesses in Switzerland (through March 31, 2023), Italy (through May 31, 2023) and France.
The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$22,368	$85,680	$76,824	$300,114
Expenses:
Direct operating expenses(1)	18,752	74,796	57,626	247,377
Selling, general and administrative expenses(1)	2,756	19,389	9,103	68,685
Depreciation and amortization	—	348	—	15,739
Other expense, net	873	2,882	849	10,288
Income (loss) from discontinued operations before net loss on disposal and/or classification as held for sale and income taxes	(13)	(11,735)	9,246	(41,975)
Loss on disposal and/or classification as held for sale, net	—	(200,636)	—	(93,132)
Income tax benefit (expense) attributable to discontinued operations(2)	—	635	—	(17,219)
Income (loss) from discontinued operations, net of income taxes	$(13)	$(211,736)	$9,246	$(152,326)
(1)Excludes depreciation and amortization.
(2)Income tax expense attributable to discontinued operations for the nine months ended September 30, 2023 was primarily driven by the sale of the Company’s former business in Switzerland.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023
Capital expenditures(1)	$2,947	$4,764	$7,906	$16,129
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $1.3 million and $3.5 million of accrued capital expenditures related to discontinued operations that remained unpaid as of September 30, 2024 and 2023, respectively.

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
The following table presents the Company’s reportable segment results for continuing operations for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
America	$292,821	$278,760	$832,805	$802,326
Airports	82,331	75,558	245,476	200,392
Europe-North	166,361	149,366	470,489	427,778
Other	17,475	23,102	50,511	64,530
Total	$558,988	$526,786	$1,599,281	$1,495,026

Capital Expenditures(1)
America	$13,406	$16,148	$35,679	$51,844
Airports	3,188	3,072	6,634	10,382
Europe-North	9,707	7,851	23,835	18,998
Other	1,123	1,577	3,217	4,534
Corporate	3,101	4,022	8,029	10,678
Total	$30,525	$32,670	$77,394	$96,436

Segment Adjusted EBITDA
America	$128,372	$121,335	$350,816	$332,213
Airports	16,925	15,522	55,089	38,120
Europe-North	28,314	28,444	75,288	61,850
Other	1,950	3,290	2,156	7,170
Total	$175,561	$168,591	$483,349	$439,353

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$175,561	$168,591	$483,349	$439,353
Less reconciling items:
Corporate expenses(2)	40,948	34,931	125,778	129,427
Depreciation and amortization	57,582	57,699	165,755	186,409
Impairment charges	—	—	18,073	—
Restructuring and other costs(3)	1,019	265	2,541	825
Other operating expense, net	3,684	6,179	9,745	10,122
Interest expense, net	106,995	107,391	322,060	314,624
(Gain) loss on extinguishment of debt	—	(3,817)	4,787	(3,817)
Other (income) expense, net	676	17,269	9,120	(3,722)
Loss from continuing operations before income taxes	$(35,343)	$(51,326)	$(174,510)	$(194,515)
(1)In addition to payments that occurred during the period for capital expenditures, the Company had $11.3 million and $8.7 million of accrued capital expenditures related to continuing operations that remained unpaid as of September 30, 2024 and 2023, respectively.
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
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended September 30, 2024
U.S.(1)	$213,837	$161,315	$375,152
Europe(2)	163,374	2,987	166,361
Other(3)	14,996	2,479	17,475
Total	$392,207	$166,781	$558,988

Three Months Ended September 30, 2023
U.S.(1)	$184,506	$169,812	$354,318
Europe(2)	145,642	3,724	149,366
Other(3)	17,892	5,210	23,102
Total	$348,040	$178,746	$526,786

Nine Months Ended September 30, 2024
U.S.(1)	$611,423	$466,858	$1,078,281
Europe(2)	461,849	8,640	470,489
Other(3)	42,993	7,518	50,511
Total	$1,116,265	$483,016	$1,599,281

Nine Months Ended September 30, 2023
U.S.(1)	$520,754	$481,964	$1,002,718
Europe(2)	419,253	8,525	427,778
Other(3)	48,625	15,905	64,530
Total	$988,632	$506,394	$1,495,026
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue from Contracts with Customers
The following table shows the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$321,715	$298,309	$361,039	$317,560
Ending balance	335,699	304,620	335,699	304,620

Deferred revenue from contracts with customers:
Beginning balance	$42,960	$40,947	$25,613	$23,596
Ending balance	60,408	42,940	60,408	42,940
During the three months ended September 30, 2024 and 2023, respectively, the Company recognized $33.1 million and $34.8 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective quarters. During the nine months ended September 30, 2024 and 2023, respectively, the Company recognized $23.1 million and $22.5 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the respective years.
The Company’s contracts with customers generally have terms of one year or less. As of September 30, 2024, the Company expected to recognize $83.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with the majority of this amount to be recognized over the next five years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2024 and December 31, 2023 consisted of the following:

(In thousands)	Maturity	September 30, 2024	December 31, 2023
Receivables-Based Credit Facility	August 2026	$—	$—
Revolving Credit Facility(1)	August 2026	—	—
Term Loan Facility(2)	August 2028	425,000	1,260,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes	August 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes	September 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes(2)	April 2030	865,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	995,000	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	1,040,000	1,040,000
Clear Channel International B.V. 6.625% Senior Secured Notes(3)	August 2025	—	375,000
Clear Channel International B.V. Term Loan Facility(3)	April 2027	375,000	—
Finance leases		3,870	4,202
Original issue discount		(7,856)	(2,690)
Long-term debt fees		(38,623)	(39,609)
Total debt		5,657,391	5,631,903
Less: Current portion		570	612
Total long-term debt		$5,656,821	$5,631,291
(1)Effective August 23, 2024, the amount of revolving credit commitments available under the Revolving Credit Facility decreased from $150.0 million to $115.8 million, in accordance with the terms of the Senior Secured Credit Agreement and as described in the Company’s 2023 Annual Report on Form 10-K. These commitments will be available through August 23, 2026.
(2)On March 18, 2024, the Company issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds therefrom to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, the Company amended its Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from 2026 to 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and the Company used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal, and $15.4 million of fees and expenses related to these transactions. Related to these transactions, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $10.0 million.
(3)On March 22, 2024, the Company’s indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which was issued at a 1% discount. The Company used the proceeds therefrom, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”) and to pay $11.8 million of accrued interest related thereto and $5.1 million of related transaction fees and expenses. At September 30, 2024, the Company had an accrual of $0.8 million for unpaid fees and expenses. Related to this transaction, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $2.0 million. As a result of this redemption, CCIBV and the guarantors of the CCIBV Senior Secured Notes have been released from their remaining obligations under the indenture governing such notes, and such indenture has ceased to be of further effect.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.5 billion and $5.3 billion as of September 30, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC Section 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of September 30, 2024, the Company was in compliance with all covenants contained in its debt agreements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Amendment to Senior Secured Credit Facilities
On March 18, 2024, the Senior Secured Credit Agreement, which governs the Company’s Revolving Credit Facility and Term Loan Facility, was amended to, among other things, extend the maturity date of the Term Loan Facility to August 23, 2028, subject to certain conditions, and increase the Applicable Rate (as defined therein) for the Term Loan Facility by 50 basis points.
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
The CCOH 7.875% Senior Secured Notes mature on April 1, 2030 and bear interest at a rate of 7.875% per annum. Interest on the CCOH 7.875% Senior Secured Notes is payable to the holders thereof semi-annually on April 1 and October 1 of each year, beginning October 1, 2024.
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
CCIBV Term Loan Facility Due 2027
On March 22, 2024, CCIBV entered into a credit agreement (the “CCIBV Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and J.P. Morgan SE, as lead arranger and bookrunner. The CCIBV Credit Agreement governs the CCIBV Term Loan Facility and the term loans incurred thereunder.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interest Rate
The CCIBV Term Loan Facility bears interest: (1) at a fixed rate of 7.5% per annum, payable semi-annually in arrears on April 1 and October 1 of each year for the Fixed Rate Term Loan Tranche and (2) at a floating rate equal to the benchmark rate “Term SOFR” plus 2.25% per annum (subject to a floor rate of 5.25% per annum), payable at one, three or six-month intervals, effective April 1, 2024 for the Floating Rate Term Loan Tranche.
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
As of September 30, 2024, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $72.6 million of remaining excess availability, and $54.9 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $101.9 million of excess availability. Additionally, as of September 30, 2024, the Company had $43.1 million and $26.0 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $5.4 million of cash collateral.
A portion of these letters of credit and guarantees at September 30, 2024 related to discontinued operations that were sold or held for sale as of this date. Please refer to Note 2 for additional information.

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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, employment and benefits-related claims, land use and zoning disputes, governmental fines, intellectual property claims, personal injury claims and tax disputes.
NOTE 7 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
The Company’s income tax benefit attributable to continuing operations for the three and nine months ended September 30, 2024 and 2023 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current tax expense attributable to continuing operations	$(2,507)	$(2,830)	$(6,111)	$(6,442)
Deferred tax benefit attributable to continuing operations	6,307	3,074	12,102	18,464
Income tax benefit attributable to continuing operations	$3,800	$244	$5,991	$12,022
The effective tax rates for continuing operations for the three and nine months ended September 30, 2024 were 10.8% and 3.4%, respectively, compared to 0.5% and 6.2% for the three and nine months ended September 30, 2023, respectively. The effective tax rates for each period were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Structures	$2,138,507	$2,157,237
Furniture and other equipment	236,468	229,514
Land, buildings and improvements	142,562	143,300
Construction in progress	40,216	57,335
Property, plant and equipment, gross	2,557,753	2,587,386
Less: Accumulated depreciation	(1,919,073)	(1,921,042)
Property, plant and equipment, net	$638,680	$666,344
During the nine months ended September 30, 2024, the Company acquired billboard structures of $1.1 million as part of asset acquisitions in America and $7.8 million of total property, plant and equipment as part of a business acquisition in Norway. Refer to Note 11 for more information on the business acquisition in Norway.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of impairment tests performed in the second quarter of 2024, the Company reduced the carrying value of “Property, plant and equipment, net” by $8.1 million. Refer to Note 11 for more information.
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$753,692	$(128,969)	$746,126	$(80,439)
Transit, street furniture and other outdoor contractual rights	360,024	(332,695)	356,883	(325,357)
Permanent easements(1)	163,107	—	163,293	—
Trademarks	83,569	(45,453)	83,569	(39,214)
Other	1,031	(1,021)	1,107	(1,094)
Total intangible assets	$1,361,423	$(508,138)	$1,350,978	$(446,104)
(1)During the nine months ended September 30, 2024, the Company acquired permits of $7.7 million and permanent easements of $0.2 million as part of asset acquisitions. The acquired permits have amortization periods ranging from 22 to 28 years.
Goodwill
The following table presents changes in the goodwill balance for the Company’s segments with goodwill during the nine months ended September 30, 2024:

(In thousands)	America	Airports	Europe-North	Consolidated
Balance as of December 31, 2023(1)	$482,937	$24,882	$148,744	$656,563
Business acquisition(2)	—	—	1,885	1,885
Foreign currency impact	—	—	3,967	3,967
Balance as of September 30, 2024	$482,937	$24,882	$154,596	$662,415
(1)The balance at December 31, 2023 is net of cumulative impairments of $2.6 billion for America, $79.4 million for Europe-North and $90.4 million for Other, which has been fully impaired.
(2)On August 19, 2024, the Company recognized $1.9 million of goodwill related to a business acquisition in Norway. Refer to Note 11 for more information.
Annual Impairment Tests
The Company performs its annual impairment tests for permanent easements and goodwill as of July 1 of each year, and more frequently as events or changes in circumstances warrant, as described in the Company's 2023 Annual Report on Form 10-K. No impairment was recognized during the nine months ended September 30, 2024 or 2023 as a result of these tests.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and nine months ended September 30, 2024 and 2023:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerators:
Loss from continuing operations	$(31,543)	$(51,082)	$(168,519)	$(182,493)
Less: Net income from continuing operations attributable to noncontrolling interests	959	648	2,034	823
Net loss from continuing operations attributable to the Company	(32,502)	(51,730)	(170,553)	(183,316)
Income (loss) from discontinued operations	(13)	(211,736)	9,246	(152,326)
Less: Net income from discontinued operations attributable to noncontrolling interests	25	24	70	57
Net income (loss) from discontinued operations attributable to the Company	(38)	(211,760)	9,176	(152,383)
Net loss attributable to the Company	$(32,540)	$(263,490)	$(161,377)	$(335,699)

Denominators:
Weighted average common shares outstanding – Basic	488,947	482,945	487,155	481,289
Weighted average common shares outstanding – Diluted	488,947	482,945	487,155	481,289

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.07)	$(0.11)	$(0.35)	$(0.38)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	—	(0.44)	0.02	(0.32)
Net loss attributable to the Company per share of common stock — Basic and Diluted(1)	$(0.07)	$(0.55)	$(0.33)	$(0.70)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards equivalent to 33.9 million and 29.2 million shares for the three months ended September 30, 2024 and 2023, respectively, and 30.1 million and 23.0 million shares for the nine months ended September 30, 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents in the Balance Sheets	$201,111	$251,652
Cash and cash equivalents included in Current assets of discontinued operations	909	651
Restricted cash included in:
Other current assets	2,928	3,051
Current assets of discontinued operations	839	724
Other assets	4,712	4,463
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$210,499	$260,541
Accounts Receivable
The following table discloses the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$508,551	$514,891
Less: Allowance for credit losses	(12,744)	(15,080)
Accounts receivable, net	$495,807	$499,811
Credit loss expense related to accounts receivable of continuing operations was $1.0 million and $0.0 million during the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $1.7 million during the nine months ended September 30, 2024 and 2023, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2024	December 31, 2023
Accrued rent	$91,378	$114,489
Accrued employee compensation and benefits	59,293	73,422
Accrued taxes	50,539	51,209
Accrued agency commissions and incentives	40,415	42,736
Accrued other	80,964	103,764
Total accrued expenses	$322,589	$385,620
Other Income (Expense), Net
The Company recognized net foreign currency transaction gains (losses) related to continuing operations of $0.3 million and $(13.7) million during the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $7.4 million during the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, other expense, net, included $12.0 million of debt modification expense related to the debt transactions the Company completed in March 2024, further described in Note 5. During the three and nine months ended September 30, 2023, other income (expense), net, included $4.4 million of debt modification expense related to the CCOH 9.000% Senior Secured Notes issuance and Term Loan Facility prepayment completed in August 2023, further described in the Company’s 2023 Annual Report on Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023.
Share-Based Compensation
Share-based compensation expense for continuing operations, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was $6.8 million and $5.0 million during the three months ended September 30, 2024 and 2023, respectively, and $19.6 million and $15.1 million during the nine months ended September 30, 2024 and 2023, respectively.
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
As of September 30, 2024, the Company had 37,549,613 shares available for issuance under the 2024 Plan, assuming a 100% payout of the Company’s outstanding performance stock units.
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
During the second quarter of 2024, in connection with the Company’s ongoing sale process of its businesses in Latin America, the Company identified impairment indicators for the long-lived assets of several of its Latin American businesses (each of which is a separate asset group) and determined certain of these asset groups to be unrecoverable. The Company utilized a market approach to estimate the fair value of each asset group and reduced the carrying values of “Structures, net,” “Other property, plant and equipment, net,” “Operating lease right-of-use assets,” and “Other assets” on the Consolidated Balance Sheet accordingly, resulting in an impairment charge of $18.1 million on the Consolidated Statement of Loss for the three months ended June 30, 2024.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Business Acquisition
On August 19, 2024, the Company acquired 100% of the equity interests of the Urban Infrastructure Partner (“UIP”) group for net cash consideration of $9.3 million, which is reflected within “Payments for acquisition of businesses and/or assets, net of cash acquired” in the investing activities section of the Consolidated Statements of Cash Flows. UIP primarily develops and operates urban infrastructure in Norway, including bike-sharing programs and bus shelters. As part of this business acquisition, the Company acquired $7.4 million of net assets, primarily property, plant and equipment, and recognized $1.9 million of goodwill.

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
OVERVIEW
Description of Our Business and Segments
Our revenue is derived from selling advertising space on the out-of-home displays that we own or operate in various markets using assorted digital and printed display types. We have four reportable business segments: America, which consists of our U.S. operations excluding airports; Airports, which includes revenue from U.S. and Caribbean airports; Europe-North, which consists of operations in the United Kingdom (the “U.K.”), the Nordics and several other countries throughout northern and central Europe; and Europe-South, which consists of operations in Spain and, prior to their sales in 2023, also consisted of operations in Switzerland, Italy and France. Our remaining operations in Latin America, including in Mexico, Brazil, Chile and Peru, and in Singapore are disclosed as “Other.”
Dispositions and Discontinued Operations
In 2023, we sold our businesses in Switzerland, Italy and France on March 31, May 31 and October 31, respectively. We have used the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
Additionally, in May 2023, we entered into an agreement to sell our business in Spain to a subsidiary of JCDecaux SE. Since that time and as of September 30, 2024, the transaction was expected to close in 2024. However, on October 28, 2024, the subsidiary of JCDecaux SE terminated the agreement after deciding to withdraw its regulatory filing with the Spanish National Markets and Competition Commission (the “CNMC”) in light of the commitments required by the CNMC.
In aggregate, the sales of our businesses in Switzerland, Italy and France, along with the agreement to sell our business in Spain (collectively comprising our entire Europe-South segment), met the criteria for discontinued operations presentation during the third quarter of 2023. As a result, each of these businesses has been reclassified to discontinued operations in the financial statements included in this Quarterly Report on Form 10-Q for all periods presented. Unless otherwise noted, the remaining discussion in this MD&A presents the results of continuing operations and excludes amounts related to discontinued operations.
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

Macroeconomic Trends and Seasonality
As described in our 2023 Annual Report on Form 10-K, global inflation increased over the last few years and has affected our results due to higher costs, particularly in our European businesses. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve, raised interest rates significantly, resulting in an increase in our weighted average cost of debt. Although inflation remains elevated, it has slowed from the peak reached in 2022, and in September 2024, the U.S. Federal Reserve lowered interest rates. However, future fluctuations in these economic indicators are uncertain. Our international results are also impacted by fluctuations in foreign currency exchange rates, but volatility did not have a significant impact on our reported results for the nine months ended September 30, 2024. The market risks that our business is subject to are further described in Item 3 of Part I of this Quarterly Report on Form 10-Q.
Additionally, our segment results are impacted by economic conditions in the specific markets and industries in which we operate as advertising revenue is highly correlated to, and has historically trended in line with, changes in gross domestic product. Certain of these trends have affected our financial results:
•In 2023, we experienced weakness in revenue within certain of our larger U.S. markets, most notably those in California, as specific macroeconomic trends affecting these markets resulted in lower spend on out-of-home advertising. Also in 2023, demand for out-of-home advertising in Sweden was negatively impacted by an economic downturn in that country. Improved conditions in these markets, along with an increase in demand and digital deployments, have resulted in revenue growth in our America and Europe-North segments in 2024.
•Continued growth in the travel industry has been a driver of strengthened performance in our Airports segment. As daily passenger volume through U.S. airports reached record-breaking levels in 2024, we have experienced strong revenue growth.
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
Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$558,988	$526,786	6.1%	$1,599,281	$1,495,026	7.0%
Operating expenses:
Direct operating expenses(1)	284,601	271,377	4.9%	827,063	790,206	4.7%
Selling, general and administrative expenses(1)	99,845	87,083	14.7%	291,410	266,292	9.4%
Corporate expenses(1)	40,948	34,931	17.2%	125,778	129,427	(2.8)%
Depreciation and amortization	57,582	57,699	(0.2)%	165,755	186,409	(11.1)%
Impairment charges	—	—		18,073	—
Other operating expense, net	3,684	6,179		9,745	10,122
Operating income	72,328	69,517		161,457	112,570
Interest expense, net	(106,995)	(107,391)		(322,060)	(314,624)
Gain (loss) on extinguishment of debt	—	3,817		(4,787)	3,817
Other income (expense), net	(676)	(17,269)		(9,120)	3,722
Loss from continuing operations before income taxes	(35,343)	(51,326)		(174,510)	(194,515)
Income tax benefit attributable to continuing operations	3,800	244		5,991	12,022
Loss from continuing operations	(31,543)	(51,082)		(168,519)	(182,493)
Income (loss) from discontinued operations	(13)	(211,736)		9,246	(152,326)
Consolidated net loss	(31,556)	(262,818)		(159,273)	(334,819)
Less: Net income attributable to noncontrolling interests	984	672		2,104	880
Net loss attributable to the Company	$(32,540)	$(263,490)		$(161,377)	$(335,699)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue increased $32.2 million, or 6.1%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $2.3 million impact of movements in foreign exchange rates, consolidated revenue increased $29.9 million, or 5.7%.
Consolidated revenue increased $104.3 million, or 7.0%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $5.0 million impact of movements in foreign exchange rates, consolidated revenue increased $99.3 million, or 6.6%.
In both periods, these increases were driven by higher demand and our continued investment in digital infrastructure, with revenue growth across the America, Airports and Europe-North business segments.

The following table provides information about consolidated digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$258,092	$239,056	8.0%	$728,259	$659,021	10.5%
Percent of total consolidated revenue	46.2%	45.4%		45.5%	44.1%
Digital revenue, excluding movements in foreign exchange rates	$257,293	$239,056	7.6%	$725,058	$659,021	10.0%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $13.2 million, or 4.9%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $1.4 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $11.9 million, or 4.4%.
Consolidated direct operating expenses increased $36.9 million, or 4.7%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $2.8 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $34.1 million, or 4.3%.
In both periods, site lease expense increased due to higher revenue, lower rent abatements and new contracts, but these increases were partially offset by the impact of certain contract losses and renegotiations. The following table provides additional information about site lease expense and certain other drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$204,520	$201,601	1.4%	$596,937	$581,228	2.7%
Site lease expense, excluding movements in foreign exchange rates	204,017	201,601	1.2%	595,983	581,228	2.5%
Reductions of rent expense on lease and non-lease contracts from rent abatements	260	4,403	(94.1)%	5,907	18,627	(68.3)%
Restructuring and other costs(1)	86	2	NM	1,064	195	NM
(1)Percentage changes that are so large as to not be meaningful have been designated as “NM.”
The remaining increase in consolidated direct operating expenses in both periods primarily resulted from higher property taxes, higher rental costs for additional digital displays, and higher production, installation and maintenance costs associated with revenue growth.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $12.8 million, or 14.7%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $0.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $12.7 million, or 14.6%.
Consolidated SG&A expenses increased $25.1 million, or 9.4%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $0.6 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $24.6 million, or 9.2%.
In both periods, the largest driver of these increases was higher employee compensation costs, primarily due to higher variable-incentive compensation, pay increases and increased sales headcount. Additionally, property tax expense was lower in the prior year due to a legal settlement.
The following table provides the restructuring and other costs included within SG&A expenses during the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Restructuring and other costs(1)	$933	$263	NM	$1,477	$630	NM
(1)Percentage changes that are so large as to not be meaningful have been designated as “NM.”

Corporate Expenses
Corporate expenses increased $6.0 million, or 17.2%, and decreased $3.6 million, or 2.8%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, corporate expenses increased $6.0 million, or 17.2%, and decreased $4.0 million, or 3.1%, during the three and nine-month periods, respectively.
In both periods, we incurred higher employee compensation costs, largely driven by insurance benefits and bonuses, and certain legal costs associated with property and casualty settlements. Such cost increases (excluding share-based compensation) totaled $4.3 million and $14.3 million during the three and nine-month periods, respectively.
During the nine-month period, these increased costs were more than offset by the impact of a $19.0 million legal liability recorded in the second quarter of 2023 for the resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media Limited. Such expense is included in “Restructuring and other costs” in the table below.
The following table provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Share-based compensation expense(1)	$6,810	$4,987	36.6%	$19,612	$15,134	29.6%
Restructuring and other costs	1,351	569	137.4%	5,217	20,169	(74.1)%
(1)Excludes share-based compensation expense for employees of discontinued operations.
Depreciation and Amortization
Depreciation and amortization decreased $0.1 million, or 0.2%, during the three months ended September 30, 2024 compared to the same period of 2023. For the nine months ended September 30, 2024, depreciation and amortization decreased $20.7 million, or 11.1%, compared to the same period of 2023, as certain structures became fully depreciated in the third quarter of 2023.
Impairment Charges
During the three months ended September 30, 2024, we did not recognize any impairment charges. However, in the second quarter of 2024, we recognized impairment charges of $18.1 million related to long-lived assets within certain of our Latin American businesses. No impairment charges were recognized in 2023.
Other Operating Expense, Net
Other operating expense, net, decreased $2.5 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023.
During the three-month period, the decrease was largely driven by lower transaction costs related to our international sales processes and other structural initiatives, which totaled $3.9 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively.
During the nine-month period, we incurred higher transaction costs related to our international sales processes and other structural initiatives, which totaled $15.8 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively, but this increase in costs was offset by a gain on the disposition of certain assets in our America segment during the first quarter of 2024.
Interest Expense, Net
Interest expense, net, increased $7.4 million during the nine months ended September 30, 2024, compared to the same period of 2023, due to higher average interest rates. However, lower interest rates following the March 2024 Debt Transactions led to a $0.4 million decrease in interest expense, net, for the three months ended September 30, 2024 compared to the same period of 2023.
Gain (Loss) on Extinguishment of Debt
During the nine months ended September 30, 2024, we recognized a loss on extinguishment of debt of $4.8 million related to the March 2024 Debt Transactions, including $2.4 million related to the prepayment and amendment of the Term Loan Facility and $2.4 million related to the redemption of the CCIBV Senior Secured Notes.

During the three and nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $3.8 million primarily related to our open market repurchases of $5.0 million principal amount of CCOH 7.750% Senior Notes and $10.0 million principal amount of CCOH 7.500% Senior Notes at a discount.
Other Income (Expense), Net
During the three and nine months ended September 30, 2024, we recognized other expense, net, of $0.7 million and $9.1 million, respectively, compared to other expense, net, of $17.3 million and other income, net, of $3.7 million during the three and nine months ended September 30, 2023, respectively.
The fluctuations in other income (expense), net, were largely driven by changes in net foreign exchange gains and losses recognized in connection with intercompany notes denominated in a currency other than the functional currency. Additionally, during the nine months ended September 30, 2024, we incurred $12.0 million of debt modification expense related to the March 2024 Debt Transactions, and during the three and nine months ended September 30, 2023, we incurred $4.4 million of debt modification expense related to the CCOH 9.000% Senior Secured Notes issuance and Term Loan Facility prepayment completed in August 2023.
Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and nine months ended September 30, 2024 were 10.8% and 3.4%, respectively, compared to 0.5% and 6.2% for the three and nine months ended September 30, 2023, respectively. The effective tax rates for each period were primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$292,821	$278,760	5.0%	$832,805	$802,326	3.8%
Direct operating expenses(1)	110,847	112,325	(1.3)%	325,294	326,298	(0.3)%
SG&A expenses(1)	53,706	45,131	19.0%	157,277	143,860	9.3%
Segment Adjusted EBITDA	128,372	121,335	5.8%	350,816	332,213	5.6%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
America Revenue
America revenue increased $14.1 million, or 5.0%, and $30.5 million, or 3.8%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. In both periods, revenue increased in all regions driven by increased demand for both printed and digital billboards, as well as the deployment of new digital billboards.
The following table provides information about America digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$105,797	$97,637	8.4%	$292,443	$274,012	6.7%
Percent of total segment revenue	36.1%	35.0%		35.1%	34.2%
Revenue generated from national sales comprised 36.3% and 32.7% of America revenue for the three months ended September 30, 2024 and 2023, respectively, and 35.3% and 33.7% of America revenue for the nine months ended September 30, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
America Direct Operating Expenses
America direct operating expenses decreased $1.5 million, or 1.3%, and $1.0 million, or 0.3%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, due to lower site lease expense driven by the renegotiation of an existing contract and a decrease in estimated lessor property taxes in certain lease arrangements.

The following table provides information about America site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$85,895	$90,126	(4.7)%	$253,446	$258,704	(2.0)%
Reductions of rent expense on lease and non-lease contracts from rent abatements	15	1,586	(99.1)%	45	4,855	(99.1)%
In both periods, the impact of lower site lease expense was partially offset by higher production, installation and maintenance costs associated with revenue growth.
America SG&A Expenses
America SG&A expenses increased $8.6 million, or 19.0%, and $13.4 million, or 9.3%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, largely due to higher employee compensation costs driven by higher variable-incentive compensation, increased sales headcount and pay increases, as well as lower property taxes in the prior year due to a legal settlement.
Airports Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$82,331	$75,558	9.0%	$245,476	$200,392	22.5%
Direct operating expenses(1)	56,261	51,510	9.2%	163,085	138,147	18.1%
SG&A expenses(1)	9,145	8,528	7.2%	27,400	24,127	13.6%
Segment Adjusted EBITDA	16,925	15,522	9.0%	55,089	38,120	44.5%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Airports Revenue
Airports revenue increased $6.8 million, or 9.0%, and $45.1 million, or 22.5%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, driven by strong advertising demand. Our continued investment in premium inventory in high-volume locations has allowed us to capitalize on this demand and drive revenue growth, most significantly at the Port Authority of New York and New Jersey airports.
The following table provides information about Airports digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$42,089	$41,753	0.8%	$133,009	$113,478	17.2%
Percent of total segment revenue	51.1%	55.3%		54.2%	56.6%
Revenue generated from national sales comprised 58.6% and 56.8% of Airports revenue for the three months ended September 30, 2024 and 2023, respectively, and 57.2% and 58.7% of Airports revenue for the nine months ended September 30, 2024 and 2023, respectively, while the remainder of revenue was generated from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased $4.8 million, or 9.2%, and $24.9 million, or 18.1%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily driven by higher site lease expense resulting from higher revenue and lower rent abatements.

The following table provides information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$51,507	$47,220	9.1%	$148,347	$126,272	17.5%
Reductions of rent expense on lease and non-lease contracts from rent abatements	236	2,655	(91.1)%	5,834	12,702	(54.1)%
Airports SG&A Expenses
Airports SG&A expenses increased $0.6 million, or 7.2%, and $3.3 million, or 13.6%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. During the nine-month period, higher employee compensation costs, largely from sales commissions, drove the majority of the increase.
Europe-North Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$166,361	$149,366	11.4%	$470,489	$427,778	10.0%
Direct operating expenses(1)	108,086	95,036	13.7%	308,474	288,777	6.8%
SG&A expenses(1)	30,593	26,118	17.1%	86,468	77,929	11.0%
Segment Adjusted EBITDA	28,314	28,444	(0.5)%	75,288	61,850	21.7%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Europe-North Revenue
Europe-North revenue increased $17.0 million, or 11.4%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $4.2 million impact of movements in foreign exchange rates, Europe-North revenue increased $12.8 million, or 8.6%.
Europe-North revenue increased $42.7 million, or 10.0%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $7.1 million impact of movements in foreign exchange rates, Europe-North revenue increased $35.6 million, or 8.3%.
In both periods, revenue increased across most of our products, most significantly street furniture displays, and in most of the Europe-North countries in which we operate, most significantly Sweden, due to increased demand following improved economic conditions, and the U.K., which also benefited from increased demand and the deployment of additional digital displays. These increases were partially offset by the loss of a transit contract in Norway.
The following table provides information about Europe-North digital revenue:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Digital revenue	$96,741	$83,821	15.4%	$264,102	$228,673	15.5%
Percent of total segment revenue	58.2%	56.1%		56.1%	53.5%
Digital revenue, excluding movements in foreign exchange rates	$94,186	$83,821	12.4%	$259,233	$228,673	13.4%
Europe-North Direct Operating Expenses
Europe-North direct operating expenses increased $13.1 million, or 13.7%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $2.4 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $10.7 million, or 11.2%.
Europe-North direct operating expenses increased $19.7 million, or 6.8%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $4.2 million impact of movements in foreign exchange rates, Europe-North direct operating expenses increased $15.5 million, or 5.4%.

In both periods, site lease expense increased due to higher revenue and new contracts, but these increases were partially offset by the impact of the contract loss in Norway and, during the nine-month period, certain contract renegotiations. The following table provides information about Europe-North site lease expense and rent abatements:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Site lease expense	$60,285	$55,600	8.4%	$173,926	$170,670	1.9%
Site lease expense, excluding movements in foreign exchange rates	59,029	55,600	6.2%	171,955	170,670	0.8%
Reductions of rent expense on lease and non-lease contracts from rent abatements	—	159	(100.0)%	—	980	(100.0)%
The remaining increase in Europe-North direct operating expenses in both periods primarily resulted from higher property taxes and higher rental costs for additional digital displays.
Europe-North SG&A Expenses
Europe-North SG&A expenses increased $4.5 million, or 17.1%, during the three months ended September 30, 2024 compared to the same period of 2023. Excluding the $0.6 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $3.8 million, or 14.7%.
Europe-North SG&A expenses increased $8.5 million, or 11.0%, during the nine months ended September 30, 2024 compared to the same period of 2023. Excluding the $1.3 million impact of movements in foreign exchange rates, Europe-North SG&A expenses increased $7.2 million, or 9.3%.
In both periods, these increases were primarily due to higher employee compensation costs driven by pay increases and variable-incentive compensation.
Other Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
Revenue	$17,475	$23,102	(24.4)%	$50,511	$64,530	(21.7)%
Direct operating expenses(1)	9,407	12,506	(24.8)%	30,210	36,984	(18.3)%
SG&A expenses(1)	6,401	7,306	(12.4)%	20,265	20,376	(0.5)%
Segment Adjusted EBITDA	1,950	3,290	(40.7)%	2,156	7,170	(69.9)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA
Other revenue decreased $5.6 million, or 24.4%, and $14.0 million, or 21.7%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other revenue decreased $3.8 million, or 16.5%, and $11.9 million, or 18.5%, during the three and nine-month comparison periods, respectively, driven by the loss of a contract in Singapore.
Other direct operating expenses decreased $3.1 million, or 24.8%, and $6.8 million, or 18.3%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other direct operating expenses decreased $2.1 million, or 16.8%, and $5.3 million, or 14.5%, during the three and nine-month comparison periods, respectively, driven by the loss of a contract in Singapore.
Other SG&A expenses decreased $0.9 million, or 12.4%, and $0.1 million, or 0.5%, during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Excluding the impact of movements in foreign exchange rates, Other SG&A expenses decreased $0.3 million, or 4.3%, and increased $0.6 million, or 3.1%, during the three and nine-month comparison periods, respectively.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations of ($0.0 million) and $9.2 million for the three and nine months ended September 30, 2024, respectively, reflects the net income (loss) generated during the respective period by operations in Spain.

Loss from discontinued operations of $211.7 million for the three months ended September 30, 2023 reflects a loss of $200.6 million recognized upon classification of the former business in France as held for sale, as well as the net loss collectively generated by operations in France and Spain during the three-month period.
Loss from discontinued operations of $152.3 million for the nine months ended September 30, 2023 reflects the $200.6 million loss related to the former business in France, partially offset by gains on the sales of our former businesses in Switzerland and Italy of $96.4 million and $11.2 million, respectively. Loss from discontinued operations for the nine-month period also reflects the net loss collectively generated during this time by former operations in Switzerland and Italy (through their sale dates), France and Spain, as well as income tax expense related to the sale of our former business in Switzerland.
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
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic events that may result in economic weakness globally or in certain specific markets, higher interest rates, currency fluctuations, and geopolitical events such as the ongoing conflicts in Ukraine and the Middle East. Additionally, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
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
One of our largest cash requirements is for site lease costs, which includes payments for land or space used by our advertising displays for both lease and non-lease contracts, including minimum guaranteed payments and revenue-sharing arrangements. During the nine months ended September 30, 2024 and 2023, we incurred site lease expense for our continuing operations of $596.9 million and $581.2 million, respectively, which is included within “Direct operating expenses” on our Consolidated Statements of Loss. During the nine months ended September 30, 2024 and 2023, we reduced our site lease expense for continuing operations by rent abatements of $5.9 million and $18.6 million, respectively.

As disclosed in our 2023 Annual Report on Form 10-K, in September 2023 we reached a settlement with the SEC regarding the resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media Limited, in which we agreed to pay a total of approximately $26.1 million to the SEC in a series of installments. We paid $13.1 million in October 2023, and we made the remaining payments, totaling $13.1 million, in the third quarter of 2024.
Capital Expenditures and Acquisitions
We made the following capital expenditures during the nine months ended September 30, 2024 and 2023:

(In thousands)	Nine Months Ended September 30,
	2024	2023
America	$35,679	$51,844
Airports	6,634	10,382
Europe-North	23,835	18,998
Other	3,217	4,534
Corporate	8,029	10,678
Capital expenditures for continuing operations	77,394	96,436
Capital expenditures for discontinued operations(1)	7,906	16,129
Total capital expenditures(2),(3)	$85,300	$112,565
(1)Capital expenditures for discontinued operations have decreased as the businesses in Switzerland, Italy and France were sold in 2023.
(2)In addition to payments that occurred during the period for capital expenditures, we had $11.3 million and $8.7 million of accrued capital expenditures related to continuing operations that remained unpaid as of September 30, 2024 and 2023, respectively, and $1.3 million and $3.5 million of accrued capital expenditures related to discontinued operations that remained unpaid as of September 30, 2024 and 2023, respectively.
(3)Excludes asset acquisitions.
During the nine months ended September 30, 2024 and 2023, we completed certain acquisitions of out-of-home advertising assets in our America segment for total cash consideration of $8.8 million and $12.1 million, respectively. These asset acquisitions primarily consisted of permits, permanent easements and digital billboard structures.
Additionally, in August 2024, we paid cash consideration of $9.3 million, net of cash acquired, to acquire the UIP group, a business that develops and operates urban infrastructure in Norway, including bike-sharing programs and bus shelters.
Debt Activity and Service Obligations
In accordance with the terms of the Senior Secured Credit Agreement, we were historically required to make principal payments on the Term Loan Facility of $5.0 million quarterly and, accordingly, made $10.0 million of such principal payments during the six months ended June 30, 2023.
In August 2023, we issued $750.0 million aggregate principal amount of CCOH 9.000% Senior Secured Notes, which mature in September 2028, and used a portion of the net proceeds to prepay $665.0 million of outstanding principal on the Term Loan Facility, which we repurchased at a 1% discount, satisfying the remaining quarterly payment obligations under the Senior Secured Credit Agreement. We paid debt issuance costs of $12.3 million related to these transactions.
In September 2023, we repurchased in the open market $5.0 million principal amount of the CCOH 7.750% Senior Notes and $10.0 million principal amount of the CCOH 7.500% Senior Notes for a total cash payment of $11.8 million, excluding accrued interest. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
In March 2024, we issued $865.0 million aggregate principal amount of CCOH 7.875% Senior Secured Notes, which mature in April 2030, and used a portion of the proceeds therefrom to prepay $835.0 million of the borrowings outstanding under the Term Loan Facility. At the same time, we entered into an amendment to the Senior Secured Credit Agreement to, among other things, refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from August 2026 to August 2028, subject to certain conditions. The new refinanced term loans were issued at a 1% discount, and we used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, to pay $14.9 million of accrued interest on the prepaid and refinanced Term Loan principal, and to pay $15.4 million of fees and expenses related to these transactions.

In March 2024, CCIBV entered into the CCIBV Term Loan Facility totaling an aggregate principal amount of $375.0 million, which matures in April 2027. The CCIBV Term Loan Facility, which was issued at 1% discount, is comprised of two tranches of term loans: fixed rate term loans in an aggregate principal amount of $300.0 million that bear interest at 7.5% per annum, and floating rate term loans in an aggregate principal amount of $75.0 million that bear interest equal to Term SOFR plus 2.25% per annum (subject to a floor rate of 5.25% per annum). We used the proceeds from the CCIBV Term Loan Facility, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of CCIBV Senior Secured Notes, which were scheduled to mature in August 2025, and to pay $11.8 million of accrued interest related thereto and $5.1 million of related transaction fees and expenses. At September 30, 2024, we had an accrual of $0.8 million for unpaid fees and expenses related to these transactions.
During the nine months ended September 30, 2024 and 2023, we paid interest of $297.1 million and $283.7 million, respectively, with the increase primarily due to the timing of interest payments in connection with the issuance of the CCOH 9.000% Senior Secured Notes in August 2023 and the March 2024 Debt Transactions. We anticipate having cash interest payment obligations of approximately $137 million during the remainder of the year, including the first semi-annual interest payment on the CCOH 7.875% Senior Secured Notes, which was paid in October, and $420 million in 2025, assuming that we do not refinance or incur additional debt.
Our next debt maturities are in 2027 when the $1.25 billion aggregate principal amount of CCOH 5.125% Senior Secured Notes and the $375.0 million principal amount outstanding under the CCIBV Term Loan Facility become due.
Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt. As of September 30, 2024, we were in compliance with all of the covenants contained in our debt agreements.
Sources of Capital and Liquidity
Cash On Hand
As of September 30, 2024, we had $201.1 million of cash on our balance sheet, including $56.0 million of cash held outside the U.S. by our subsidiaries (excluding cash held by our business in Spain, which is a discontinued operation). Excess cash from our foreign operations may generally be transferred to our operations in the U.S. if needed, subject to the foreseeable cash needs of our foreign operations and restrictions in the credit agreement governing the CCIBV Term Loan Facility. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
During the nine months ended September 30, 2024, net cash provided by operating activities was $50.5 million, a significant improvement from the net cash used for operating activities of $1.5 million during the nine months ended September 30, 2023. The return to positive operating cash flow was driven by the improvement of our underlying business performance and the disposal of certain of our former Europe-South businesses in 2023, which generated negative operating cash flow during the nine months ended September 30, 2023.
This increased cash flow was partially offset by higher cash paid for interest, which increased $13.4 million during the nine months ended September 30, 2024 compared to the same period of the prior year primarily due to the timing of interest payments, and $13.1 million of payments to the SEC related to the resolution of the Clear Media Limited matter, as previously described.
Dispositions
During the nine months ended September 30, 2024, we received net cash proceeds from the disposition of assets of $12.2 million. During the nine months ended September 30, 2023, we received net cash proceeds from the disposition of businesses and assets of $103.1 million, primarily related to the sales of our former businesses in Switzerland and Italy.

Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings and are scheduled to mature on August 23, 2026. The table below presents our borrowings and excess availability under these credit facilities as of September 30, 2024:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$115.8	$156.8	$272.6
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	54.9	98.0
Excess availability(3)	$72.6	$101.9	$174.6
(1)Effective August 23, 2024, the amount of revolving credit commitments available under the Revolving Credit Facility decreased from $150.0 million to $115.8 million, in accordance with the terms of the Senior Secured Credit Agreement. The borrowing limit of the Receivables-Based Credit Facility is equal to the lesser of $175.0 million and the borrowing base, which is calculated based on our accounts receivable balance each period in accordance with our Receivables-Based Credit Agreement.
(2)Letters of credit outstanding under the Revolving Credit Facility at September 30, 2024 included a $20.2 million letter of credit related to our former business in France. In connection with the sale of this business, and pursuant to the related share purchase agreement, our former French business and/or the buyer will either replace, or procure a counter-guarantee of, our payment obligation under the letter of credit. Letters of credit outstanding under the Receivables-Based Credit Facility at September 30, 2024 included a $6.6 million letter of credit related to our business in Spain.
(3)Due to rounding, the total may not equal the sum of the columns or the difference of the line items in the table above.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if its balance is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien leverage ratio of less than 7.10 to 1.00. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.34 to 1.00 as of September 30, 2024. First lien debt and EBITDA, which both exclude discontinued operations, are presented herein because they are material components of the calculation of the first lien leverage ratio.
First Lien Debt
The following table presents a calculation of our first lien debt as of September 30, 2024:

(In millions)	September 30, 2024
Receivables-Based Credit Facility	$—
Revolving Credit Facility	—
Term Loan Facility	425.0
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030	865.0
Finance leases	3.9
Less: Cash and cash equivalents	(201.1)
First lien debt(1)	$3,092.8
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As required by the definition of “EBITDA” in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $579.5 million is calculated as operating income from continuing operations before depreciation and amortization, impairment charges and share-based compensation; further adjusted for unusual or nonrecurring gains, losses, charges or expenses and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; and various other items.

    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended September 30, 2024:

Four Quarters Ended
(In millions)	September 30, 2024
EBITDA (as defined by the Senior Secured Credit Agreement)	$579.5
Depreciation and amortization, impairment charges and share-based compensation	(264.1)
Unusual or nonrecurring gain, loss, charge or expense and any charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(10.9)
Other items(1)	(18.7)
Operating income from continuing operations(2)	285.8
Interest expense, net; loss on extinguishment of debt, net; other expense, net; and income tax benefit attributable to continuing operations	(428.9)
Income from discontinued operations	9.9
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(3)	533.2
Changes in operating assets and liabilities	(316.7)
Net cash provided by operating activities(2)	$83.3
(1)Primarily comprised of interest income and costs related to strategic transactions and reviews.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
(3)Includes non-cash operating lease expense; depreciation, amortization and impairment charges; share-based compensation; deferred taxes; loss or gain on extinguishment of debt and debt modification expense, net; amortization of deferred financing charges and note discounts; foreign exchange transaction gain; credit loss expense; loss on disposition of businesses and/or operating assets, net; and other reconciling items.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires Company management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates, management's judgments and assumptions, and the potential effects if actual results differ from these assumptions that were disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, except that the critical accounting estimate set forth under “Goodwill” is updated as follows:
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
Our annual impairment test as of July 1, 2024 did not result in any impairment. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the initial 4.5-year period were based on detailed, multi-year forecasts performed by each of our operating segments and reflected the advertising outlook across our businesses;
•Cash flows were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units ranging from 10.0% to 15.0%.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not have resulted in an impairment.

The following table shows the decrease in the fair value of each of our reporting units with goodwill that would have resulted from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption as of July 1, 2024:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)(1)	(100 basis point decrease)(1)	(100 basis point increase)(1)
America	$(723,308)	$(142,415)	$(621,728)
Airports	(78,147)	(46,441)	(62,156)
Europe-North	(91,780)	(63,528)	(70,244)
(1) Changes to our assumptions by these amounts would not have resulted in goodwill impairment as the fair value of each reporting unit would still be greater than its carrying value.
There were no indicators of impairment as of September 30, 2024. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, the assumptions are not necessarily indicative of future results, and it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; the benefits of the sales of our European businesses; the termination of the agreement to sell our business in Spain and the consequences thereof; expectations about certain markets; the conduct of, and expectations about, international business sales processes; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including, but not limited to: continued economic uncertainty, an economic slowdown or a recession; our ability to service our debt obligations and to fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; the difficulty, cost and time required to implement our strategy, including optimizing our portfolio, and the fact that we may not realize the anticipated benefits therefrom; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; competition; regulations and consumer concerns regarding privacy, digital services, data protection and the use of artificial intelligence; a breach of our information security measures; legislative or regulatory requirements; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations, as well as various actual and proposed environmental, social and governance policies, regulations and disclosure standards; the impact of the processes to sell our businesses comprising our Europe-North segment and our businesses in Latin America and any process to sell our business in Spain; the impact of the recent dispositions or agreements to dispose of the businesses in our Europe-South segment, including the impact of the termination of the agreement to sell our business in Spain, as well as other strategic transactions or acquisitions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; risks of doing business in foreign countries; fluctuations in exchange rates and currency values; volatility of our stock price; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business; the effect of analyst or credit ratings downgrades; our dependence on our senior management team and other key individuals; continued scrutiny and changing expectations from investors, lenders, customers, government regulators, municipalities, activists and other stakeholders; and certain other factors set forth in our other filings with the SEC.
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
Foreign Currency Exchange Rate Risk
We have operations in America, Europe, Singapore and Latin America. Foreign operations are measured in their local currencies, and as a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Fluctuations in foreign currency exchange rates impacted reported Segment Adjusted EBITDA for our Europe-North segment by $1.2 million and $1.6 million during the three and nine months ended September 30, 2024, respectively.
Our Europe-North segment reported Segment Adjusted EBITDA of $28.3 million and $75.3 million for the three and nine months ended September 30, 2024, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased Europe-North Segment Adjusted EBITDA by $2.8 million and $7.5 million for the three and nine months ended September 30, 2024, respectively, while a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased Europe-North Segment Adjusted EBITDA by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity in the U.S. or foreign countries or on the results of operations of the foreign entities comprising our Europe-North segment.
In 2023, we purchased a foreign currency exchange option to sell Euros and purchase U.S. Dollars to hedge the then anticipated proceeds from the sale of our business in Spain, which was expected to close in 2024. However, on October 28, 2024, a subsidiary of JCDecaux SE terminated the agreement to acquire the Company’s business in Spain. On October 29, 2024, we unwound the aforementioned hedge and recouped the residual value of such instrument, less any fees related thereto.
Interest Rate Risk
Our financial results are affected by changes in interest rates as our Term Loan Facility, Revolving Credit Facility, Receivables-Based Credit Facility and a portion of our CCIBV Term Loan Facility bear interest at variable rates. At September 30, 2024, following the March 2024 Debt Transactions, variable-rate debt accounted for approximately 9% of our aggregate principal amount of long-term debt, a significant decrease from 22% as of December 31, 2023.
As described in our 2023 Annual Report on Form 10-K, the U.S. Federal Reserve raised interest rates significantly in 2022 and 2023 in response to high levels of inflation, resulting in an increase to our weighted average cost of debt. However, the federal funds rate has generally remained steady since July 2023 and this, in combination with the lower proportion of variable-rate debt in our portfolio as a result of the March 2024 Debt Transactions, resulted in a slight decrease in our weighted average cost of debt from 7.5% at December 31, 2023 to 7.4% at September 30, 2024. In September 2024, the U.S. Federal Reserve cut interest rates by 50 basis points. However, the scope for further cuts may be limited by inflation.
Generally, increases in interest rates adversely impact our reported results. Assuming the current level of borrowings and a 100 basis point increase in the Secured Overnight Financing Rate, it is estimated that our interest expense for the three and nine months ended September 30, 2024 would have increased by $1.3 million and $3.8 million, respectively. If future increases in interest rates materially affect interest expense, Company management may take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Conversely, if future interest rates decline, Company management may take actions to capitalize on such movement.
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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, please refer to Note 6 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Information regarding our risk factors is disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31	65,406	$1.58	—	—
August 1 through August 31	—	—	—	—
September 1 through September 30	—	—	—	—
Total	65,406	$1.58	—	—
(1)The shares indicated consist of shares of our common stock tendered to us by employees during the period to satisfy such employees’ tax withholding obligations in connection with the vesting and release of restricted stock units, which are withheld by us at their fair market value on the date the relevant transaction occurs and added back to treasury stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Amended and Restated Employment Agreement
On October 25, 2024, the Company and Jason A. Dilger, Senior Vice President, Chief Accounting Officer of the Company, entered into an amended and restated employment agreement (the “Amended and Restated Employment Agreement”), which will be effective as of January 1, 2025. The Amended and Restated Employment Agreement supersedes the existing employment agreement between the Company and Mr. Dilger, dated January 1, 2022.
The initial term of the Amended and Restated Employment Agreement ends on January 1, 2028, and will be automatically extended for additional three-year periods, unless the Company or Mr. Dilger delivers prior written notice of non-renewal of the Amended and Restated Employment Agreement to the other party between June 1 and July 1 prior to the end of the then-applicable employment term.
Pursuant to the Amended and Restated Employment Agreement, Mr. Dilger will (i) receive a base salary at an annualized rate of $435,000, (ii) be eligible to receive an annual performance bonus with a target of 65% of his annual base salary, and (iii) beginning in fiscal year 2025, be eligible to receive an annual equity incentive award with an approximate target value of $350,000 (but no less than $325,000), the form of which will be determined by the Compensation Committee of the CCOH Board of Directors, with such award to be granted under the Company’s 2012 Second Amended and Restated Incentive Plan or any applicable successor plan, and subject to the applicable award agreement(s).

In the event that the Company terminates Mr. Dilger’s employment without “Cause” (as defined in the Amended and Restated Employment Agreement), or if the Company delivers notice of non-renewal of the Amended and Restated Employment Agreement, Mr. Dilger will receive any of his earned but unpaid annual bonus for the prior year, his accrued and unpaid base salary through the termination date, any unreimbursed business expenses incurred through the termination date and any payments required under applicable employee benefit plans. Further, subject to Mr. Dilger’s timely execution and non-revocation of a severance agreement and general release of claims in favor of the Company in a form provided by and satisfactory to the Company, Mr. Dilger will receive the following: (a) continued payment of his base salary over the 12-month period following such date of termination; (b) payment of his annual bonus for the year in which such termination occurs, calculated based upon actual performance and prorated to reflect his period of employment during the applicable performance period through the date of such termination, payable at the same time as such bonuses are paid to other employees of the Company; and (c) Mr. Dilger’s outstanding equity awards will be treated as follows: (i) any outstanding and unvested time-vesting equity awards scheduled to vest during the 12-month period following the date of termination will vest in full on the date of termination; and (ii) any outstanding and unvested performance-vesting equity awards will vest as follows: (A) one-third of the target number of shares underlying the performance stock units will be eligible to vest if the date of termination is before the date that is two years prior to the applicable vesting date, (B) two-thirds of the target number of shares underlying the performance stock units will be eligible to vest if the date of termination is on or after the date which is two years prior to the applicable vesting date, but before the date that is one year prior to the applicable vesting date, and (C) 100% of the target number of shares underlying the performance stock units will be eligible to vest if the date of termination is on or after the date that is one year prior to the applicable vesting date. The portion of the performance stock units eligible to vest in accordance with the foregoing will remain outstanding and eligible to be earned at the end of the applicable performance period based on the achievement of the applicable performance metrics as outlined in the applicable award agreement, and if earned, will be distributed to Mr. Dilger within 60 days.
In the event that Mr. Dilger delivers notice of non-renewal of the Amended and Restated Employment Agreement, Mr. Dilger will receive his accrued and unpaid base salary through the termination date, any unreimbursed business expenses incurred through the termination date and any payments required under applicable employee benefit plans, and in addition, if the termination date selected by the Company following delivery of such notice of non-renewal is before the end of the then-current employment term, subject to Mr. Dilger’s timely execution and non-revocation of a severance agreement and general release of claims in favor of the Company in a form provided by and satisfactory to the Company, Mr. Dilger will receive an amount equal to his pro rata base salary through the end of the then-current employment term.
The Amended and Restated Employment Agreement also contains a customary perpetual confidentiality provision, as well as customary non-interference, non-solicitation and non-competition provisions that generally apply during employment and for the 12-month period thereafter.
The foregoing description of the Amended and Restated Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of the Amended and Restated Employment Agreement, a copy of which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
10.1
Clear Channel Outdoor Holdings, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2024)

10.2*	Amended and Restated Employment Agreement, dated as of October 25, 2024, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
__________________
*    Filed herewith.
**    Furnished herewith.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

October 31, 2024	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer