Form 10-K
period 2024-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2025-02-24
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024, OR
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
Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $493.5 million based on the closing sales price of the common stock as reported on the New York Stock Exchange.
On February 19, 2025, there were 490,058,313 outstanding shares of common stock (excluding 14,101,991 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
Overview
Clear Channel Outdoor Holdings, Inc. (the “Company”) is a leading provider of out-of-home advertising solutions, offering advertisers impactful and innovative opportunities to reach mass audiences across a variety of high-traffic public spaces. By leveraging the scale, reach and flexibility of our diverse portfolio of assets — including roadside billboards, street furniture and airport displays — we connect advertisers with millions of consumers every month. We believe we are at the forefront of driving innovation in the out-of-home advertising industry, and our dynamic advertising platform is broadening the pool of advertisers using our medium through the expansion of our network of digital displays and the integration of data analytics and programmatic capabilities to deliver measurable campaigns that are simpler to buy.
Our common stock is listed on the New York Stock Exchange under the symbol “CCO.”
Development of our Business
Historically, we have operated in the United States (“U.S.”), Europe, Latin America and Asia. In December 2021, our Board of Directors (the “Board”) authorized a review of strategic alternatives for our European businesses, including potential divestitures, as part of a broader strategy to focus on growing our more profitable U.S. operations, improving organic cash flow and reducing leverage. In 2023, our Board also authorized the potential divestitures of our Latin American businesses.
In 2023, we sold our businesses in Switzerland, Italy and France, which, along with our business in Spain, comprised our Europe-South segment. On January 8, 2025, we entered into a definitive agreement to sell the businesses in our Europe-North segment to Bauer Radio Limited, a subsidiary of Bauer Media Group. This transaction is expected to close in 2025, upon satisfaction of regulatory approvals. On February 5, 2025, we completed the sale of our businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction.
The sales processes for our remaining European and Latin American businesses in Spain and Brazil are ongoing. While we cannot guarantee the completion of any transactions, we currently expect these sales to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.
Our Industry
We believe out-of-home advertising holds a strong position in the media mix, offering advertisers a cost-effective medium to reach consumers along their daily journeys in ways that can drive measurable results, with over 90% of American adults on the road each week according to 2024 Scarborough Research data. Out-of-home’s large, high-impact displays and access to distinctive creative capabilities, such as three-dimensional elements and lighting effects, offer advertisers an impactful way to tell brand stories. Out-of-home can also help advertisers reach their audiences in iconic, strategic locations, with some advertisers securing long-term access to these key locations, and can serve both as a hyper-local, targeted medium and as a scaled, mass-reach medium.
The out-of-home industry continues to undergo a technology-driven transformation. Modern marketers aim to efficiently reach the right audiences, quickly adjust messaging and measure campaign impact—all with speed, simplicity and transparency. The growth of digital media and use of audience data enable advertisers to select displays they believe are most likely to reach their target audiences and adjust advertisements based on dynamic factors, such as time of day, weather, breaking news and shifting strategies, making messaging more relevant and effective.
While the out-of-home industry continues to grow due to increased urbanization and consumer mobility, traditional media such as print, television and radio are losing ad spend market share as audiences have fragmented, shifting toward online and application-based content. According to MAGNA Global data from December 2024, U.S. out-of-home revenues are expected to grow at a 4.4% compounded annual growth rate from 2025 to 2029, while other traditional mediums are expected to shrink or remain relatively flat. We believe the fragmentation of media audiences, along with consumers’ increasing use of technology to block digital advertisements, will further boost the appeal of out-of-home as an advertising medium.
Out-of-home is a resilient advertising medium with key differentiators that we believe provide stability to our market position. Our industry is anchored on a foundation of assets that are difficult to replicate because they are highly regulated, subject to proprietary relationships with exclusivity provisions, and require deep operational expertise. In the U.S., federal, state and local regulations limit permits for new billboard inventory, and numerous signage ordinances can make it challenging for new entrants to compete at scale. In airports, barriers to entry arise from the complexity of operating major advertising concessions. Airport, transit and street furniture advertising media are often built on exclusive contracts, which require strong relationships with officials and regulatory authorities, as well as specialized expertise in operating municipal concessions.

Our Competition
The U.S. out-of-home advertising industry is fragmented and highly competitive, consisting of other large companies such as Outfront Media, Inc. and Lamar Advertising Company, as well as numerous smaller, local players. Competition is primarily based on the ability to effectively reach and impact consumers. We also compete with other forms of advertising, including mobile, social media, online, broadcast, cable and streaming television, radio, print, direct mail and more. According to MAGNA Global data from December 2024, out-of-home accounts for nearly 3% of the U.S. advertising market.
Our Strategy
We believe the economics of out-of-home are highly attractive at scale, with the finite nature of our inventory generally allowing us to manage rates as demand increases. We are focused on driving incremental demand for sustainable long-term revenue growth while increasing operational efficiencies to enhance profitability, improve operating cash flow and reduce leverage. Our strategy centers on three pillars: accelerating our digital transformation, prioritizing customer-centricity and driving executional excellence.
Accelerating our Digital Transformation
Technological advances are transforming out-of-home advertising, and we are leveraging investments in technology to meet modern marketers’ demands. We aim to make out-of-home advertising as easy to plan, buy and measure as online campaigns, but with greater impact and reduced brand risk. By modernizing our solutions to be more data-driven, easier to buy and faster to launch, we seek to enhance out-of-home’s value, attract more advertisers and capture market share from other media. To this end, we have continued to invest in the digital transformation of every aspect of our business, including displays, data solutions, sales methods and operations.
Growing our Digital Footprint
As an early adopter of digital display technology, we continue to prioritize the deployment of digital displays to enhance the creativity, relevance and flexibility of our out-of-home solutions, while aligning with long-term market trends. In 2024, we added 99 large-format digital billboards across the U.S., including both new builds and the conversion of high-demand inventory to digital formats. Digital assets offer highly attractive economics by creating additional advertising opportunities and optimizing yield per structure. As of December 31, 2024, digital assets accounted for 8% of our U.S. inventory, yet generated 41% of our U.S. revenue for the year. According to MAGNA Global data from December 2024, U.S. digital out-of-home revenues are projected to grow at a 9.7% compounded annual growth rate from 2025 to 2029. We aim to capture a significant share of this growth by expanding our network of digital displays and continuing to invest in our teams and infrastructure to accelerate this process.
Enhancing our RADAR Offering
Clear Channel Outdoor RADAR (“RADAR”), our proprietary suite of data-driven solutions, helps brands plan, measure and amplify the impact of out-of-home advertising. RADAR uses insights from anonymized and/or aggregated mobile location data, designed to enable our customers to create highly customized, measurable out-of-home campaigns that reach the right audiences in the right locations at the right time. RADAR consists of several interoperable solutions:
•RADARView®: Our audience and campaign planning tool that uses historical mobile location data to rank displays based on their efficiency in reaching target audiences and provides a map-based interface combining aggregated demographic, behavioral and location data.
•RADARConnect®: Our campaign amplification solution that aims to extend the reach of out-of-home advertisements by delivering supportive advertisements across mobile and other devices, helping customers re-target audiences and drive additional impact from their campaigns.
•RADARProof®: Our suite of campaign measurement and attribution solutions that analyzes anonymized and/or aggregated data to assess out-of-home advertising’s impact on audience behavior, measuring the effectiveness of campaigns on influencing business objectives such as brand perception, store visits, website traffic and mobile application downloads.
•RADARSync®: Our data integration platform designed to enable customized application of the RADAR tools and privacy-compliant sharing of RADAR insights with clients’ analytics platforms.
We continue to enhance our RADAR offering through partnerships that improve our data analytics and campaign measurement capabilities, which we believe strengthen our platform’s value, deepen customer relationships, and attract new advertisers and verticals that traditionally have not used out-of-home. By continually improving audience insights, data solutions and campaign performance tracking, we aim to drive continued revenue growth.

Building on our Programmatic Presence
We continue to build on our programmatic solution, which leverages automated technology, data and algorithms to offer a streamlined buying process and improve audience targeting and advertisement measurement capabilities through real-time, biddable digital marketplaces. This offering brings efficiency to the out-of-home sales process, enabling advertisers to easily purchase advertisements across multiple publishers, manage campaigns on a self-service basis, and operate with a level of flexibility similar to that of online platforms. Demand Side Platforms (“DSPs”) allow advertisers to buy efficiently using preset parameters, enabling real-time transactions that optimize reach, impact, pricing and outcomes. Supply Side Platforms (“SSPs”) allow publishers like us to connect inventory to multiple DSPs simultaneously, exposing available inventory to more potential buyers while also providing control over pricing.
Although programmatic out-of-home is still emerging, we believe it, along with other automated trading platforms, has the potential to drive growth in the digital out-of-home sector and help us tap into demand from digital marketers and advertisers new to out-of-home. We have been at the forefront in the U.S. programmatic out-of-home space since pioneering the private marketplace buy type in 2016. With our differentiated inventory, dedicated sales team, advanced technology, innovative data solutions and deep industry relationships, we believe we are well-positioned for growth.
Digitizing our Operations
We continually invest in digital infrastructure to streamline key processes throughout the campaign cycle, aimed at improving the customer experience and reducing the time needed to pursue, win and execute contracts. Significant progress has been made in our U.S. business, including:
•Planning: We created an inventory management system that provides real-time visibility into availability and pricing. We also introduced a fast-response service team that supports our entire sales organization and offers insights into real-time demand and utilization.
•Buying: We developed an electronic order processing system and are exploring self-service options, direct buying and other ways to enhance direct customer interactions.
•Activation: We have modernized campaign installation processes by automating creative production specifications, integrating QR codes for material tracking, and optimizing installation routes. Additionally, we are upgrading our digital content management system to improve operational efficiency and unlock new revenue opportunities.
•Reporting and Invoicing: We upgraded our proof-of-performance tools with mobile devices and digital cameras, allowing real-time campaign verification. Proof-of-performance reports are now published through our Clear Channel Outdoor Clear Access application, streamlining invoicing and payments.
Prioritizing Customer-Centricity
We are focused on understanding the needs of both existing and potential customers to make targeted investments that we believe will enable us to drive incremental demand and access new advertising budgets. We believe segmenting our customer base by size is an effective way to manage and serve customers based on their specific needs, as outlined below:

•Local and Regional Clients: These advertisers prioritize trust and long-term relationships. Our sales team’s market expertise and high-touch customer service are key to meeting these advertisers’ needs.
•Large National Advertisers: To navigate the complex agency model, we have enhanced our traditional Account Executive sales approach by adding an Agency Partnerships team focused on building relationships with key decision-makers and influencers at agencies who impact budget allocations on the front end. The Client Solutions Team works directly with marketers to identify needs and develop innovative opportunities. Finally, we are increasingly hiring industry vertical experts (e.g., pharmaceuticals, automotive) to strengthen our connections with advertisers.
•Small Businesses: These customers seek simple, flexible advertising solutions. We believe we have improved our approach to better serve this group by increasing the efficiency of our Inside Sales team in engaging these customers and providing tailored solutions. Additionally, we are developing automated buying and self-service options to better meet their needs.

Driving Executional Excellence
To meet customers’ growing demand for faster response times and results, we are focused on improving the speed, quality and repeatability of key business processes through measurable outcomes, which we define as “executional excellence.” We believe this approach supports our digital transformation and customer-centricity pillars. Current key initiatives include:
•Driving opportunities for revenue growth and increased profitability by focusing on the following critical goals:
◦People: Maximizing sales and support team productivity through targeted talent acquisition, efficient onboarding and ramping, coaching, and by fostering a culture of cross-channel collaboration and continuous learning.
◦Inventory: Expanding and innovating our portfolio through product development, acquisitions, digital technology, creative solutions (e.g., digital roadblocks), new sales methods, and data-driven tools (e.g., RADAR).
◦Customers: Maximizing revenue from both new and existing customers by focusing on account development, lead generation, business growth opportunities, churn reduction, and ongoing sales team training.
◦Planning: Closing revenue gaps through strategic planning focused on growth objectives, actionable tactics, resource allocation, and performance tracking to ensure continued progress.
•Improving alignment and communication between sales teams to expand into new verticals, optimize account executive capacity and inventory management, and achieve goals of increased deal size, higher rates on premium inventory, and improved occupancy across product categories.
•Embedding our culture and community values across operations, fostering an ownership mindset throughout the organization to build strategic alliances and encourage collaboration for long-term success.
•Expanding workflow automation to streamline transactional processes and improve efficiency across functions.
Our Business Segments
As a result of strategic actions to optimize our portfolio and focus on U.S.-based operations, we now operate two reportable business segments: America (U.S. operations excluding airports) and Airports (U.S. and Caribbean airport operations). Together, these segments generated $1.5 billion in revenue in 2024. We are one of the largest out-of-home advertising companies in the U.S., with operations in 81 Designated Market Areas (“DMAs”), including 43 of the top 50 U.S. markets, as of December 31, 2024. Additional information about these segments is provided below.
Previously, we operated four reportable segments: America, Airports, Europe-North (operations in the United Kingdom, the Nordics, and other northern and central European countries), and Europe-South (operations in Spain and, prior to their sales in 2023, Switzerland, Italy and France). In 2023, we classified the Europe-South segment as discontinued operations and completed the sale of these operations, except for the Spanish business, which remains held for sale. As of December 31, 2024, we also classified the Europe-North segment businesses as discontinued operations. On January 8, 2025, we entered into a definitive agreement to sell the Europe-North segment businesses, and we expect the transaction to close in 2025. Combined, our European operations generated $772 million in revenue in 2024.
Our operations in Latin America and in Singapore are not material to our overall business. As of December 31, 2024, we classified the operations in Latin America as discontinued operations, and on February 5, 2025, we completed the sale of our businesses in Mexico, Peru and Chile.
America and Airports (Continuing Operations)
Overview
As of December 31, 2024, our America segment operated more than 48,700 displays across 28 U.S. DMAs, primarily concentrated in larger markets. The largest revenue-generating product in this segment is large-format billboards, typically located along major expressways, primary commuting routes and main intersections. We benefit from certain barriers to entry in traditional roadside advertising, including regulations that limit permits for new billboard inventory, our operational expertise, and strong relationships with landlords and local governments. The America segment contributed 76%, 77% and 80% of our revenue from continuing operations in 2024, 2023 and 2022, respectively.
As of December 31, 2024, our Airports segment operated more than 13,100 displays across nearly 200 commercial and private airports in the U.S. and the Caribbean, making us the largest airport advertising provider in the U.S. Our contracts generally include exclusivity provisions, granting us the sole right to sell advertising at specific airports. The Airports segment contributed 24%, 22% and 19% of our revenue from continuing operations in 2024, 2023 and 2022, respectively.

Sources of Revenue
America
Revenue from our America segment was $1,144 million in 2024, $1,101 million in 2023, and $1,106 million in 2022. The breakdown of America revenue by product for these years is shown in the table below:

	Year Ended December 31,
	2024	2023	2022
Billboards:
Bulletins	75%	74%	73%
Posters	11%	11%	12%
Spectaculars and wallscapes	5%	6%	6%
Street furniture	3%	3%	4%
Other	5%	6%	6%
Total(1)	100%	100%	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.
Digital displays accounted for 36%, 35% and 34% of total America revenue in 2024, 2023 and 2022, respectively.
Advertising is generally sold to customers in four-week periods. The descriptions of each product type, available in both printed and digital formats, are as follows:
•Billboards: Includes the following sub-types:
•Bulletins: Large, high-traffic displays (typically 14x48 feet) generally located along major expressways and primary commuting routes that are highly visible. Customers can contract for individual bulletins, multi-location campaigns, or a network of bulletins with rotating advertisements.
•Posters: Smaller displays (typically 11x23 feet) often used to provide full market coverage, generally located in commercial areas along primary and secondary routes, oftentimes near point-of-purchase locations. Junior posters (5x11 feet) are typically placed near retail outlets to drive sales. Premiere Panels are hybrid displays that combine the creative impact of bulletins with the reach and frequency of posters, featuring high-quality vinyl stretched over panels similar to bulletins.
•Spectaculars and Wallscapes: Spectaculars are large, custom displays with eye-catching effects, such as video, three-dimensional elements and moving parts, located primarily in New York City’s Times Square and Las Vegas. Wallscapes are large, custom-designed displays on building sides or other structures, often becoming city landmarks. Most are located in Los Angeles and Times Square.
•Street Furniture: Advertising surfaces on bus shelters, kiosks, news racks and other public structures, primarily in metropolitan areas and along major commuting routes, typically sold as a network package that includes multiple displays.
•Other: Includes fees for creative and operational services, such as ad design, printing and installation; revenue from transit displays in rail stations and on buses, trains and trams; and non-advertising revenue.

The table below shows America’s printed, digital and total revenue from each of our top 15 U.S. markets in 2024:

Market	Printed Revenue	Digital Revenue	Total Revenue
Los Angeles	17%	6%	13%
New York	6%	11%	8%
San Francisco/Bay Area	7%	6%	7%
Dallas	6%	7%	6%
Miami	5%	7%	5%
Houston	6%	2%	5%
Atlanta	3%	7%	5%
Philadelphia	5%	3%	4%
Orlando	4%	6%	4%
Washington D.C./Baltimore	4%	5%	4%
Minneapolis	3%	4%	4%
Chicago	3%	4%	3%
Boston	3%	4%	3%
San Antonio	4%	3%	3%
Las Vegas	3%	4%	3%
All other markets	21%	21%	23%
Total America(1)	100%	100%	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.
The table below shows the number of displays in our America segment as of December 31, 2024, by product type, for each our top 15 U.S. markets:

Market	Printed Billboard Displays	Other Printed Displays	Digital Billboard Displays	Other Digital Displays	Total Displays	Percentage of Total Displays(1)
Los Angeles	3,856	2,762	105	—	6,723	14%
New York	741	5	72	—	818	2%
San Francisco/Bay Area	1,099	3,219	40	290	4,648	10%
Dallas	2,354	—	162	—	2,516	5%
Miami	1,211	427	127	—	1,765	4%
Houston	2,053	—	54	—	2,107	4%
Atlanta	1,649	—	209	—	1,858	4%
Philadelphia	2,507	1,012	65	—	3,584	7%
Orlando	1,183	—	96	—	1,279	3%
Washington D.C./Baltimore	1,577	1,543	44	146	3,310	7%
Minneapolis	1,067	5	83	4	1,159	2%
Chicago	2,702	481	89	43	3,315	7%
Boston	1,208	95	67	2	1,372	3%
San Antonio	1,542	798	61	—	2,401	5%
Las Vegas	700	—	95	—	795	2%
All other markets	7,574	2,858	561	91	11,084	23%
Total America	33,023	13,205	1,930	576	48,734	100%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.

Airports
Our Airports segment offers advertising opportunities at nearly 200 commercial and private airports in the U.S. and the Caribbean, targeting travelers at key touchpoints throughout their journey. Displays are available in printed, digital and experiential formats, including custom exhibits and interactive displays. Customer contracts typically range from four weeks to one year, with some lasting longer.
Revenue from our Airports segment was $361 million in 2024, $312 million in 2023, and $256 million in 2022, with digital displays accounting for 57%, 60% and 57% of this revenue in each respective year. As of December 31, 2024, our Airports segment had 13,141 displays, including 2,610 digital displays.
Rates
Our advertising rates are determined by factors such as location, demand, competition, display size, occupancy, illumination, market and gross rating points, which measure the total number of impressions delivered by a display or group of displays, expressed as a percentage of market population. Impressions are measured by independent organizations using a range of dynamic data sources, including anonymous location and trip data from smartphones, to estimate the number of people passing a display within a defined period and provide insights into their demographics. Billboards typically have higher margins than other display types due to their larger size, greater impact and prime locations along major roadways.
Operations
We generally outsource the fabrication and manufacturing of advertising structures to third parties, regularly seeking competitive bids from vetted suppliers located throughout the U.S. to enhance competition, meet demand and reduce logistics costs. For digital displays, we use a number of vetted domestic suppliers for LED and LCD products, with any items not manufactured domestically purchased through a number of U.S. distributors. Product installation is handled by a mix of internal and external resources.
Printed advertising copy, which is often provided by the advertiser or a third party, is primarily printed on vinyl or polyethylene material and transported to the display site for installation. Digital displays are connected to centralized systems to quickly update content across multiple locations. We also conduct visual inspections of our inventory to identify and address defects within a reasonable period of time.
America
Most of our billboard structures require permits for construction, maintenance and operation, which are typically granted by state and/or local governments. These permits are usually transferable or renewable for a minimal fee or no fee. We typically own the physical structures and manage their construction centrally, placing them on sites we lease, own, or for which we have acquired permanent easements or executed long-term management agreements. Lease terms generally range from one to twenty years, with many offering renewal options. We believe our properties are in good condition and suitable for operations, and no single property is material to our overall operations.
We are also generally responsible for constructing and maintaining street furniture structures. Our rights to place and sell advertising on these structures are governed by contracts with municipal and transit authorities, which are awarded through competitive bidding processes governed by local law. These contracts generally have terms of five to fifteen years and may include renewal options. We compensate the municipal and transit authorities with a minimum fee and/or a share of advertising revenue, depending on the contract terms.
Airports
Our rights to place displays and sell advertising at airports are typically awarded by public transit authorities in competitive bidding processes or may be negotiated with private transit operators. These contracts generally have terms from five to ten years and may include renewal options. We compensate the transit authorities and operators with a minimum fee and/or a share of advertising revenue earned, depending on the contract terms.
Europe-North and Europe-South (Discontinued Operations)
We have historically operated in densely populated urban areas across Europe, divided into two geographic segments —Europe-North and Europe-South. However, as noted above, both segments are now classified as discontinued operations.
•Europe-North: Includes operations in the United Kingdom (the “U.K.”), Sweden, Belgium, Norway, Finland, the Netherlands, Denmark, Ireland, Poland, Estonia, Latvia and Lithuania. Revenue from this segment was $662 million in 2024, $620 million in 2023, and $566 million in 2022.
•Europe-South: Includes operations in Spain and, prior to their sales on March 31, May 31 and October 31, 2023, respectively, Switzerland, Italy and France. Revenue from this segment was $110 million in 2024, $362 million in 2023, and $467 million in 2022.

About half of our European revenue comes from street furniture displays, with the remainder primarily derived from retail displays, transit displays and billboards. Digital displays accounted for roughly half of the total revenue. Most of our customers are national or regional advertisers, typically working through media or advertising agencies.
We generally outsource the design and manufacturing of advertising structures, mainly to suppliers in China and the U.K., with digital displays provided by vendors specializing in LCD or LED technology. Advertising copy is often supplied by media or advertising agencies and delivered either digitally or in print, with digital advertisements centrally controlled via our content management system. We build our portfolio of advertising assets through long-term contracts with landlords, including municipalities, transit authorities, retailers and mall operators, and private landowners, with terms that typically range from two to fifteen years, depending on the asset. Upfront investments and ongoing maintenance costs vary by contract.
Other
Operations in Latin America (Mexico, Brazil, Chile and Peru) generated revenue of $72 million in 2024, $73 million in 2023, and $66 million in 2022, primarily from billboards and street furniture advertising. These operations were classified as discontinued as of December 31, 2024.
Revenue from Singapore was nominal in 2024 following the loss of a contract that ended on December 31, 2023, but we continue to operate this business at a reduced scale and explore new revenue opportunities. Revenue from Singapore was $22 million in 2023 and $20 million in 2022.
Seasonality and Macroeconomic Trends
Our financial performance across all reportable segments is typically weakest in the first quarter, both in terms of revenue and Segment Adjusted EBITDA, with the strongest results generally occurring in the fourth quarter.
Our results are also impacted by economic conditions, as advertising revenue tends to correlate with changes in gross domestic product. In recent years, inflation has increased costs, which we believe we have partially offset with higher advertising rates, while rising interest rates have increased our cost of debt. Although inflation has slowed from its peak in 2022 and the U.S. Federal Reserve reduced the federal funds rate in 2024, the rate remains moderately elevated, and future economic fluctuations are uncertain.
We closely monitor global economic developments. Out-of-home advertising growth has remained fairly resilient over time, and we believe we can manage costs if necessary. We also remain committed to maintaining ample liquidity. For more details on macroeconomic trends and market risks, please refer to Item 7 and Item 7A of this Annual Report on Form 10-K.
Regulation of our Business
Our business is subject to various local, state and federal laws and regulations in the countries where we operate, including:
•Land use laws and zoning restrictions;
•Environmental, health and safety laws and regulations, including those applicable to owners or operators of real estate properties and facilities, and those related to the handling of hazardous substances (including their use, storage, disposal, emission and release) and greenhouse gas emissions;
•Consumer protection, information security and data privacy laws, including those related to the protection of, access to, or acquisition of Personal Information (“PI”);
•Regulations seeking to impose taxes on out-of-home advertising revenue, as well as on personal property or leasehold interests in advertising locations; and
•Labor, employment, human rights, anti-bribery and competition laws.
For the year ended December 31, 2024, compliance with these governmental regulations did not have a material effect on our capital expenditures, earnings or competitive position, and, at this time, we do not expect to incur material capital expenditures related to compliance with regulations in 2025.
Additional information about the impact of government regulations on our business is provided below and in Item 1A of this Annual Report on Form 10-K.

Industry Regulation
In the U.S., the Highway Beautification Act (the “HBA”) regulates out-of-home advertising on controlled roads, including billboard size and placement, and requires the development of state standards and compliance programs for the effective control of billboards. All states have passed billboard control statutes and regulations generally governing the construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of out-of-home advertising structures, with local governments typically incorporating billboard control into zoning laws and building codes. Internationally, countries where we operate have similar regulations limiting the size, placement, nature, density and content of out-of-home displays. Many of these regulations also govern the development of new out-of-home locations and address the use of new technologies for changing displays, including digital displays, with some existing U.S. and international regulations restricting or prohibiting their use.
Privacy and Data Protection
We collect certain information from users of our technology platforms, including our websites, interactive features, social media pages, mobile applications and programmatic offerings. We also obtain anonymous and/or aggregated audience behavior insights about consumers from vetted third-party data providers, which we use and share for various business purposes, including coordinating clients’ out-of-home campaigns with online advertising campaigns run by our business partners. We also collect PI from employees, clients, website visitors, business partners, and consumers interacting with digital content such as QR codes and beacon technology.
The collection and processing of PI subjects us to numerous consumer protection, information security, data protection and privacy laws at the federal, state, local and international levels. These laws require specific security controls and protections for certain types of PI, as well as notifications in the event of certain data breaches. We have implemented a legal and information security-led approach to address our compliance obligations and manage associated risks.
Our Human Capital Resources
As of December 31, 2024, we employed approximately 4,100 people, with approximately 1,800 in the U.S., 1,800 in Europe, and the remainder in Latin America and Singapore. We believe attracting, motivating and retaining top talent is essential to our success. To support this, our human capital management strategy centers on talent acquisition, employee development and retention. Our annual talent identification and development programs are designed to ensure succession planning strategies for key roles, while our robust annual goal-setting and performance management processes seek to align employees with company objectives. We strive to cultivate strong teams and an inclusive culture, guided by our core values of integrity, innovation, excellence, safety and fairness. Our employee value proposition emphasizes competitive compensation, benefits, work environment, career development and culture.
We believe that people perform best when they enjoy their work, so we prioritize creating a workplace where growth, success and fun go hand in hand. We formally survey our employees on a periodic and ongoing basis to measure engagement and identify areas for improvement. Our most recent full employee engagement surveys, conducted in the U.S. in 2022 and in Europe in 2023, had response rates of 83% and 80%, respectively, indicating increased engagement compared to the previous surveys. In the U.S., we also conduct annual pulse surveys to gather ongoing feedback and track engagement trends between full surveys.
Compensation and Benefits Programs
Our compensation and benefits programs are designed to attract, retain and motivate talented individuals who support our business objectives, strategic goals and long-term value creation for stockholders. We offer market-competitive compensation packages that include base salary and annual incentive bonuses tied to Company and division financial, operational and strategic objectives, as well as individual performance targets, in line with our pay-for-performance philosophy. Sales employees also receive sales commission incentives, while executives and certain other employees receive long-term equity awards that vest based on our relative total shareholder return or over a defined period. We believe this mix of short-term and long-term incentives ensures competitive compensation and aligns employee and stockholder interests. Additionally, we offer a range of benefits for employees and their families, including healthcare, insurance, qualified spending accounts, retirement savings plans, parental leave and various other benefits.
Workplace Practices and Policies
We are committed to fostering a respectful, inclusive and supportive work environment where all employees have the opportunity to grow and succeed. This includes our commitment to a workplace free from discrimination and harassment, promoting safety and well-being, and providing career development opportunities.

As an equal opportunity employer, our policies prohibit discrimination in employment decisions based on protected characteristics, such as gender, race, sexual orientation, religion, disability and physical appearance. We also support several employee-led resource groups that are open to all employees, providing a platform for sharing perspectives and fostering connections across the company.
Safety is one of our core values. We strive to comply with applicable local safety regulations and provide regular health and safety training and assessments. Our health and safety management systems are subject to regular inspections and independent audits performed by trained health and safety auditors. We also prioritize employee well-being by offering health benefits, including preventive care, specialized healthcare support and wellness initiatives.
Our mentorship programs connect less experienced employees with more senior colleagues to foster development and knowledge sharing. We also offer a leadership development program to identify and prepare future leaders through feedback, goal-setting and tailored development plans. In late 2024, we launched Career Development Planning for all U.S. employees, with widespread adoption expected in 2025. Employees are encouraged to create personalized career plans in collaboration with their managers and mentors, setting goals and pursuing actions aligned with their professional aspirations.
Community Involvement
Making a positive impact in the communities we serve is a guiding principle of our culture. Through our corporate social responsibility initiatives, we partner with local and national organizations worldwide, striving to improve health and safety, promote sustainability, and support arts, education and cultural diversity.
We also encourage employees to give back by volunteering in their communities. In the U.S., all full-time employees receive one paid day off each year for volunteering through our Spirit Day program. In 2024, U.S. employees contributed approximately 4,300 volunteer hours as part of this program.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics (the “Code”) sets standards for our officers, directors, employees, interns, contractors and agents throughout our corporate structure. Training on the Code is mandatory upon hire and annually thereafter. Key provisions of the Code and its underlying programs, policies and procedures include: whistleblower protections, human rights and labor protections, anti-bribery and anti-corruption policies, conflict of interest disclosures, third-party screening for sanctions and embargoes, a Supplier Code of Conduct, procurement and due diligence procedures to manage supply chain risks, an environmental policy promoting sustainability, and overarching compensation guidelines for senior management that incorporate compliance with Company policies as part of performance-based pay.
Climate Change and Sustainability
We are committed to sustainability and participating in industry sustainability initiatives. Our global Environmental Policy, aligned with the ISO 14001 standard, emphasizes continuous improvement and the evaluation of environmental risks and opportunities. As part of our digital transformation, we have continued to focus on enhancing the efficiency of our products, services and technologies. This includes converting displays to LED lighting, utilizing light sensors and screen dimming technology, and exploring alternative energy sources where appropriate for our business.
Available Information
Additional information about the Company can be found on our Investor Relations website at investor.clearchannel.com. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any other filings with the U.S. Securities and Exchange Commission (“SEC”).
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our Investor Relations website at investor.clearchannel.com/financials/quarterly-results as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available at the SEC’s website, sec.gov.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information about our executive officers is presented as of February 24, 2025:

Name	Age	Title
Scott R. Wells	56	President, Chief Executive Officer
David J. Sailer	50	Executive Vice President, Chief Financial Officer
Lynn A. Feldman	56	Executive Vice President, Chief Legal Officer and Corporate Secretary
Jason A. Dilger	51	Senior Vice President, Chief Accounting Officer
Justin Cochrane	52	Chief Executive Officer of Clear Channel U.K. & Europe
Scott R. Wells was appointed as our President and Chief Executive Officer on January 1, 2022. Prior to that, he served as Chief Executive Officer of Clear Channel Outdoor Americas from March 3, 2015. Before joining Clear Channel, Mr. Wells was an Operating Partner at Bain Capital starting in January 2011, and prior to that, an Executive Vice President at Bain Capital from 2007. Previously, he held various executive roles at Dell, Inc. from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Inc., Mr. Wells was a Partner at Bain & Company, focusing on technology and consumer-oriented companies. He currently serves as Chair of both the Achievement Network and the Outdoor Advertising Association of America. Mr. Wells holds an MBA with distinction from the Wharton School of the University of Pennsylvania and a B.S./B.A. from Virginia Tech University.
David J. Sailer was appointed as our Executive Vice President and Chief Financial Officer on March 1, 2024. Prior to that, he served as Executive Vice President and Chief Financial Officer of Clear Channel Outdoor Americas since August 2014, as well as the Company’s Executive Vice President of Corporate Development since January 1, 2023. Previously, Mr. Sailer was Senior Vice President of FP&A at iHeartMedia, Inc. starting in October 2013. Prior to that role, he was the Chief Financial Officer of NBC News Digital Portfolio, and he previously also held various leadership roles at NBCUniversal and worked as a staff accountant at Hunter Group LLP. Mr. Sailer holds an MBA from Fordham University and a Bachelor of Professional Accounting from Montclair State University.
Lynn A. Feldman was appointed as our Executive Vice President, General Counsel and Corporate Secretary on May 1, 2019. On November 1, 2022, her title was changed to Executive Vice President, Chief Legal Officer and Corporate Secretary. Prior to this role, Ms. Feldman served as Executive Vice President and General Counsel for Clear Channel Outdoor Americas from July 2016. Prior to that, she served as Executive Vice President and General Counsel for Wyndham Hotel Group from 2009 to 2015. Previously, Ms. Feldman served as Senior Vice President, Deputy General Counsel and Corporate Secretary for Wyndham Worldwide Corporation, and held various corporate roles at Cendant Corporation. She was also a Corporate Associate at Lowenstein Sandler LLP. Ms. Feldman earned a J.D. from the Georgetown University Law Center and a B.A. from Boston College.
Jason A. Dilger was appointed as our Senior Vice President and Chief Accounting Officer on May 1, 2019. Prior to that, he served as Senior Vice President of Accounting for Clear Channel Outdoor Americas starting in August 2011. Previously, Mr. Dilger was Corporate Controller at Sinclair Broadcast Group from 2006 to 2011 and held various accounting and finance roles at Municipal Mortgage & Equity from 2004 to 2006. He began his career in public accounting, gaining nearly a decade of experience at Arthur Andersen LLP and Ernst & Young LLP. Mr. Dilger is a CPA and holds a B.S. in Accounting from the University of Delaware.
Justin Cochrane was appointed as our Chief Executive Officer of Clear Channel U.K. & Europe on January 1, 2023. He joined Clear Channel in November 2001 and has held various finance and operational roles across Clear Channel’s U.K. and International Corporate divisions, including Group Controller of Clear Channel International and Chief Financial Officer and Chief Operating Officer of Clear Channel U.K. Mr. Cochrane became CEO of Clear Channel U.K. in 2015 and, in 2019, assumed the role of CEO for both Clear Channel U.K. and Clear Channel’s European markets. Prior to joining Clear Channel, he trained as a Chartered Accountant and worked in public accounting and banking for five years. Mr. Cochrane is currently Chairman of Outsmart, the U.K.’s out-of-home industry trade body, and serves on the board of the Committee of Advertising Practice in the U.K. He holds a Master’s Degree in Engineering from the University of Oxford.

ITEM 1A.  RISK FACTORS
A wide range of factors could materially adversely affect our business, operating results, financial condition, and/or the value of our common stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties:
Economic Risks and Current Events
Our results have been, and could continue to be, adversely affected by continued economic uncertainty, an economic slowdown or a recession.
Periods of economic slowdown or recession, or periods of economic uncertainty, are generally accompanied by reduced advertising spend, which has negatively impacted our business in the past. The current macroeconomic environment is characterized by high inflation, which has increased our costs, and elevated interest rates, which have raised our cost of debt. Continued fluctuations in inflation and interest rates are uncertain and could continue to adversely impact our reported results.
In addition, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenue in specific markets is directly affected by local and regional economic conditions. In 2023, our revenue was impacted in certain of our larger U.S. markets as a result of the Hollywood labor union strikes and other specific macroeconomic trends. In addition, even though we have recently experienced growth in our Airports segment, the performance of this segment is vulnerable to fluctuations in the demand for air travel, which may be influenced by world trade policies, government-to-government relations, economic uncertainty, and passengers’ discretionary income, among other factors. A decline in economic conditions could negatively affect our performance and require us to implement cost-saving or other measures.
Unfavorable global, regional or local economic or political conditions, such as those resulting from the events described above and from actual and potential shifts in the U.S. and foreign trade, economic and other policies; trade tensions between the U.S. and other countries, including imposition of increased, new and retaliatory tariffs; the Russia-Ukraine war and the conflicts in the Middle East; as well as events such as terrorist attacks or increased social and political turmoil and unrest also may adversely impact our results. We cannot anticipate the impact of the current economic environment on our business, and any of the foregoing could materially harm our business.
Liquidity, Financing and Capital Structure Risks
We require a significant amount of cash to service our debt obligations and to fund our operations and capital expenditures, and our ability to generate cash depends on many factors beyond our control, including the recent volatility and uncertainty in the capital markets.
Our ability to service our debt obligations requires a significant amount of cash. During 2024, we spent $434.5 million of cash to pay interest on our debt, and we anticipate having approximately $394 million of cash interest payment obligations in 2025, assuming the repayment of the term loan facility of Clear Channel International B.V. (the “CCIBV Term Loan Facility”) with proceeds from the sale of the businesses in our Europe-North segment, that we do not use the remaining proceeds from such sale to repay additional debt, and that we do not refinance or incur additional debt. Our significant principal and interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns or recessions, could reduce our liquidity over time, and could negatively affect our ability to obtain additional financing in the future.
Our other cash requirements are for working capital used to fund the operations of the business and capital expenditures. We typically meet these needs through cash on hand, internally-generated cash flow from operations and, if necessary, borrowings under our credit facilities. Our long-term future cash requirements will depend on many factors, including the growth of our business, our investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities, including the completion of the sale of our Europe-North segment and the ongoing sales processes for our businesses in Spain and Brazil. Our ability to meet our cash requirements through cash from operations depends on our future operating results and financial performance. Availability of our credit facilities for working capital and other needs is limited by certain covenants under our existing indebtedness, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems.

The purchase price of possible asset acquisitions, capital expenditures for deployment of digital billboards and other strategic initiatives could require additional financing from banks or other lenders, offerings of public or private debt, equity or equity-linked securities, strategic partnerships, or a combination thereof. Additional indebtedness could increase our leverage and make us more vulnerable to adverse changes in economic or industry conditions and may limit our ability to withstand competitive pressures. The terms of our existing or future debt or equity agreements may restrict us from securing financing on terms that are acceptable to us. Furthermore, there is no assurance that we will be able to secure financing alternatives, complete liquidity-generating transactions or refinance debt in sufficient amounts or on terms acceptable to us in the future, due to market conditions, our financial condition, our liquidity constraints, or other factors that may be beyond our control. Even if financing alternatives are available, we may not find them suitable or offered at reasonable interest rates. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.
We may not be able to generate sufficient cash to service our substantial indebtedness, may not be able to refinance our indebtedness before it becomes due and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2024, we had approximately $5.7 billion of total indebtedness outstanding. Our next material debt maturity is in 2027 when the $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes becomes due, assuming that we are able to complete the sale of the businesses in our Europe-North segment and repay the $375 million under the CCIBV Term Loan Facility, which would otherwise be due in 2027. Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to meet principal, interest or other payment obligations in respect of our indebtedness when due. We have explored, and expect to continue to explore from time to time, a variety of transactions to improve our liquidity and/or to refinance our indebtedness, including issuing new debt to pay off more expensive debt, repurchasing outstanding notes in the open market with available liquidity, and deploying the proceeds from the dispositions of businesses, if completed. We cannot assure you that we will enter into or consummate successfully any liquidity-generating or debt-refinancing transactions, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.
Our substantial amount of indebtedness and other obligations have negative consequences for us, including, without limitation:
•Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in digital conversions and new technology, and pursue other business and strategic opportunities;
•Limiting our liquidity, operational flexibility and ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
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
•Making us vulnerable to fluctuations in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions, or volatility in the credit markets; and
•Making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
•We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness, and if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell additional assets or operations, seek additional capital or refinance our indebtedness. Additionally, we may not be able to take any of these actions, or these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

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
Operational Risks
Implementing our strategy is difficult, costly and time consuming, and we may not realize the anticipated benefits thereof fully or at all.
We are focused on driving incremental demand for sustainable long-term revenue growth while increasing operational efficiencies to enhance profitability, improve operating cash flows and reduce leverage. Our strategy centers on three key pillars: accelerating our digital transformation, prioritizing customer-centricity and driving executional excellence. The success of our strategy and the realization of the anticipated benefits thereof, depends, in part, on our ability to modernize our solutions and enhance out-of-home’s value to attract more advertisers and capture market share from other media, to grow our digital footprint, to enhance our technology offerings, to continue to invest in digital infrastructure to automate key processes, to add sales channels and tailor our approach to serve our clients, and to increase the speed, quality and repeatability of our key business processes.
Strengthening our platform’s value and growing our digital footprint depend, in part, on our ability to deliver and install digital displays in a timely and cost-effective manner, which may be impacted by various factors, including high costs or unavailability of the elements necessary for the production of displays (as a result of increased tariffs, other foreign or trade policies or otherwise), the complexity of the delivery and installation within transit infrastructures, including airports, and increased costs of the energy necessary to power digital displays. If we fail to satisfy our contractual obligations to our customers and if any such failures cannot be resolved, and/or if the digital display platform and/or the digital advertising displays that we provide to our customers are too costly, do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, our business operations and financial results will suffer.
We continue to develop and work on improving our technological offerings, including RADAR, as well as our programmatic solution. Such offerings require the successful creation, enhancement, use and adoption of innovative technology that includes hardware, software, connectivity, automation and digital solutions. As a result, we make significant investments in research and development, connectivity solutions, data security and employee training. These investments may not result in improvements to RADAR, our programmatic capabilities or other technology we may create or adopt in the future and may not provide the desired results for our clients. If we are not able to deliver our solutions with differentiated features and functionality, our clients may not value or adopt these solutions. In addition, the market for programmatic out-of-home advertisement buying is still emerging and if the markets fail to develop or develop more slowly than we expect, our investment in programmatic solutions may not result in business from new customers. Our investment in programmatic solutions may also result in current customers shifting from our more profitable offerings into programmatic, which could also impact our financial results.
Furthermore, implementing our digital transformation, and complying with local laws and regulations in doing so, requires significant costs and time, and we may not be able to recover the costs from our customers or otherwise. Any costs currently anticipated may significantly increase if we incur cost overruns due to technical difficulties or if we experience increased costs of energy, data, digital displays, materials and labor; suspensions or delays in installation and/or construction caused by us, our subcontractors, or due to external events beyond our control or otherwise; increased insurance, bonding and litigation expenses; the inability to recruit and maintain qualified personnel; or the inability, or increased costs, to comply with evolving government regulations and directives relating to use of digital services and data, including internet, mobile, privacy, marketing and advertising aspects of our business, all of which could have an adverse effect on our business, financial condition and results of operations.

The success of our business is dependent upon our ability to obtain and renew contracts with municipalities, transit authorities and private landlords, which we may fail to obtain on favorable terms.
Our business requires us to develop and maintain strong relationships with officials, regulatory authorities and private landlords. Many of our contracts with municipalities and other authorities require us to participate in competitive bidding processes at each renewal and have revenue-share requirements, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy, and substantial costs may be incurred in connection with preparing bids. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities, prices or benefits than we can provide. We have not been, and will not be, awarded all of the contracts on which we bid. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenues lost upon expiration or completion of any particular contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
This competitive bidding process presents a number of risks, including the following:
•We may expend substantial costs and managerial time and effort to prepare bids and proposals for contracts that we may not win;
•We may be unable to comply, or it may require substantial cost to comply, with various regulatory requirements and disclosure requests related to environmental, social and governance (“ESG”) standards that are required or are recommended to win certain contracts with municipalities and transit authorities in jurisdictions such as California;
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
Our inability to successfully negotiate, renew or complete these contracts due to third-party or governmental demands and delay, and the highly competitive bidding processes for these contracts, could affect our ability to offer these products to our customers, or to offer them to our customers at rates that are competitive with other forms of advertising, without adversely affecting our financial results.
We face intense competition in the out-of-home advertising business.
The U.S. out-of-home advertising industry is fragmented and highly competitive, consisting of other large companies as well as numerous smaller, local players. We also compete with other forms of advertising, including mobile, social media, online, broadcast, cable and streaming television, radio, print, direct mail and more. Market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those that we provide. It is also possible that new competitors may emerge. Many of these competitors possess greater technical, human and other resources than we do, and we may lack sufficient financial or other resources to maintain or improve competitive position.
Moreover, the advertiser/agency ecosystem is diverse and dynamic and also subject to consolidation. Our relationships with advertisers and agencies are subject to change, and if an advertising customer shifts its relationship to an agency with whom we do not have as strong a relationship, our business can be adversely affected. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Technology Risks
Regulations, consumer concerns and other challenges regarding privacy, digital services, data protection and the use of artificial intelligence, or any failure to comply with these regulations, could hinder our operations.
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, social media pages, mobile applications and programmatic offerings. We also obtain anonymous and/or aggregated audience behavior insights, such as aggregated historical mobile location data, about consumers from vetted third-party data providers. In addition, we collect information, including personal information, from our employees, our business partners and consumers who interact with the marketing content on our digital panels, including through data partner collection from cellular devices, scanning QR codes and beacon technology. We use and share this information from and about consumers, business partners and advertisers for a variety of business purposes. Collecting and processing information about individuals subjects us to certain privacy and data security laws and regulations, as well as risks of unauthorized access to such information.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, and we expect to be subject to additional laws in the future. In the U.S., individual states continue to enact new privacy laws and regulations. Many of these laws and regulations are evolving and could be interpreted or enforced by the courts or regulators in ways that could affect our ability to provide audience behavioral insights or monitor our business processes or otherwise harm our business. Furthermore, new regulatory approaches to privacy in public spaces by the U.S. Federal Trade Commission and other regulators, which may affect the operation of our RADAR products, are now being enforced. Any efforts required to comply with these laws and regulations and others that may be enacted may require expenditure of substantial expenses, may divert resources from other initiatives and projects, and/or could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers. Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers, and privacy activist interpretation of our activities could damage our reputation.
In addition, we are exploring the use of artificial intelligence (“AI”), which we define as machine-based systems that can make predictions or recommendations, to enhance operational efficiency and support decision-making across key areas of our business. Our current exploratory use of AI includes the testing of ChatGPT and Copilot. As the use of AI is a novel business model without an established track record, data sourcing, technology, integration and process issues, program bias into decision-making algorithms, concerns over intellectual property, the evolving regulatory landscape, security problems, and the protection of privacy could impair the adoption and acceptance of AI solutions and expose us to new risks. Furthermore, if any sensitive information were to be input into a third-party generative AI platform, it could be leaked or disclosed to others, including if sensitive information is used to train the third party’s model.
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
Although we maintain a cybersecurity program, no security measures are perfect and impenetrable, and we, and outside parties we interact with, may be unable to anticipate or prevent unauthorized access of our websites, digital assets, proprietary business information and any information, including PI that we collect and share with others. Moreover, our systems, servers and platforms are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions that our security measures may not detect, which could cause interruptions or slowdowns of our digital display systems, delays in communication or loss of data and slowdown or unavailability of our client-facing or internal platforms. A cyber incident may be due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state-affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased as well. The rapid evolution of AI is only expected to increase the complexity of cyber-attacks and cyber intrusions. We have experienced, and may in the future experience, whether directly or through our supply chain partners, cybersecurity incidents. We have been, and expect to continue to be, the target of fraudulent calls, emails and other forms of fraudulent activities and have experienced security breaches. Future cybersecurity incidents, including breaches, could have a material impact on our business, operations and reputation.

If an actual or perceived breach of our security occurs, our digital display systems and other business assets could suffer disruption, and we could lose competitively sensitive business information and intellectual property or lose control of our information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed, and we could lose employees, customers, consumers and business partners as a result thereof. In the event of a security breach, we could suffer financial exposure in connection with demands from perpetrators, penalties and fines, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PI, or to notify governmental agencies and/or disclose to investors if there have been material cybersecurity breaches or incidents. Any failure or perceived failure by us to comply with these laws, rules and regulations may subject us to significant regulatory fines and private litigation, any of which could harm our business.
Regulatory Risks
Government regulation of out-of-home advertising may restrict our out-of-home advertising operations.
U.S. federal, state and local regulations have a significant impact on the out-of-home advertising industry and our business. One of the seminal laws for our business is the HBA, which regulates out-of-home advertising on controlled roads in the U.S., including billboard size and placement. All states have passed billboard control statutes and regulations generally governing the construction, repair, maintenance, upgrade, lighting, height, size, spacing, placement and permitting of out-of-home advertising structures. Internationally, countries where we operate have similar regulations. Many of these regulations also govern the development of new out-of-home locations and address the use of new technologies for changing displays, including digital displays, with some existing U.S. and international regulations restricting or prohibiting their use. Due to such regulations, it has become increasingly difficult to develop new out-of-home advertising locations.
Our failure or perceived failure to comply with these or any future regulations, including those that may regulate the energy consumption affiliated with the operation of advertising structures, could have an adverse impact on the effectiveness of our displays or their attractiveness to customers as an advertising medium.
We intend to continue to expand the deployment of digital billboards. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or further interpreted, or new regulations could be enacted, to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment. Additionally, deploying a new digital billboard or converting an existing printed billboard to digital typically requires application for a new permit, often pursuant to a regulatory process that may include multiple public hearings, ordinance amendments and, in some states such as California, environmental review, among other requirements that are beyond our control.
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

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. We expect jurisdictions to continue to attempt to impose such taxes as a way of increasing revenue. The increased imposition of these measures, and our inability to overcome any such measures, could adversely affect our operating income if we are unable to pass on the cost of these items to our customers or absorb them into our current operations as a cost of doing business.
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
As the owner or operator of various real estate properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations, including those relating to the use, storage, disposal, emission and release of carbon and hazardous and non-hazardous substances; employee health and safety; and zoning restrictions. In addition, actual and proposed ESG policies and regulations, including proposed new or enhanced requirements regarding the standardization of mandatory climate-related disclosures, may subject us to new regulatory and compliance costs.
In addition, we have announced certain environmental commitments and established a framework to support our environmental program. There can be no assurance that we will be successful in reaching our stated goals, that activists and others will not challenge our progress towards those goals or their establishment, that our environmental framework will operate adequately or, if we are successful, that the cost will not be material. Furthermore, additional laws, policies and regulations that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
Strategic Risks
We have entered into an agreement to sell the businesses in our Europe-North segment and intend to sell our businesses in Spain and Brazil. There can be no assurance that these processes will be successful, that any transactions will result in value for our stockholders, or that these processes will not have an adverse impact on our business.
On January 8, 2025, we entered into a share purchase agreement to sell the businesses constituting our Europe-North segment. Completion of the transaction is subject to receipt of regulatory clearance or approval of the transaction by certain antitrust authorities. We can give no assurances that the necessary regulatory clearances will be obtained on the expected timeline, or at all, or that closing of the transaction will occur. Any delays in the expected timeframe, speculation and uncertainty regarding the sale, or the termination of the agreement could create uncertainties or disruptions in our business, which could have an adverse effect on our results of operations, financial condition and stock price. Even if the sale is completed successfully, we may be subject to additional risks, including: disruption of our business in our America and Airports segments as well as in our remaining international operations; significant transaction costs; distraction of our employees; difficulty in recruiting, hiring, motivating and retaining personnel; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; restrictions on the conduct of our businesses in the Europe-North segment; litigation relating to the sale against us, our directors and officers; inability to strengthen our liquidity, and realize some or all of the benefits from the transaction; and decline in the trading price of our common stock. Further, if the sale is not consummated, investor confidence could decline; litigation could be brought against us, our directors and officers; relationships with existing and prospective customers, vendors, investors, lenders and other business partners may be adversely impacted; and the trading price of our common stock could decline. We will use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to repay in full the CCIBV Term Loan Facility, and we expect to use any remaining net proceeds primarily to repay additional debt and/or for other purposes permitted under the agreements governing the remainder of our indebtedness. Stockholders will not have input on our use of the remaining proceeds and may not agree with our use thereof, and our use thereof may not yield any return on our stockholders’ investments.

In addition, we may not be able to identify any transactions with respect to our businesses in Spain and Brazil. Any potential transactions will depend upon a number of factors, including, but not limited to, regulatory conditions and approvals, market conditions, industry trends, the interest of third parties in such operations, and the availability of financing to potential buyers. We cannot make any assurances that any potential transactions or other strategic alternatives, if identified, evaluated and completed, will provide greater value to our stockholders than that reflected in the current price of our common stock.
Finally, we are simultaneously continuing to focus on executing our operating plan, including improving financial results, expanding our advertiser base, optimizing our deployment of capital and reducing corporate expenses. These actions include initiatives such as growing key verticals in the U.S., developing channels for advertisers, turning around challenged markets, reviewing our corporate expenses as our portfolio simplifies, and improving our liquidity position and reducing debt. There can be no guarantee that any of these actions and initiatives will produce the benefits we expect.
The dispositions of the businesses in our Europe-South segment and of certain businesses in Latin America, the agreed-upon disposition of the businesses in our Europe-North segment, and the potential dispositions of our businesses in Spain and Brazil, as well as other strategic transactions or acquisitions, pose risks.
As described above, we have pursued or are pursuing strategic dispositions of certain businesses. We may also pursue other strategic transactions, including recapitalization or other corporate restructurings, including, for example, a real estate investment trust (“REIT”) conversion in the future. These dispositions, other strategic transactions or acquisitions could be material.
Our dispositions involve numerous risks, including:
•The completed dispositions of the businesses in our Europe-South segment and in Mexico, Peru and Chile, the agreed-upon disposition of the businesses in our Europe-North segment, and potential dispositions of our businesses in Brazil and Spain, may negatively impact revenues from our national, regional and other sales networks or make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including our debt service requirements;
•We may not achieve the expected benefits from the completed or potential dispositions, including our transformation into a more focused U.S.-centric out-of-home operator with less debt and enhanced optionality to become a REIT, improved margins and profits, and increased stockholder value; and
•Our dispositions increase our vulnerability to the risks of downturns in the U.S. and regional markets.
Likewise, our acquisitions involve risks, such as:
•Acquisitions may prove unprofitable and fail to generate anticipated cash flows, and we may enter into markets or geographic areas where we have limited or no experience;
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
Both dispositions and acquisitions also carry the risk that management’s attention could be diverted from other business concerns.
Dispositions and acquisitions of out-of-home advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. In 2024, a buyer terminated an agreement to purchase our business in Spain in light of the commitments required by the Spanish National Markets and Competition Commission. We can give no assurances that the U.S. Department of Justice, the Federal Trade Commission or foreign antitrust agencies, especially with respect to the agreed-upon disposition of our businesses in Europe-North, will not seek to bar us from disposing of or acquiring out-of-home advertising businesses or impose stringent undertakings on our business as a condition to the completion of a disposition or an acquisition in any market.

Litigation and Liability Risks
Third-party claims against us could harm our business, operating results and financial condition.
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
Furthermore, we have been, and may be, subject to various other legal proceedings, regulatory actions, claims, inquiries and investigations from time to time relating to our business. Legal claims have been asserted against us, and could be asserted, by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. A large portion of our litigation arises in the following contexts: commercial disputes, personal injury claims, employment and benefits-related claims, land use and zoning disputes, governmental fines, intellectual property claims and tax disputes. An adverse outcome of a legal proceeding, regulatory action or government investigation may damage our reputation, force us to adjust our business practices, and/or has required us, and may require us in the future, to pay significant damages, fines or settlement amounts.
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
The market price for our common stock has been highly volatile. Because we do not pay dividends on our common stock, the price of our common stock must appreciate in order for stockholders to realize a gain on their investment. Stockholders may not, however, be able to resell their shares at or above the price paid for them due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those previously described and the following: our quarterly or annual earnings results or those of other companies in our industry; investors’ perceptions of our prospects; investors’ disagreements with our strategy or capital allocation; changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock; downgrades by any securities analysts who follow our common stock; market conditions or trends in our industry or the economy as a whole (including the current macroeconomic environment) and, in particular, the advertising industry; changes in accounting standards, policies, guidance, interpretations or principles; announcements by us of significant strategic transactions (such as those related to our international businesses), debt refinancings or capital markets transactions, contracts, acquisitions, joint ventures or capital commitments; changes in key personnel; and transactions in our common stock by our officers, directors and significant stockholders. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. Historically, stockholders have instituted securities class action litigation or launched activist campaigns following periods of market volatility. Securities litigation and activist campaigns typically result in substantial costs and resources and divert the attention of management from the business.

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
Future sales of our common stock in the public market, or the perception that such sales may occur, could lower our stock price, and any additional capital raised by us through the sale of our common stock or other equity-linked instruments, or the issuance of equity awards by us, may dilute ownership percentages.
Sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.
Any additional capital raised by us through the sale of our common stock or other equity-linked instruments may also dilute a current stockholder’s ownership and influence in us as a result of governance rights and other rights that may be given to the holders of such instruments. In addition, holders of equity-linked securities could have rights, preferences and privileges that are not held by, and could be preferential to, the rights of holders of our common stock. In the future, we may also issue our common stock in connection with acquisitions or investments. We cannot predict the size of any such future issuances, but the amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of the then-outstanding shares of our common stock.
Our failure to meet the continued listing requirements of the New York Stock Exchange (the “NYSE”) could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
If we fail to satisfy the continued listing requirements of the NYSE, such as the minimum $1.00 bid price requirement, the NYSE may take steps to delist our common stock. Any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
Our certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
Our certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporate Law, our certificate of incorporation or our By-laws; or any other action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.
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
As of December 31, 2024, remaining availability under our credit facilities was $181.3 million. Although our debt indentures and credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we and our subsidiaries could incur additional indebtedness in the future. For example, if permitted by the documents governing their indebtedness, our subsidiaries that are not guarantors may be able to incur more indebtedness under the indenture than our subsidiaries that are guarantors. Moreover, our debt indentures and credit agreements do not impose any limitation on our incurrence of liabilities that are not considered “indebtedness” and do not impose any limitation on liabilities incurred by our immaterial subsidiaries or our subsidiaries that could be designated as “unrestricted subsidiaries.” As of the date of this Annual Report on Form 10-K, we had no “unrestricted subsidiaries.” If we incur additional debt above current levels, the risks associated with our substantial leverage would increase.
Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings, and adversely affect our liquidity or business operations.
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
From time to time, we have experienced changes to our senior management team in critical functions. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, financial condition and results of operations. In addition, competition for senior management and key individuals remains intense, and many of our key employees are at-will employees who are under no obligation to remain with us and may decide to leave for a variety of personal or other reasons beyond our control. If members of our senior management or other key individuals decide to leave in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
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
•Increased pricing to secure, or difficulty securing, digital displays, display equipment, steel to build physical structures, LCD or LED technology, electrical supply and network connectivity components, printing services and canvas and other materials required to provide our products and services in a timely manner, either as a result of increased, new or retaliatory tariffs imposed by the U.S. or other countries where our inventory is manufactured (including China and Canada), supply chain shortages or other supply chain challenges, such as sanctions;
•Changes in labor conditions, including labor shortages and unification efforts, which may impair our ability to operate or require us to spend more to retain and attract qualified employees;
•With respect to our remaining international operations, potential instability of foreign governments, potential adverse changes in the diplomatic relations of foreign countries with the U.S., changes in laws or regulations, unfavorable changes in trade policy, government policies against businesses owned by foreigners, risks of renegotiation or modification of existing agreements, the enforceability of contracts with governmental agencies and others, expropriations of property without adequate compensation, changes in tax structures, and potential violations of anti-corruption and fraud laws or regulations by employees, subcontractors or other agents;
•Natural disasters and severe weather including fires, such as the Southern California wildfires in January 2025, earthquakes, floods and extreme weather temperatures, which could lead to a decrease in advertising in specific regions or more broadly; and
•Health pandemics or epidemics, such as COVID-19, which, if transmitted around the globe and/or in the markets in which we operate, have in the past, and could in the future, adversely affect the out-of-home advertising industry, our revenues and our liquidity position, and could disrupt our business and adversely materially impact our financial results.
Continued scrutiny and changing expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders may impose additional costs on us and/or expose us to additional risks.
Public companies across all industries are facing increasing scrutiny and changing expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders with respect to various areas of their operations, including with respect to ESG and anti-ESG matters, such as diversity and inclusion and environmental stewardship. Responding to ESG and anti-ESG considerations involves risks and uncertainties. Stakeholders may request specific actions with respect to Company programs and initiatives and/or disclosure of data or certification that we are unable to effect or provide, or our performance may depend, in part, on third-party performance or data that is outside our knowledge or control.
From time to time, we have been approached by, and have had discussions with, third-party stakeholders on matters related to our corporate governance, cybersecurity and privacy approaches; our environmental stewardship programs; our corporate strategies; our approach to advertising content; executive compensation programs; other human capital management programs; compliance and risk management; and other aspects of our operations. Responding to these third-party stakeholders and their proposals requires significant attention, time and resources from management and our employees and may impact our ability to execute various initiatives. In addition, some stakeholders may disagree with our goals and initiatives. We risk damage to our brand and reputation and may face issues with governmental regulators, securing government contracts or accessing the capital markets or other sources of liquidity if we fail to adapt to, or comply with, government regulator, municipality, investor, lender, customer, activist or other stakeholder expectations and/or standards and current and potential regulation with respect to ESG and other matters.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
    This report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including, without limitation, our guidance, outlook, long-term forecast, goals or targets; our business plans and strategies; our expectations about the timing, closing, satisfaction of closing conditions, use of proceeds and benefits of the sales of our European and Latin American businesses; expectations about certain markets; the conduct of, and expectations about, sales of international businesses; industry and market trends; and our liquidity. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:
•continued economic uncertainty, an economic slowdown or a recession, including as a result of increased tariffs and retaliatory trade regulations and policies;
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
•competition;
•regulations and consumer concerns regarding privacy, digital services, data protection and the use of AI;
•a breach of our information security measures;
•legislative or regulatory requirements;
•restrictions on out-of-home advertising of certain products;
•environmental, health, safety and land use laws and regulations, as well as various actual and proposed ESG policies, regulations and disclosure standards;
•the impact of the agreement to sell the businesses in our Europe-North segment and the potential sales of our businesses in Spain and Brazil;
•the impact of the recent dispositions of the businesses in our Europe-South segment and in Latin America, as well as other strategic transactions or acquisitions;
•third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers;
•volatility of our stock price;
•the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments;
•our ability to continue to comply with the applicable listing standards of the NYSE;
•the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;
•the effect of credit ratings downgrades;
•our dependence on our senior management team and other key individuals;
•continued scrutiny and changing expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders; and
•certain other factors set forth in our filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
The Company maintains a robust cybersecurity program that promotes confidentiality, integrity and availability of our corporate and customer resources throughout the life cycle of our out-of-home service offerings. Under the oversight of the Audit Committee of our Board of Directors, as more fully explained below, and with the support of the Company’s compliance function and the Company’s internal and external audit functions, the Company operates an enterprise-wide risk management governance framework that sets standards and provides guidance for the identification, assessment, monitoring and control of the most significant risks facing the Company, including cybersecurity. Our enterprise risk management process is guided by the COSO Enterprise Risk Management Framework, which incorporates the three lines of defense model. In addition, we leverage our global Compliance department, legal teams, cybersecurity teams and privacy teams as key components of our overall cybersecurity program.
Our cybersecurity program includes comprehensive technology and risk oversight programs designed to ensure that our technology systems and cybersecurity education programs are effective and that we are prepared to report and manage information security risks. Developed using collaboration and transparency principles, we maintain a suite of information and cybersecurity policies, standards and guides based on commonly adopted cybersecurity standards, frameworks and regulatory requirements, including publications from the National Institute of Standards and Technology and the Center for Information Security. Furthermore, we perform periodic evaluations of our security programs, information technology infrastructure and information security management systems through internal self-assessments and external independent consultations. In addition, we conduct regular security monitoring for internal and external threats to the confidentiality and integrity of our information assets, and our cybersecurity programs undergo periodic testing with the purpose of achieving swift and orderly restoration of business operations in the event of a cybersecurity incident. Cyber hygiene is integrated into our culture from employee onboarding and lasts throughout the employee life cycle, using various tools, such as frequent information security awareness messages and annual cybersecurity awareness training. As part of testing our programs, we regularly conduct internal simulated phishing campaigns. The Company also maintains comprehensive cyber insurance. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
Communication of our cybersecurity values and expectations is extended to our third-party solutions through specific programs, which include monitoring and rating services and open-source intelligence risk assessments. In addition to conducting posture and intelligence reviews of our vendors, our cybersecurity teams conduct evaluations of critical vendors to assess security requirements, and we assess our service level agreements to monitor whether cyber controls and practices are integrated to the levels specified in our cybersecurity standards.
We have experienced, and may in the future experience, whether directly or through our supply chain partners, cybersecurity incidents. While prior cybersecurity incidents have not had a material impact on the Company, future cybersecurity incidents, including breaches, could have a material impact on our business, operations and reputation. For additional information about the Company’s cybersecurity risks, please refer to “Technology Risks” in Item 1A of this Annual Report on Form 10-K.
Governance
Our Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee. The Audit Committee is, therefore, charged with reviewing our cybersecurity processes for assessing key strategic, operational and compliance risks. Our Corporate Compliance Officer briefs the Audit Committee on cybersecurity risks at each of its meetings, which occur at least four times each year. These briefings include an assessment of cyber risks, an overview of the cyberthreat landscape, updates on cybersecurity incidents, and reports on our investments in cybersecurity risk mitigation strategies and technologies and related corporate governance. In addition, our domestic and European chief technology officers brief the Audit Committee on cybersecurity risks at least annually. The Audit Committee then provides updates on significant cybersecurity matters to the Board periodically.

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
Each CSSC meets quarterly and reports to the Company’s senior management team, including the Corporate Compliance Officer, on progress towards specific cybersecurity objectives. A strong partnership exists between our information technology, enterprise security, internal audit, and legal and compliance functions so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.
Our Corporate Compliance Officer is Lynn A. Feldman, the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Feldman has over 20 years of experience leading the legal and risk management departments of public companies. Her areas of responsibility cover privacy, cybersecurity risk and data protection; governance, including with respect to cybersecurity; and global legal compliance and reporting. For additional information about Ms. Feldman’s experience, please refer to the “Information About Our Executive Officers” section in this Annual Report on Form 10-K.
Our domestic Chief Technology Officer, Christian Aaselund, oversees the integration and security of the Company’s digital products, infrastructure and all user-facing technology. Mr. Aaselund has over two decades of experience in technology leadership. His career reflects a broad spectrum of expertise, from spearheading technology solutions in startups to executing strategic initiatives in large enterprises.
Our domestic cybersecurity program is overseen by our Head of Cybersecurity, Louie Garcia. Mr. Garcia has almost 20 years of cybersecurity experience, spanning threat perspectives, cyber exercise development and training, enterprise vulnerability assessments, defensive and offensive network solutions, and operational evaluation of cyber products.
Our European and Latin American businesses also maintain cybersecurity programs, which are led by experienced officers as outlined in the Company’s 2023 Annual Report on Form 10-K.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Antonio, Texas, where we lease space for executive offices and a business services center. We also lease executive offices in New York City.
As of December 31, 2024, we operated in 81 DMAs across the U.S., including 43 of the top 50 DMAs. The operations of each of our out-of-home advertising branches are supported by various types of properties, including offices and production facilities, generally located in an industrial or warehouse districts, as well as advertising display sites that we lease, own, or for which we have acquired permanent easements or executed long-term management agreements.
In connection with our continuing operations, at December 31, 2024, we operated more than 61,800 print and digital out-of-home advertising displays. Specifically, our America segment had more than 48,700 displays across 28 U.S. DMAs, and our Airports segment had more than 13,100 displays across nearly 200 commercial and private airports in the U.S. and the Caribbean.
As of December 31, 2024, we also operated in Europe and Latin America, which are classified as discontinued operations. These operations, including out-of-home advertising displays in 13 European countries and four Latin American countries, have either been sold or are currently held for sale. Additionally, our executive offices in London are associated with these discontinued operations.
We believe our properties are in good condition and suitable for our operations, and no single property is material to our overall operations. For additional information regarding our properties, including information about the operations of our structures and discontinued operations, refer to Item 1 of this Annual Report on Form 10-K.
ITEM 3.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to Note 8 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
Shares of our common stock are listed on the NYSE under the symbol “CCO.” As of February 19, 2025, there were 490,058,313 shares of our common stock outstanding (excluding 14,101,991 shares held in treasury) and 159 stockholders of record. This number does not include the indeterminate number of beneficial holders whose shares are held in “street name” through brokerage firms, clearing agencies, or other financial institutions.
Dividends
We do not currently intend to pay dividends on our common stock in the foreseeable future. Any future decision to declare dividends will be at the discretion of our Board and will depend on factors such as our results of operations, financial condition, cash requirements, contractual restrictions, and other considerations deemed relevant by the Board.
Issuer Purchases of Equity Securities
During the period, we withheld shares of our common stock from employees to satisfy their tax withholding obligations related to the vesting of restricted stock units. These shares were withheld at fair market value on the vesting date and added back to treasury stock.
Stock Performance Graph
The following chart compares the cumulative total shareholder return (adjusted for stock splits and dividends) of our common stock, the S&P 600 Index, and the stock of peer issuers (Lamar Advertising Company and Outfront Media, Inc.) from December 31, 2019 to December 31, 2024. Cumulative total shareholder return is calculated by assuming a $100 investment on December 31, 2019 in our common stock, the index and the stock of each of our peer issuers, with any dividends reinvested.
Indexed Yearly Stock Price Close
(Price Adjusted for Stock Splits and Dividends)
Source: Bloomberg
ITEM 6.  [RESERVED]
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K. References in this report to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.

The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business, providing context for the rest of this MD&A.
•Results of Operations – Analysis of our financial performance at both the consolidated and segment levels.
•Liquidity and Capital Resources – Discussion of our short- and long-term liquidity, including material cash requirements and the anticipated sources of funds needed to meet these requirements.
•Critical Accounting Estimates – Overview of the material accounting estimates that involve significant estimation uncertainty, which we believe are most relevant to understanding the assumptions and judgments in our consolidated financial statements.
This discussion contains forward-looking statements, which are subject to risks and uncertainties, and actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” contained in Item 1A within this Annual Report on Form 10-K.
OVERVIEW
Description of Our Business, Segments and Discontinued Operations
We generate revenue by selling advertising on the out-of-home displays we own or operate, including roadside billboards, street furniture and airport displays, using both digital and printed formats.
As a result of strategic actions to optimize our portfolio and focus on U.S.-based operations, we now operate two reportable business segments: America (U.S. operations excluding airports) and Airports (U.S. and Caribbean airport operations), with our remaining operations in Singapore reported as “Other.”
Previously, we operated four reportable segments: America, Airports, Europe-North (operations in the U.K., the Nordics, and other northern and central European countries), and Europe-South (operations in Spain and, until their sales in 2023, Switzerland, Italy and France). Operations in Latin America (Mexico, Brazil, Chile and Peru) and Singapore, which have not been material to our overall business, were reported as “Other.”
In 2023, we classified our Europe-South segment as discontinued operations and completed the sale of these operations, except for the Spanish business, which remains held for sale. As of December 31, 2024, we also classified our Europe-North segment and Latin American businesses as discontinued operations. Accordingly, these businesses are reported as discontinued operations in the financial statements included in this Annual Report on Form 10-K for all periods presented, resulting in changes to the presentation of certain prior period amounts.
For further details on our segments, refer to Note 4 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
International Sales Processes and Dispositions
Since December 2021, we have been evaluating strategic alternatives for our international operations, including potential divestitures, as part of a broader strategy to focus on growing our more profitable U.S. operations, improving our organic cash flow and reducing leverage.
In 2023, we completed the sales of our businesses in Switzerland, Italy and France, on March 31, May 31, and October 31, respectively. We used the net proceeds from these sales, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility of the business as permitted under our debt agreements.
In May 2023, we entered into an agreement to sell our business in Spain. The buyer terminated this agreement in October 2024 due to commitments required by the regulatory authority. We have since resumed the sales process and marketing efforts for this business.
On January 8, 2025, we entered into a definitive agreement to sell the businesses in our Europe-North segment to Bauer Radio Limited, a subsidiary of Bauer Media Group, for a purchase price of $625 million, subject to certain customary adjustments. The transaction is expected to close in 2025, upon satisfaction of regulatory approvals. We will use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to prepay in full the outstanding CCIBV term loans in the principal amount of $375 million, plus any accrued interest. We expect to use the remaining net proceeds primarily to repay additional debt and/or for other purposes permitted under the agreements governing the remainder of our indebtedness.

On February 5, 2025, we completed the sale of our businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction. We received $20 million in cash at closing and are eligible to receive an additional $1.25 million earn-out, with the consideration subject to further customary adjustments. We intend to use the net proceeds from the sale to improve our liquidity position.
The sales process for our remaining European and Latin American businesses in Spain and Brazil are ongoing. While we cannot guarantee the completion of any transactions, we currently expect these sales to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.
Macroeconomic Trends and Uncertainties
In recent years, global inflation increased, peaking in the U.S. in 2022. In response, the U.S. Federal Reserve raised interest rates significantly in 2022 and 2023, increasing our weighted average cost of debt. Although inflation has slowed and the Federal Reserve reduced the federal funds rate in 2024, inflation remains moderately elevated, and higher interest rates continue to affect our cost of debt. Future fluctuations in these economic indicators remain uncertain for 2025 and beyond. For further discussion of market risks, refer to Item 7A of this Annual Report on Form 10-K.
Our segment results are also impacted by economic conditions in the markets and industries in which we operate, as advertising revenue is highly correlated with changes in gross domestic product. In 2023, we experienced revenue weakness in certain of our larger U.S. markets, particularly in California, due to specific macroeconomic trends that led to lower spend on out-of-home advertising in these markets. However, improved conditions, along with increased demand and digital deployments, have contributed to revenue growth in our America segment in 2024. Additionally, continued growth in the travel industry has been a driver of strengthened performance in our Airports segment, as record-breaking daily passenger volumes through U.S. airports contributed to revenue growth in 2024.
While inflation, interest rates and market conditions have impacted our operations in recent years, we are closely monitoring additional macroeconomic uncertainties that could affect our business. These include potential changes in trade policies, such as new tariffs, and fluctuations in energy prices, which may increase operational costs. While these factors remain uncertainties, we do not currently anticipate a material adverse impact on our operations.
Debt Activity
In June 2023, we amended our Receivables-Based Credit Facility to extend its maturity date to August 2026 and our Revolving Credit Facility to extend the maturity of a substantial portion of the commitments thereunder to August 2026. Additionally, the aggregate revolving credit commitments under each facility were revised.
In August 2023, we issued $750.0 million aggregate principal amount of 9.000% Senior Secured Notes Due 2028 (the “CCOH 9.000% Senior Secured Notes”) and used a portion of the net proceeds to prepay $665.0 million of outstanding principal on the Term Loan Facility, which we repurchased at a discount.
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
In March 2024, we issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds to prepay $835.0 million of borrowings outstanding under our Term Loan Facility. At the same time, we amended our Senior Secured Credit Agreement to refinance the $425.0 million remaining principal balance on the Term Loan Facility and to extend its maturity date from 2026 to 2028, subject to certain conditions.
In March 2024, our indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which mature in 2027, and used the proceeds therefrom to redeem all of the outstanding 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”).
Collectively, the transactions from March 2024 are referred to as the “March 2024 Debt Transactions.” For additional details, please refer to Note 6 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following discussion of our results of operations focuses on continuing operations and is presented on both a consolidated and segment basis.
•Our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs. Restructuring and other costs are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs.
•Corporate expenses, depreciation and amortization, impairment charges, other operating income and expense, non-operating income and expenses, and income taxes are managed on a total company basis and are therefore only included in our discussion of consolidated results of continuing operations.
•Results of discontinued operations are presented and discussed separately from the results of continuing operations.
Consolidated Results of Continuing Operations

(In thousands)	Year Ended December 31,
	2024	2023	2022
Revenue	$1,505,230	$1,434,186	$1,381,564
Operating expenses:
Direct operating expenses(1)	680,578	660,336	588,780
Selling, general and administrative expenses(1)	252,907	235,470	231,233
Corporate expenses(1)	126,904	129,248	118,762
Depreciation and amortization	173,998	196,811	173,726
Impairment charges	—	—	22,676
Other operating income, net	(8,340)	(4,488)	(9,466)
Operating income	279,183	216,809	255,853
Interest expense, net	(401,541)	(398,050)	(334,055)
Gain (loss) on extinguishment of debt	(2,393)	3,817	—
Other expense, net	(8,378)	(5,699)	(784)
Loss from continuing operations before income taxes	(133,129)	(183,123)	(78,986)
Income tax benefit attributable to continuing operations	9,365	23,679	89,907
Income (loss) from continuing operations	(123,764)	(159,444)	10,921
Loss from discontinued operations	(52,114)	(149,372)	(105,309)
Consolidated net loss	(175,878)	(308,816)	(94,388)
Less: Net income attributable to noncontrolling interests	3,376	2,106	2,216
Net loss attributable to the Company	$(179,254)	$(310,922)	$(96,604)
(1)Excludes depreciation and amortization
Consolidated Revenue
Our revenue is generated from selling advertising on out-of-home displays we own or operate, including roadside billboards, street furniture and airport displays. Our portfolio includes both printed and digital displays.
Consolidated revenue increased by $71.0 million, or 5.0%, in 2024 compared to 2023, driven by higher demand and our continued investment in digital infrastructure. Growth in both the Airports and America segments was partially offset by lower revenue in Singapore due to the loss of a contract.
In 2023, consolidated revenue increased by $52.6 million, or 3.8%, compared to 2022. Growth in the Airports segment, driven by higher demand and our investment in digital infrastructure, was partially offset by lower revenue in the America segment, which was impacted by weaknesses in the San Francisco/Bay Area market and the Media/Entertainment vertical.

The table below provides information on consolidated digital revenue:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Digital revenue	$622,251	$582,398	$536,376
Percent of total consolidated revenue	41.3%	40.6%	38.8%
Consolidated Direct Operating Expenses
The largest component of our direct operating expenses is site lease expense, which includes rent for both lease and non-lease contracts and consists of payments for land or space used by our advertising displays, including minimum guaranteed payments and revenue-sharing arrangements. Direct operating expenses also include production, installation and maintenance costs related to the printing, transporting, posting and maintaining of advertising copy, as well as costs to operate our out-of-home displays, such as electricity for digital displays, repair and maintenance costs, and employee-related costs for our real estate and operations functions.
Consolidated direct operating expenses increased by $20.2 million, or 3.1%, in 2024 compared to 2023. Site lease expense increased primarily due to higher revenue and lower rent abatements, but these increases were partially offset by the impact of the contract loss in Singapore and the renegotiation of a large contract in the America segment. The remaining increase in consolidated direct operating expenses was primarily due to higher production, installation and maintenance costs associated with revenue growth.
In 2023, consolidated direct operating expenses increased by $71.6 million, or 12.2%, compared to 2022, driven by higher site lease expense resulting from higher revenue, lower rent abatements, and new and amended contracts.
The table below provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Site lease expense	$561,528	$549,394	$476,966
Reductions of rent expense on lease and non-lease contracts from rent abatements	10,311	24,893	46,939
Restructuring and other costs	1,064	280	421
Consolidated Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses primarily consist of employee-related costs for sales, marketing, segment leadership and support functions, as well as costs for marketing, facilities, information technology, and other general expenses.
Consolidated SG&A expenses increased by $17.4 million, or 7.4%, in 2024 compared to 2023, mainly due to higher employee compensation costs, driven by higher variable-incentive compensation, increased sales headcount and pay increases. Additionally, property tax expense was lower in the prior year due to a $4.7 million refund from a legal tax settlement.
In 2023, consolidated SG&A expenses increased by $4.2 million, or 1.8%, compared to 2022, largely driven by higher employee compensation, partially offset by the $4.7 million property tax refund.
The table below provides the restructuring and other costs included within consolidated SG&A expenses:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Restructuring and other costs	$1,899	$850	$1,035
Corporate Expenses
Corporate expenses primarily consist of infrastructure and support costs related to our information technology, human resources, legal, finance, business services and administrative functions, as well as overall executive leadership.
Corporate expenses decreased by $2.3 million, or 1.8%, in 2024 compared to 2023, due to a $19.0 million legal liability recorded in 2023 for the resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media Limited (“Clear Media”). This decrease was largely offset by higher employee compensation costs, including share-based compensation, insurance benefits, bonuses and pay increases, and certain legal costs related to property and casualty settlements. Excluding share-based compensation, these cost increases totaled $12.0 million for the year.

In 2023, corporate expenses increased by $10.5 million, or 8.8%, compared to 2022, primarily driven by legal liabilities recorded for the resolution of the investigation of Clear Media.
The table below provides additional information about certain drivers of corporate expenses:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Share-based compensation expense(1)	$23,076	$17,547	$17,836
Restructuring and other costs(2)	4,878	20,550	9,950
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Restructuring and other costs during the years ended December 31, 2023 and 2022 include expenses of $19.0 million and $7.1 million, respectively, recorded for the resolution of the investigation of Clear Media.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of our advertising structures and other property, plant and equipment and the amortization of our finite-lived intangible assets.
Depreciation and amortization decreased by $22.8 million, or 11.6%, in 2024 compared to 2023, due to certain structures becoming fully depreciated in the third quarter of 2023.
In 2023, depreciation and amortization increased by $23.1 million, or 13.3%, compared to 2022, primarily driven by a change in the classification of billboard permit intangible assets in our America segment from indefinite-lived to finite-lived in the fourth quarter of 2022, which resulted in a $48.2 million increase in amortization expense. This increase was partially offset by certain structures becoming fully depreciated in the third quarter of 2023. For additional details regarding the change in permit classification, please refer to Note 2 in Item 8 of this Annual Report on Form 10-K.
Impairment Charges
We did not recognize any impairment charges related to our continuing operations in 2024 or 2023. In 2022, we recognized impairment charges of $22.7 million in our America segment, including $21.8 million on indefinite-lived permits due to rising interest rates and inflation, and $0.9 million on permanent easements as a result of our annual impairment test.
Other Operating Income, Net
Other operating income, net, of $8.3 million, $4.5 million and $9.5 million in 2024, 2023 and 2022, respectively, primarily reflects net gains from the disposition of operating assets. In 2024, we recognized gains in our America segment from the sale of certain operating assets in the first quarter and an asset exchange in the fourth quarter. In 2023 and 2022, we received compensation from local governments for the condemnation and removal of billboards in certain markets, partially offset by a reduction in the underlying value of the condemned assets.
In 2024 and 2023, these net gains were partially offset by transaction costs related to structural initiatives of $5.2 million and $2.4 million, respectively.
Interest Expense, Net
Interest expense, net, increased by $3.5 million in 2024 compared to 2023, and by $64.0 million in 2023 compared to 2022, due to higher average interest rates on our Term Loan Facility. The impact of these rate increases was partially offset by refinancing a portion of our Term Loan Facility through the issuance of the CCOH 9.000% Senior Secured Notes in August 2023 and the CCOH 7.875% Senior Secured Notes in March 2024.
Gain (Loss) on Extinguishment of Debt
In 2024, we recognized a loss of $2.4 million on extinguishment of debt related to the prepayment and amendment of the Term Loan Facility.
In 2023, we recognized a gain of $3.8 million on extinguishment of debt, primarily from the open market repurchase of $15.0 million principal amount of CCOH Senior Notes at a discount.
Other Expense, Net
Other expense, net, was $8.4 million, $5.7 million and $0.8 million in 2024, 2023 and 2022, respectively. In 2024, we incurred $10.0 million of debt modification expense related to the issuance of the CCOH 7.875% Senior Secured Notes and associated prepayment and refinancing of the Term Loan Facility. In 2023, we incurred $4.4 million of debt modification expense related to the issuance of the CCOH 9.000% Senior Secured Notes and associated prepayment of the Term Loan Facility.

Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations were 7.0%, 12.9% and 113.8% in 2024, 2023 and 2022, respectively. In each of these years, the income tax benefit from reported losses was partially offset by valuation allowances against current-period deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty about our ability to realize those assets in future periods. In 2022, we recognized an additional tax benefit from a reduction in the valuation allowance resulting from the change in classification of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes. For a full reconciliation of our effective tax rate to statutory rates and further details on our provision for taxes, please refer to Note 9 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
America Results of Operations

(In thousands)	Years Ended December 31,
	2024	2023	2022
Revenue	$1,143,510	$1,100,846	$1,105,552
Direct operating expenses(1)	443,856	437,861	412,302
SG&A expenses(1)	212,233	195,160	195,316
Segment Adjusted EBITDA	487,990	468,370	499,390
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $42.7 million, or 3.9%, in 2024 compared to 2023. Revenue increased in all regions primarily driven by increased demand for both printed and digital billboards and the deployment of new digital billboards. Digital revenue increased by 7.0% from 2023, as shown in the table below.
In 2023, America revenue decreased by $4.7 million, or 0.4%, compared to 2022, primarily due to weakness in the San Francisco/Bay Area market and reduced sales in the Media/Entertainment vertical, which was impacted by the Hollywood labor union strikes. These declines were largely offset by higher revenue from other markets and verticals. The net decrease in America revenue was driven by lower revenue from street furniture and transit displays, partially offset by higher revenue from billboards. Digital revenue increased by 2.0% from 2022, as shown in the table below.
The table below provides information about America digital revenue:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Digital revenue	$415,093	$387,975	$380,222
Percent of total segment revenue	36.3%	35.2%	34.4%
National sales accounted for 36.0%, 34.7% and 36.2% of America revenue in 2024, 2023 and 2022, respectively, with the remainder coming from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $6.0 million, or 1.4%, in 2024 compared to 2023, driven by higher production, installation and maintenance costs largely due to revenue growth. These increases were partially offset by lower site lease expense driven by the renegotiation of an existing contract and a decrease in estimated lessor property taxes in certain lease arrangements.
In 2023, America direct operating expenses increased by $25.6 million, or 6.2%, compared to 2022. This increase was primarily due to higher site lease expense driven by lease renewals and amendments, including the renegotiation of a large existing site lease contract, and lower rent abatements.
The table below provides information about America site lease expense and rent abatements:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Site lease expense	$346,171	$348,229	$322,725
Reductions of rent expense on lease and non-lease contracts from rent abatements	60	6,439	14,847

America SG&A Expenses
America SG&A expenses increased by $17.1 million, or 8.7%, in 2024 compared to 2023, largely due to higher employee compensation costs, driven by higher variable-incentive compensation, increased sales headcount and pay increases. Additionally, property tax expense was lower in the prior year due to a $4.7 million refund from a legal tax settlement.
In 2023, America SG&A expenses decreased by $0.2 million, or 0.1%, compared to 2022, driven by the $4.7 million property tax refund. This decrease was offset by higher employee compensation, marketing and information technology costs.
Airports Results of Operations

(In thousands)	Years Ended December 31,
	2024	2023	2022
Revenue	$361,488	$311,605	$256,402
Direct operating expenses(1)	235,772	208,442	163,638
SG&A expenses(1)	37,954	34,941	31,900
Segment Adjusted EBITDA	87,860	68,226	60,864
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased by $49.9 million, or 16.0%, in 2024 compared to 2023, driven by strong local and national advertising demand. Our continued investment in digital media infrastructure and premium inventory at high-traffic locations enabled us to capitalize on this demand, most significantly at the Port Authority of New York and New Jersey airports and San Francisco International Airport.
In 2023, Airports revenue increased by $55.2 million, or 21.5%, compared to 2022, when the business was still recovering from the pandemic’s impact on travel. As U.S. airport traffic returned to pre-pandemic levels, demand for airport advertising increased, further fueled by our investments in digital media infrastructure.
The table below provides information about Airports digital revenue:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Digital revenue	$207,158	$186,528	$147,361
Percent of total segment revenue	57.3%	59.9%	57.5%
National sales accounted for 59.4%, 58.8% and 53.7% of Airports revenue in 2024, 2023 and 2022, respectively, with the remainder coming from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $27.3 million, or 13.1%, in 2024 compared to 2023, and by $44.8 million, or 27.4%, in 2023 compared to 2022. These increases were primarily driven by higher site lease expense resulting from higher revenue and, to a lesser extent, lower rent abatements. The table below provides additional information about Airports site lease expense and rent abatements:

(In thousands)	Years Ended December 31,
	2024	2023	2022
Site lease expense	$215,355	$191,191	$145,227
Reductions of rent expense on lease and non-lease contracts from rent abatements	10,251	18,454	32,092
Airports SG&A Expenses
Airports SG&A expenses increased by $3.0 million, or 8.6%, in 2024 compared to 2023, and by $3.0 million, or 9.5%, in 2023 compared to 2022, largely due to higher employee compensation costs, driven by higher sales commissions and increased sales headcount.

Other Results of Operations

(In thousands)	Years Ended December 31,
	2024	2023	2022
Revenue	$232	$21,735	$19,610
Direct operating expenses(1)	950	14,033	12,840
SG&A expenses(1)	2,720	5,369	4,017
Segment Adjusted EBITDA	(1,142)	2,914	2,753
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
“Other” represents the Company’s operations in Singapore. In 2024, results were impacted by the termination of a contract on December 31, 2023, resulting in decreases in revenue, direct operating expenses and SG&A expenses.
In 2023, Other revenue, direct operating and SG&A expenses increased by $2.1 million, $1.2 million and $1.4 million, respectively, compared to 2022, driven by growth of the Singapore business.
Loss from Discontinued Operations
In 2023 and 2024, certain businesses were classified as discontinued operations, including those in the former Europe-South and Europe-North segments, as well as in Latin America. Loss from discontinued operations was $52.1 million in 2024, $149.4 million in 2023, and $105.3 million in 2022.
The results of discontinued operations reflected reductions in revenue and operating expenses in 2023 and 2024, primarily due to the sales of the businesses in France, Italy and Switzerland in 2023. Revenue from discontinued operations was $843.2 million in 2024, $1,054.8 million in 2023, and $1,099.6 million in 2022. The declines in revenue were driven by the absence of contributions from the sold businesses, partially offset by higher revenue from other European businesses and, to a lesser extent, Latin America.
Loss from discontinued operations also included certain gains, losses and impairments, which further impacted overall performance, as follows:
•2024 included a loss of $44.4 million related to the classification of the Brazil business as held for sale and impairment charges of $18.1 million related to long-lived assets in Latin America.
•2023 included a net loss on disposal of $104.5 million, driven by the disposal of the business in France, partially offset by gains from the sales of the businesses in Switzerland and Italy.
•2022 included an impairment charge of $16.9 million related to the goodwill allocated to the Europe-South segment.
For additional details on the major components of the loss from discontinued operations, please refer to Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements are for working capital used to fund the operations of the business, capital expenditures and debt service. We typically meet these needs through cash on hand, internally-generated cash flow from operations and, if necessary, borrowings under our credit facilities. We believe our current sources of funds will be sufficient to meet our cash requirements for at least the next 12 months.
Long-Term Liquidity
Our long-term cash requirements will depend on many factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities, including the completion of the sale of our Europe-North segment and the ongoing sales processes for our businesses in Spain and Brazil. Additionally, we have long-term cash requirements related to the repayment of outstanding debt, which is scheduled to mature over the next five years. We believe our sources of funds will be adequate to meet our cash requirements in the long-term.

However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic conditions, interest rates, inflation, increased tariffs and retaliatory trade policies, and geopolitical events such as the ongoing conflicts in Ukraine and the Middle East. For additional details about our market risks, please refer to Item 7A of this Annual Report on Form 10-K. Furthermore, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider and discuss potential financing alternatives with our lenders and other parties. In the future, we may seek supplemental liquidity through additional financing from banks or other lenders, offerings of public or private debt, equity or equity-linked securities, strategic partnerships, or a combination thereof. In addition, from time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or refinance our indebtedness. However, there is no assurance that we will be able to secure financing alternatives, complete liquidity-generating transactions or refinance debt in sufficient amounts or on terms acceptable to us in the future, due to market conditions, our financial condition, our liquidity constraints, or other factors that may be beyond our control. Even if financing alternatives are available, we may not find them suitable or offered at reasonable interest rates, and the terms of our existing or future debt agreements may limit our ability to secure financing on terms that are available to us at that time or at all.
If we cannot generate sufficient cash from operations or secure sources of supplemental liquidity as needed, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and ability to meet our obligations.
We and our subsidiaries have repurchased, and may in the future repurchase from time to time as part of various financing and investment strategies, outstanding notes in open market purchases, privately negotiated transactions, or otherwise. These repurchases, if any, could materially impact our liquidity, results of operations, or leverage ratios, which could affect our ability to comply with the covenants contained in our debt agreements. The decision to repurchase, if at all, will depend on factors such as prevailing market conditions, our liquidity requirements and contractual restrictions, and the amounts involved may be material.
Cash Requirements
Working Capital Needs
We utilize working capital to fund our operations and meet certain contractual obligations, including commitments under site leases and other non-cancelable contracts.
Site Lease Expense
A significant cash requirement for our operations is site lease expenses, which include payments for land or space used by our advertising displays. These costs consist of both minimum guaranteed payments and revenue-sharing arrangements under lease and non-lease contracts. We lease the majority of the land occupied by our billboard structures under long-term site leases, which typically have initial terms of up to 20 years. Additionally, most of our airport and street furniture displays are operated through long-term contracts, many of which have rent provisions based on the greater of a percentage of advertising revenue or a minimum guaranteed annual payment. Many of our lease agreements contain renewal options and annual rent escalation clauses.
In 2024, 2023 and 2022, we incurred site lease expenses for continuing operations of $561.5 million, $549.4 million and $477.0 million, respectively, which are included in “Direct operating expenses” on our Consolidated Statements of Loss. During these years, we received rent abatements of $10.3 million, $24.9 million and $46.9 million, respectively, which are not expected to continue in future periods.
In 2024, we entered into a 15-year contract for roadside advertising assets controlled by the New York Metropolitan Transit Authority with a total cash obligation of $390.0 million, effective November 1, 2024. As of December 31, 2024, our short-term cash obligations under this contract amounted to $26.0 million due within the next 12 months.
As of December 31, 2024, our total short-term cash obligations related to site lease expenses under non-cancelable operating leases and other non-cancelable contracts were $610.2 million, including $248.9 million related to discontinued operations. The timing of the sales of the entities held for sale as of December 31, 2024 will affect the amount of the obligation we are ultimately responsible for. For details on our total future cash obligations under non-cancelable operating leases and other non-cancelable contracts for continuing operations, including schedules of future minimum payments, please refer to Notes 7 and 8 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. These obligations exclude amounts related to discontinued operations.

Other
In September 2023, we reached a settlement with the SEC regarding resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media. Under the settlement, we agreed to pay a total of $26.1 million in installments, with $13.1 million paid in October 2023 and the remaining $13.1 million paid in the third quarter of 2024.
Capital Expenditures and Acquisitions
Capital Expenditures
Our capital expenditures primarily relate to the construction and maintenance of our out-of-home advertising displays, including the ongoing deployment of digital displays as part of our long-term strategy to digitize our network. We believe cash flow from operations will generally be sufficient to fund these expenditures.
We made the following capital expenditures in 2024, 2023 and 2022:

(In thousands)	Years Ended December 31,
	2024	2023	2022
America(1)	$63,354	$75,431	$79,529
Airports(2)	12,619	20,050	25,298
Other	13	298	269
Corporate	4,731	5,714	5,094
Capital expenditures for continuing operations	80,717	101,493	110,190
Capital expenditures for discontinued operations(3)	61,678	65,101	74,489
Total capital expenditures(4),(5)	$142,395	$166,594	$184,679
(1)Capital expenditures in our America segment decreased in 2024 due to a shift in the mix of digital deployments that require lower levels of investment.
(2)Capital expenditures in our Airports segment decreased in 2024 due to the timing of capital commitments under our airport advertising contract with the Port Authority of New York and New Jersey.
(3)Capital expenditures for discontinued operations decreased following the sales of our businesses in Switzerland, Italy and France in 2023, and are expected to decline further as we sell the remaining European and Latin American businesses.
(4)As of December 31, 2024, 2023 and 2022, we had accrued but unpaid capital expenditures for continuing operations of $6.7 million, $6.0 million and $11.5 million, respectively. For discontinued operations, the accrued but unpaid capital expenditures as of these dates were $8.6 million, $10.2 million and $14.6 million, respectively.
(5)Excludes asset acquisitions.
As of December 31, 2024, we had short-term capital expenditure commitments totaling $55.3 million due within the next 12 months, including $30.1 million related to discontinued operations. The timing of the sales of the entities held for sale as of December 31, 2024 will affect the amount of the obligation we are ultimately responsible for. These commitments are primarily related to certain transit, street furniture and airports contracts, which include minimum purchase requirements for property, plant and equipment, as well as contracts with penalties for failing to fulfill obligations to build bus stops, kiosks, and other public amenities or advertising structures. For details on our total future capital expenditure commitments for continuing operations, including a schedule of future minimum payments, please refer to Note 8 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. These obligations exclude amounts related to discontinued operations.
Acquisitions
In 2024, 2023 and 2022, we acquired out-of-home advertising assets in our America segment for total cash consideration of $9.0 million, $12.1 million and $62.0 million, respectively. These acquisitions primarily consisted of permits, permanent easements and digital billboard structures, and in 2022, land. Additionally, in 2024, we acquired $7.6 million in assets, including permits, permanent easements and digital billboards, through a non-cash exchange with another out-of-home advertising provider.
In 2024, we also acquired out-of-home advertising assets in our Europe-North segment for cash consideration of $8.4 million, primarily consisting of permits. Additionally, we acquired the UIP group, a business that develops and operates urban infrastructure in Norway, including bike-sharing programs and bus shelters, for cash consideration of $9.3 million, net of cash acquired.

Debt Service Obligations
Interest Payments
A significant portion of our cash requirements is for debt service obligations. In 2024, 2023 and 2022, we paid interest of $434.5 million, $404.4 million and $341.4 million, respectively. The increase in 2024 was largely due to the timing of interest payments related to the issuance of the CCOH 9.000% Senior Secured Notes in August 2023 and the March 2024 Debt Transactions, and the increase in 2023 was driven by higher interest rates on our Term Loan Facility.
Assuming no additional refinancing, new debt issuance or principal prepayments, we expect cash interest payments of approximately $422 million in 2025, including $28 million related to the CCIBV Term Loan Facility. Upon the sale of the Europe-North businesses, we will use the anticipated net proceeds, after payment of transaction-related fees and expenses, to prepay the full $375 million principal amount of the CCIBV Term Loan Facility, plus any accrued interest, in accordance with the CCIBV Credit Agreement. Excluding interest on the CCIBV Term Loan Facility, we expect annual cash interest payments of approximately $394 million in 2025 and $393 million in 2026.
Principal Payments
Under the Senior Secured Credit Agreement, we were historically required to make quarterly principal payments of $5.0 million on the Term Loan Facility. As a result, we made $20.0 million in principal payments during 2022 and $10.0 million during the first half of 2023. However, the remaining quarterly payment obligations were satisfied through a prepayment in August 2023, as detailed in the “Debt Activity” section below. Consequently, the remaining principal on the Term Loan Facility is due at maturity in August 2028.
Our next scheduled debt maturity is in April 2027, when the $375.0 million principal amount of the CCIBV Term Loan Facility becomes due. However, as previously described, we will prepay this balance in full using a portion of the net proceeds from the sale of the Europe-North businesses, which we expect to complete in 2025. Following that, our next debt maturity will occur in August 2027, when the $1.25 billion aggregate principal of the CCOH 5.125% Senior Secured Notes becomes due.
For additional details on our outstanding long-term debt and a schedule of future maturities, please refer to Note 6 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Sources of Capital and Liquidity
Cash On Hand
As of December 31, 2024, we had $164.3 million of cash and cash equivalents, including $54.6 million held by discontinued operations (our businesses in Europe and Latin America) and $3.3 million held by our continuing operations subsidiaries outside the U.S., primarily in the Caribbean.
Excess cash from our foreign operations can generally be transferred to our U.S. operations if needed, subject to the cash requirements of our foreign operations and restrictions under the credit agreement governing the CCIBV Term Loan Facility. At present, we could repatriate excess cash with minimal U.S. tax consequences, as calculated under tax law, and dividend distributions from our international subsidiaries may not result in a U.S. federal income tax liability.
Cash Flow from Operations
Net cash provided by operating activities primarily results from cash collected from customers for our out-of-home advertising services, offset by cash payments for site leases, production, installation and maintenance costs, employee compensation, marketing, facility and information technology expenses, interest on debt, taxes and other corporate expenditures. In 2024, 2023 and 2022, net cash provided by operating activities was $79.7 million, $31.3 million and $140.0 million, respectively.
In 2024, net cash provided by operating activities increased by $48.5 million compared to 2023. This improvement was driven by stronger performance from both continuing and discontinued operations, as well as the disposal of certain underperforming former Europe-South businesses, which had generated negative operating cash flow in 2023. However, this increase was partially offset by $30.1 million in incremental interest payments, largely due to timing, as previously described.

In 2023, net cash provided by operating activities decreased by $108.7 million compared to 2022. This decline was primarily driven by a $63.0 million increase in interest payments due to higher interest rates on our Term Loan Facility. The remaining decrease was largely attributable to the America segment, where higher site lease payments from lease renewals, amendments (including a large contract renegotiation), and reduced rent abatements outpaced cash collections, which were impacted by weaker performance in certain markets and verticals. Additionally, the divestiture of the former Europe-South businesses, which had negatively impacted operating cash flow in 2023 and contributed positively in 2022, further reduced operating cash flow. We also made the first of two $13.1 million annual installment payments to the SEC in 2023 related to the resolution of the Clear Media investigation, with the second installment paid in 2024. These declines were partially offset by improved performance in the Airports segment, as well as Europe-North and Spain discontinued operations.
Dispositions
In 2024, we received net cash proceeds of $13.7 million from asset dispositions.
In 2023, we received net cash proceeds of $59.8 million from business and asset dispositions, including $84.9 million from the sale of our former Switzerland business and $4.3 million from the sale of our former Italy business, net of transaction costs and cash sold. These were partially offset by $43.0 million in net cash delivered to the buyer and transaction costs related to the sale of our former France business. The remaining proceeds were from asset dispositions.
In 2022, we received net cash proceeds of $27.1 million from asset dispositions, including compensation from local governments for the condemnation and removal of billboards in certain markets within our America segment.
We anticipate gross cash proceeds of $625.0 million from the sale of our Europe-North segment businesses, subject to certain customary adjustments. The transaction is expected to close in 2025, upon satisfaction of regulatory approvals. As previously described, the net proceeds, after transaction-related fees and expenses, will be used to fully prepay the $375.0 million outstanding on the CCIBV Term Loan Facility, plus any accrued interest. We expect to use the remaining net proceeds primarily to repay additional debt and/or for other purposes permitted under the agreements governing the remainder of our indebtedness.
On February 5, 2025, we completed the sale of our businesses in Mexico, Peru and Chile and received $20.0 million in cash. We are also eligible to receive an additional $1.25 million earn-out, with the consideration subject to further customary adjustments. We intend to use the net proceeds from the sale to improve our liquidity position.
Credit Facilities
We have access to a Revolving Credit Facility and a Receivables-Based Credit Facility, both of which include sub-facilities for letters of credit and short-term borrowings. No draws were made under either facility in 2024, 2023 or 2022.
In June 2023, we amended the Senior Secured Credit Agreement (which governs the Revolving Credit Facility) and the Receivables-Based Credit Agreement, extending the maturity date of substantially all commitments under these credit facilities to August 23, 2026, in the amounts set forth below. These amendments also resulted in changes to the borrowing limits for each facility, as summarized below. We may request incremental credit commitments under each facility at any time, subject to customary conditions; however, the lenders under such facilities are not obligated to provide additional commitments.
The table below presents our borrowings and excess availability under these credit facilities as of December 31, 2024:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$115.8	$175.0	$290.8
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	43.2	66.3	109.5
Excess availability(3)	$72.6	$108.7	$181.3
(1)The June 2023 amendments to the Senior Secured Credit Agreement and Receivables-Based Credit Agreement modified the borrowing limits as follows: The Revolving Credit Facility limit was reduced from $175.0 million to $150.0 million through August 23, 2024, and further reduced to $115.8 million through August 23, 2026. The maximum borrowing limit of the Receivables-Based Credit Facility was increased from $125.0 million to $175.0 million, but remains capped by the borrowing base, which is variable and is calculated based on our accounts receivable balance each period in accordance with the Receivables-Based Credit Agreement.
(2)As of December 31, 2024, outstanding letters of credit under the Revolving Credit Facility included a $20.2 million letter of credit related to our former business in France. Pursuant to the share purchase agreement related to this sale, our former French business and/or Equinox (the buyer) will either replace or procure a counter-guarantee for this payment obligation. Additionally, letters of credit under the Receivables-Based Credit Facility included a $6.3 million letter of credit related to our business in Spain.
(3)Due to rounding, totals may not sum exactly as presented in the table above.

For more details on each of these credit facilities, please refer to Note 6 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Debt Activity
In March 2024, we issued $865.0 million aggregate principal amount of CCOH 7.875% Senior Secured Notes, which mature in April 2030, and used a portion of the proceeds to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, we amended the Senior Secured Credit Agreement to refinance the $425.0 million remaining balance on the Term Loan Facility and extend its maturity date from August 2026 to August 2028, subject to certain conditions. The refinanced term loans were issued at a 1% discount, and proceeds from the issuance, along with remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, were used to pay off the original term loans, $14.9 million of accrued interest, and $15.4 million of fees and expenses related to these transactions.
In March 2024, CCIBV entered into the CCIBV Term Loan Facility, totaling an aggregate principal amount of $375.0 million, which matures in April 2027. The CCIBV Term Loan Facility, which was issued at a 1% discount, consists of two tranches: $300.0 million in fixed-rate term loans at 7.5% per annum and $75.0 million in floating-rate term loans at Term SOFR plus 2.25% per annum (subject to a floor of 5.25% per annum). We used the proceeds, along with cash on hand, to redeem the outstanding $375.0 million CCIBV Senior Secured Notes, which were scheduled to mature in August 2025, and to pay $11.8 million of accrued interest and $5.3 million in transaction fees. At December 31, 2024, we had accrued $0.4 million in unpaid fees related to these transactions.
In August 2023, we issued $750.0 million aggregate principal amount of CCOH 9.000% Senior Secured Notes, which mature in September 2028, and used a portion of the proceeds to prepay $665.0 million of Term Loan Facility principal, which we repurchased at a 1% discount. We paid $12.3 million in debt issuance costs related to these transactions.
In September 2023, we repurchased in the open market $5.0 million principal amount of the CCOH 7.750% Senior Notes and $10.0 million principal amount of the CCOH 7.500% Senior Notes for a total of $11.8 million, excluding accrued interest. The repurchased notes are held by a subsidiary of the Company and have not been cancelled.
We did not engage in any significant debt transactions in 2022.
Debt Covenants
Our debt agreements contain certain debt covenants, as described in Note 6 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. As of December 31, 2024, we were in compliance with all of these covenants. Additional information regarding compliance with the springing financial covenant under the Senior Secured Credit Agreement is provided below.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement includes a springing financial covenant applicable solely to the Revolving Credit Facility if its balance exceeds $0 and undrawn letters of credit exceed $10 million. This covenant requires compliance with a first lien net leverage ratio of less than 7.10 to 1.00. As of December 31, 2024, our first lien net leverage ratio was 6.60 to 1.00, calculated by dividing first lien net debt by EBITDA (as defined in the Senior Secured Credit Agreement) for the preceding four quarters. First lien net debt and EBITDA are presented herein as they are material components of the first lien net leverage ratio calculation.
Impact of Discontinued Operations on First Lien Net Leverage Ratio
Under the Senior Secured Credit Agreement, the calculation of the first lien net leverage ratio excludes the impact of all businesses classified as discontinued operations, whether the sale is closed or pending. As a result, EBITDA from discontinued operations is not included in the calculation. Additionally, the calculation does not give effect to the anticipated net cash proceeds from the sales of our international businesses or any intended uses therefrom. Consequently, our first lien net leverage ratio as of December 31, 2024 is higher than in previous periods and may not be directly comparable to such periods.

First Lien Net Debt
The following table presents a calculation of our first lien net debt as of December 31, 2024:

(In millions)	December 31, 2024
Receivables-Based Credit Facility	$—
Revolving Credit Facility	—
Term Loan Facility	425.0
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030	865.0
Finance leases	4.0
Less: Cash and cash equivalents	(109.7)
First lien net debt(1)	$3,184.3
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
EBITDA
As defined in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $482.7 million is calculated as operating income from continuing operations before depreciation, amortization, impairment charges and share-based compensation, further adjusted for unusual or nonrecurring gains, losses, charges or expenses, including restructuring, redundancy or severance expenses and one-time compensation charges, and various other items.
    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended December 31, 2024:

Four Quarters Ended
(In millions)	December 31, 2024
EBITDA (as defined in the Senior Secured Credit Agreement)	$482.7
Depreciation, amortization, impairment charges and share-based compensation	(197.1)
Unusual or nonrecurring gains, losses, charges or expenses, including restructuring, redundancy or severance expenses and one-time compensation charges	(12.7)
Other items(1)	6.3
Operating income from continuing operations(2)	279.2
Interest expense, net; loss on extinguishment of debt, net; other expense, net; and income tax benefit attributable to continuing operations	(402.9)
Loss from discontinued operations	(52.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(3)	580.7
Changes in operating assets and liabilities	(325.1)
Net cash provided by operating activities(2)	$79.7
(1)Primarily comprised of net gains from the disposition of operating assets, partially offset by interest income and transaction costs related to structural initiatives.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
(3)Includes non-cash operating lease expense; depreciation, amortization and impairment charges; loss on classification as held for sale and disposition of businesses and/or operating assets, net; share-based compensation; amortization of deferred financing charges and note discounts; foreign exchange transaction gain; credit loss expense; deferred taxes; loss or gain on extinguishment of debt and debt modification expense, net; and other reconciling items.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Company management to make estimates, judgments and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities, in our financial statements. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. We regularly evaluate these estimates as they form the basis for judgments about the carrying values of assets and liabilities, and the reported amounts of revenue and expenses, that may not be readily apparent from other sources. Since future events cannot be predicted with certainty, actual results may differ from these estimates, and such differences could be material.
For a discussion of our significant accounting policies, please refer to Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Management believes the following accounting estimates are critical to understanding and evaluating our financial results, as they require the most difficult, subjective or complex judgments and assumptions, with the potential for material impact if actual results differ.
Long-lived Assets
We estimate the useful lives of our long-lived assets, including property, plant and equipment, finite-lived intangible assets, and operating lease right-of-use assets, based on our historical experience and intended use of the assets. These estimates are periodically reassessed to ensure they remain reasonable. If we determine an asset will be disposed of earlier than expected, we adjust its remaining depreciation or amortization period accordingly.
We review long-lived assets for impairment when events or circumstances indicate that their carrying amounts may not be recoverable, which occurs when the undiscounted cash flows expected to be generated by the assets are lower than their carrying amounts. Management applies judgment in estimating future cash flows, including forecasting the useful lives of the assets and selecting the discount rate that reflects the risk inherent in those cash flows. When assets are determined to be unrecoverable and we intend to hold the asset for continued use, we reduce their carrying amount to fair value. If the asset is held for sale, we reduce its carrying amount to fair value less costs to sell. To estimate fair value, we use assumptions such as future cash flows, industry growth rates, discount rates and salvage values.
In 2024, no impairments were recognized for long-lived assets in continuing operations. However, we recognized an impairment charge of $18.1 million related to long-lived assets in discontinued operations, as the carrying values of certain asset groups in our Latin American businesses exceeded their estimated future cash flows. We used a market transaction approach to estimate the fair value of these assets. Additionally, as of December 31, 2024, we recognized a $44.4 million loss related to the Brazil business in conjunction with its classification as held for sale.
As of December 31, 2024, there were no additional indicators of impairment. However, if actual results differ from our assumptions, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We perform an impairment test on goodwill at least annually as of July 1, or more frequently if events or changes in circumstances indicate potential impairment. Our impairment testing is based on a discounted cash flow approach, which estimates future cash flows expected to be generated by the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to present value.
Assessing the recoverability of goodwill requires significant judgment and assumptions, including revenue, operating margins, growth rates and discount rates. These assumptions are based on our budgets, business plans, economic projections and marketplace data.
In 2024, no impairments were recognized on goodwill. The following assumptions were used in our annual impairment test performed as of July 1, 2024 to determine the fair value of our reporting units:
•Expected cash flows for the initial 4.5-year period were based on detailed, multi-year forecasts from each operating segment, reflecting the advertising outlook across our businesses.
•Cash flows were projected to grow at a perpetual growth rate of 3.0%.
•A discount rate of 10.0% was applied to reporting units in continuing operations, while reporting units in discontinued operations were assigned discount rates ranging from 12.0% to 15.0%, reflecting the varying risks associated with future cash flows.

Based on this analysis, a hypothetical 10% reduction in the estimated fair value of each reporting unit with goodwill would not have resulted in an impairment. Additionally, the table below shows the decrease in the fair value of each reporting unit that would have resulted from a 100-basis-point decrease in revenue growth and profit margin assumptions, and a 100-basis-point increase in the discount rate assumption. These changes would not have led to impairment, as the fair value of each reporting unit would still exceed its carrying value.

(In thousands)
Decrease in fair value of reporting unit	Revenue growth rate (100 basis point decrease)	Profit margin (100 basis point decrease)	Discount rate (100 basis point increase)
America	$(723,308)	$(142,415)	$(621,728)
Airports	(78,147)	(46,441)	(62,156)
Europe-North	(91,780)	(63,528)	(70,244)
There were no indicators of impairment as of December 31, 2024. While we believe our estimates and assumptions are reasonable, the assumptions are not necessarily indicative of future results, and it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.
Leases
The most significant estimate used by management in accounting for leases is the incremental borrowing rate (“IBR”), which is used to determine the present value of lease payments at the commencement of a lease. An increase in the IBR would decrease the net present value of minimum lease payments, which could reduce the likelihood of a lease being classified as a finance lease.
For our U.S. business, we calculate the IBR monthly based on the yield of our most recently issued secured debt, currently the CCOH 7.875% Senior Secured Notes. This yield is extrapolated over a 30-year time horizon using a composite credit rating yield curve. For our international operations, we use a portfolio approach based on interest rate parity theory. This approach adjusts the U.S. IBR to derive country-specific rates, considering expected currency appreciation or depreciation relative to the U.S. Dollar.
Tax Provisions
Our estimates of income taxes, including the significant items giving rise to deferred tax assets and liabilities, reflect our assessment of future taxes to be paid on items in the financial statements, considering both timing and the probability of realization. Actual income taxes may differ from these estimates due to future changes in tax law or the results of federal, state or foreign tax authority reviews of our tax returns.
We use our best judgment to assess whether it is more likely than not that our deferred tax assets will be realized. If we believe it is more likely than not that some or all of the deferred tax assets will not be realized, we establish a valuation allowance.
We also assess whether it is more likely than not that we will sustain the positions we have taken on tax returns, and if so, the amount of benefit to recognize initially within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits based on changes in facts and circumstances, including changes in tax law, interactions with taxing authorities, and case law developments. These adjustments may impact our income tax expense, and the settlement of uncertain tax positions may require the use of cash.
Litigation Accruals
We are involved in certain legal proceedings and have accrued an estimate of the probable costs for the resolution of claims where the occurrence of loss is considered probable and the amount of loss can be reasonably estimated. These estimates are based on current assumptions and have been developed in consultation with legal counsel, incorporating an analysis of potential outcomes based on a combination of litigation and settlement strategies. The actual costs may differ from these estimates, and future results of operations could be materially affected by changes in assumptions or the outcome of these legal proceedings.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates, foreign currency exchange rates and inflation, which are interrelated. While inflation has moderated from its peak in 2022 and the U.S. Federal Reserve reduced the federal funds rate in 2024, inflation remains elevated, and high interest rates continue to impact our cost of debt. Future fluctuations in these factors are uncertain and could continue to affect our financial results.
Interest Rate Risk
Our financial results are affected by changes in interest rates, as a portion of our debt (specifically the Term Loan Facility, Revolving Credit Facility, Receivables-Based Credit Facility, and a portion of the CCIBV Term Loan Facility) bears interest at variable rates. As of December 31, 2024, following the March 2024 Debt Transactions, variable-rate debt accounted for approximately 9% of our total long-term debt, down from 22% as of December 31, 2023. Upon repayment of the CCIBV Term Loan Facility, which we expect to complete in 2025 using net proceeds from the sale of the Europe-North businesses, we anticipate the proportion of our total debt that is variable-rate will decrease to 8%, assuming no other changes to debt balances.
In response to inflation, the U.S. Federal Reserve raised interest rates in 2022 and 2023, which increased our weighted average cost of debt. After remaining steady for a year, the federal funds rate was reduced in late 2024 as inflation slowed. As a result, and combined with the reduced proportion of variable-rate debt, our weighted average cost of debt decreased slightly from 7.5% at December 31, 2023, to 7.4% at December 31, 2024.
Higher interest rates generally impact our financial results through increased interest expense. Assuming current borrowings, a 100-basis-point increase in the Secured Overnight Financing Rate would have resulted in a $5.1 million increase in our 2024 interest expense. This analysis assumes no actions from management to mitigate the impact of interest rate increases and does not consider the potential broader economic effects of such rate changes. Conversely, a decrease in interest rates could lead management to consider actions to capitalize on such movements.
Foreign Currency Exchange Rate Risk
We have historically operated in America, Europe, Singapore and Latin America, with foreign operations denominated in their local currencies. As a result, we have been exposed to market risks related to fluctuations in foreign currency exchange rates, primarily involving the value of the U.S. dollar relative to the Euro, British pound sterling and other European currencies. However, now that nearly all of our international operations are classified as discontinued, we expect foreign currency exchange rate risk to be minimal moving forward.
In 2023, we purchased a foreign currency exchange option to hedge anticipated proceeds from the sale of our business in Spain, which was expected to close in 2024. However, after the sales agreement was terminated in October 2024, we unwound the hedge and recouped the residual value, less associated fees.
Inflation Risk
Inflation affects the economies in which we operate, impacting costs such as electricity, labor, rent, materials and equipment. While inflation rates have moderated since their peak in 2022, global inflation remains elevated. We believe we have partially offset the impact of inflation by increasing advertising rates for our out-of-home displays and have taken steps to manage costs. However, the precise impact of inflation on our margins and earnings remains uncertain, and we continue to monitor macroeconomic factors, including potential changes in trade policies and fluctuations in energy prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Valuation of Goodwill — Europe-North Reporting Unit

Description of the Matter
Management conducts impairment tests for goodwill annually, or more frequently, if events or circumstances indicate the carrying value of goodwill may be impaired as described in Note 2 to the consolidated financial statements. The Company performed their annual impairment test as of July 1, 2024 on goodwill which resulted in no impairment charges being recorded for the Europe-North reporting unit. As described in Note 3 to the consolidated financial statements, the goodwill balance of $143.9 million for Europe-North is now included in current assets of discontinued operations on the consolidated balance sheet as of December 31, 2024.

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
San Antonio, Texas
February 24, 2025

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	December 31,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$109,707	$171,776
Accounts receivable, net	344,096	314,874
Prepaid expenses	27,112	28,814
Other current assets	2,093	7,967
Current assets of discontinued operations	1,176,036	433,970
Total Current Assets	1,659,044	957,401
PROPERTY, PLANT AND EQUIPMENT
Structures, net	335,761	339,865
Other property, plant and equipment, net	144,226	149,869
INTANGIBLE ASSETS AND GOODWILL
Permits, net	613,305	665,687
Other intangible assets, net	218,465	230,251
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,315,529	1,080,548
Other assets	10,114	12,657
Other assets of discontinued operations	—	778,378
Total Assets	$4,804,263	$4,722,475
CURRENT LIABILITIES
Accounts payable	$38,769	$44,607
Accrued expenses	163,615	182,171
Current operating lease liabilities	132,877	115,456
Accrued interest	90,945	97,671
Deferred revenue	70,214	40,811
Current portion of long-term debt	348	404
Current liabilities of discontinued operations	775,210	402,608
Total Current Liabilities	1,271,978	883,728
NON-CURRENT LIABILITIES
Long-term debt	5,659,957	5,629,890
Non-current operating lease liabilities	1,229,345	1,008,722
Deferred tax liabilities, net	221,814	231,453
Other liabilities	60,952	62,816
Other liabilities of discontinued operations	—	356,609
Total Liabilities	8,444,046	8,173,218

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	11,669	12,298
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (503,245,029 and 494,061,048 shares issued as of December 31, 2024 and 2023, respectively)	5,032	4,941
Additional paid-in capital	3,589,930	3,563,807
Accumulated deficit	(6,960,129)	(6,780,875)
Accumulated other comprehensive loss	(257,837)	(227,344)
Treasury stock (14,038,477 and 11,003,897 shares held as of December 31, 2024 and 2023, respectively)	(28,448)	(23,570)
Total Stockholders’ Deficit	(3,639,783)	(3,450,743)
Total Liabilities and Stockholders’ Deficit	$4,804,263	$4,722,475
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
Revenue	$1,505,230	$1,434,186	$1,381,564
Operating expenses:
Direct operating expenses(1)	680,578	660,336	588,780
Selling, general and administrative expenses(1)	252,907	235,470	231,233
Corporate expenses(1)	126,904	129,248	118,762
Depreciation and amortization	173,998	196,811	173,726
Impairment charges	—	—	22,676
Other operating income, net	(8,340)	(4,488)	(9,466)
Operating income	279,183	216,809	255,853
Interest expense, net	(401,541)	(398,050)	(334,055)
Gain (loss) on extinguishment of debt	(2,393)	3,817	—
Other expense, net	(8,378)	(5,699)	(784)
Loss from continuing operations before income taxes	(133,129)	(183,123)	(78,986)
Income tax benefit attributable to continuing operations	9,365	23,679	89,907
Income (loss) from continuing operations	(123,764)	(159,444)	10,921
Loss from discontinued operations	(52,114)	(149,372)	(105,309)
Consolidated net loss	(175,878)	(308,816)	(94,388)
Less: Net income attributable to noncontrolling interests	3,376	2,106	2,216
Net loss attributable to the Company	$(179,254)	$(310,922)	$(96,604)

Net loss attributable to the Company per share of common stock — Basic and Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.26)	$(0.34)	$0.02
Net loss from discontinued operations attributable to the Company per share of common stock	(0.11)	(0.31)	(0.22)
Net loss attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.37)	$(0.65)	$(0.20)
(1)Excludes depreciation and amortization
(2)Due to rounding, the total may not equal the sum of the line items in the table above.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	Year Ended December 31,
	2024	2023	2022
Net loss attributable to the Company	$(179,254)	$(310,922)	$(96,604)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31,964)	7,991	17,799
Reclassification adjustments	(1,946)	(4,064)	(5,193)
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	—	111,798	—
Other adjustments to comprehensive income (loss), net of tax	3,404	(7,875)	3,139
Other comprehensive income (loss)	(30,506)	107,850	15,745
Comprehensive loss	(209,760)	(203,072)	(80,859)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	5	(16)
Comprehensive loss attributable to the Company	$(209,747)	$(203,077)	$(80,843)
(1)Included in “Loss from discontinued operations” on Consolidated Statements of Loss

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)
		Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2021	474,480,862	$11,060	$4,745	$3,522,367	$(6,373,349)	$(350,950)	$(7,843)	$(3,193,970)
Net income (loss)		2,216	—	—	(96,604)	—	—	(94,388)
Release of stock-based awards and exercise of stock options	9,158,344	—	91	(91)	—	—	(10,945)	(10,945)
Share-based compensation		—	—	21,148	—	—	—	21,148
Payments to noncontrolling interests, net		(396)	—	—	—	—	—	(396)
Other comprehensive income (loss)		(16)	—	—	—	15,761	—	15,745
Balances at December 31, 2022	483,639,206	$12,864	$4,836	$3,543,424	$(6,469,953)	$(335,189)	$(18,788)	$(3,262,806)
Net income (loss)		2,106	—	—	(310,922)	—	—	(308,816)
Release of stock-based awards and exercise of stock options	10,421,842	—	105	(105)	—	—	(4,782)	(4,782)
Share-based compensation		—	—	20,488	—	—	—	20,488
Payments to noncontrolling interests, net		(2,677)	—	—	—	—	—	(2,677)
Other comprehensive income (loss)		5	—	—	—	(3,953)	—	(3,948)
Disposition of businesses		—	—	—	—	111,798		111,798
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		3,376	—	—	(179,254)	—	—	(175,878)
Release of stock-based awards and exercise of stock options	9,183,981	—	91	(91)	—	—	(4,878)	(4,878)
Share-based compensation		—	—	26,214	—	—	—	26,214
Payments to noncontrolling interests, net		(3,992)	—	—	—	—	—	(3,992)
Other comprehensive loss		(13)	—	—	—	(30,493)	—	(30,506)
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net loss	$(175,878)	$(308,816)	$(94,388)
Reconciling items:
Non-cash operating lease expense	270,492	299,339	334,827
Depreciation, amortization and impairment charges	239,572	258,344	293,355
Loss (gain) on classification as held for sale and disposition of businesses and/or operating assets, net	28,606	100,043	(12,035)
Share-based compensation	26,214	20,488	21,148
Amortization of deferred financing charges and note discounts	11,640	11,666	11,236
Foreign exchange transaction (gain) loss	(6,592)	(12,372)	39,141
Credit loss expense	2,876	4,096	6,479
Deferred taxes	(11,496)	(12,243)	(81,840)
Loss or gain on extinguishment of debt and debt modification expense, net	16,768	631	—
Other reconciling items, net	2,664	2,305	(2,143)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(23,890)	(35,757)	(20,532)
Decrease (increase) in prepaid expenses and other operating assets	9,231	(17,986)	(15,294)
(Decrease) increase in accounts payable and accrued expenses	(31,416)	6,819	638
Decrease in operating lease liabilities (cash payments, net of interest)	(280,025)	(306,970)	(349,204)
(Decrease) increase in accrued interest	(6,726)	17,896	14,005
Increase (decrease) in deferred revenue	13,249	5,449	(2,780)
(Decrease) in other operating liabilities	(5,543)	(1,678)	(2,621)
Net cash provided by operating activities	79,746	31,254	139,992
Cash flows from investing activities:
Capital expenditures	(142,395)	(166,594)	(184,679)
Payments for acquisition of businesses and/or assets, net of cash acquired	(26,638)	(12,140)	(61,984)
Proceeds from disposition of businesses and/or assets, net of direct costs to sell and cash sold	13,712	59,848	27,082
Other investing activities, net	(618)	(687)	(2,115)
Net cash used for investing activities	(155,939)	(119,573)	(221,696)
Cash flows from financing activities:
Proceeds from long-term debt	1,657,000	750,000	—
Payments on long-term debt	(1,635,562)	(683,544)	(21,377)
Debt issuance and modification costs	(20,744)	(13,359)	—
Taxes paid related to net share settlement of equity awards	(4,878)	(4,782)	(10,945)
Payments to noncontrolling interests, net	(3,992)	(2,677)	(396)
Net cash (used for) provided by financing activities	(8,176)	45,638	(32,718)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,100)	4,540	(6,867)
Net decrease in cash, cash equivalents and restricted cash	(88,469)	(38,141)	(121,289)
Cash, cash equivalents and restricted cash at beginning of year	260,541	298,682	419,971
Cash, cash equivalents and restricted cash at end of year	$172,072	$260,541	$298,682
Supplemental Disclosures:
Cash paid for interest	$434,520	$404,398	$341,444
Cash paid for income taxes, net of refunds	$16,150	$10,346	$4,956

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS
Clear Channel Outdoor Holdings, Inc. (“CCOH”) is a publicly traded company that sells out-of-home advertising on displays it owns or operates, including roadside billboards, street furniture and airport displays, using both digital and printed formats. The Company’s common stock is listed on the New York Stock Exchange under the symbol “CCO.” References in these financial statements to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
Business Developments
Historically, the Company operated in the U.S., Europe, Latin America and Asia. In December 2021, the Company’s Board of Directors (the “Board”) authorized a review of strategic alternatives for its European businesses, including potential divestitures, as part of a broader strategy to focus on growing its more profitable U.S. operations. In 2023, the Board also authorized the potential divestitures of the Company’s Latin American businesses.
In 2023, the Company sold its businesses in Switzerland, Italy and France. On January 8, 2025, the Company entered into an agreement to sell the businesses in its Europe-North segment to Bauer Radio Limited, a subsidiary of Bauer Media Group. The transaction is expected to close in 2025, upon satisfaction of regulatory approvals. On February 5, 2025, the Company completed the sale of its businesses in Mexico, Peru and Chile.
The sales processes for the Company’s remaining European and Latin American businesses in Spain and Brazil are ongoing. While the Company cannot guarantee the completion of any transaction, these sales are expected to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.
Business Segments
As of December 31, 2024, the Company operates two reportable segments: America (U.S. operations excluding airports) and Airports (U.S. and Caribbean airport operations), with operations in Singapore reported as “Other.” Refer to Note 4 for additional details.
Previously, the Company operated four segments: America, Airports, Europe-North (operations in the U.K., the Nordics, and other northern and central European countries), and Europe-South (operations in Spain and, until their sales in 2023, Switzerland, Italy and France). Operations in Latin America (Mexico, Brazil, Chile and Peru) and Singapore were reported as “Other.”
Discontinued Operations
In 2023, the Company classified its Europe-South segment as discontinued operations and completed the sale of these operations, except for the business in Spain, which remains held for sale. As of December 31, 2024, the Company also classified its Europe-North segment and Latin American businesses as discontinued operations.
In accordance with U.S. generally accepted accounting principles (“GAAP”), assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of “Consolidated net loss” in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows. Refer to Note 3 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Preparation of Financial Statements
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its subsidiaries, as well as entities in which the Company has a controlling financial interest or is the primary beneficiary. Noncontrolling interests are reported separately within equity. Intercompany transactions are eliminated in consolidation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
Results of operations for foreign subsidiaries are translated into U.S. dollars using average exchange rates, while assets and liabilities are translated into U.S. dollars using the exchange rates at the balance sheet date. Translation adjustments are recorded in “Accumulated other comprehensive loss” within Stockholders’ Deficit on the Company’s Consolidated Balance Sheets. Foreign currency transaction gains and losses are recorded within “Other expense, net” on the Company’s Consolidated Statements of Loss, except those related to discontinued operations, which are reported in “Loss from Discontinued Operations.”
Use of Estimates
The Company’s consolidated financial statements and accompanying notes are prepared in accordance with GAAP and reflect estimates and assumptions made by management that affect the reported amounts. These estimates and assumptions impact areas including, but not limited to, goodwill, long-lived assets, leases, taxes, the allowance for credit losses, compensation and litigation accruals. The Company bases its estimates on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ from those estimates.
Discontinued Operations
A business is classified as held for sale when it meets the criteria under Accounting Standards Codification (“ASC”) 205-20-45-1E, including when sale is probable within one year (with certain exceptions), and the plan of sale is unlikely to change significantly. Assets and liabilities held for sale are recorded at the lower of their carrying value or fair value less cost to sell.
A business is classified as discontinued when it meets the criteria in ASC 205-20-45-1B. As described in Note 1, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results are reported as a separate component of “Consolidated net loss” in the Consolidated Statements of Loss, for all periods presented.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Restricted cash for continuing operations, primarily related to contractual agreements, is reported in “Other current assets” and “Other assets” on the Consolidated Balance Sheets. Refer to Note 14 for a reconciliation of cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows.
Financial Instruments
The Company recognizes accounts receivable, accounts payable and debt in its Consolidated Balance Sheets at carrying amounts. Due to their short maturities, the carrying amounts of accounts receivable and accounts payable approximate their fair values. Refer to Note 6 for the Company’s fair value measurement of debt.
Accounts Receivable
Accounts receivable are recognized when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company evaluates collectability based on a combination of factors. When the Company identifies a specific customer’s inability to meet its financial obligations, it records a specific reserve to adjust the receivable to the amount it expects to collect. For all other customers, the Company applies historical write-off rates, net of recoveries, by aging bucket to estimate expected credit losses.
The Company believes its concentration of credit risk is limited due to the large number and geographic diversification of its customers.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for improvements and betterments are capitalized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:
•Structures — 3 to 20 years
•Buildings and improvements — 10 to 39 years
•Furniture and other equipment — 2 to 20 years
•Leasehold improvements — the shorter of economic life or lease term (including renewal periods, if applicable)
The Company tests property, plant and equipment for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value exceeds the undiscounted cash flows expected to be generated by the asset, its carrying value is written down to fair market value.
Refer to Note 10 for additional disclosures about the Company's property, plant and equipment.
Permits
The Company’s America segment holds permits that grant the right to operate and maintain advertising structures at specified locations, subject to compliance with local laws and regulations. These permits pertain to land use approvals for billboards located on property the Company owns, leases, manages or holds easements for. Permits are generally renewable annually and transferable with minimal or no fees. However, if a structure is modified (e.g., a change in height or conversion to digital), the Company may need to obtain a new or revised permit.
Historical Treatment and Change in Accounting Estimate
Historically, permits primarily related to static assets and were treated as indefinite-lived intangible assets. As such, they were not amortized but tested for impairment at least annually. Impairment was determined by comparing the fair value of the permits at the market level to their carrying amounts. If the carrying amount exceeded the fair value, an impairment loss was recognized.
The Company valued permits using the direct valuation method, assuming the assets were developed from scratch rather than acquired as part of a business. This method involved forecasting revenue, expenses and cash flows over a ten-year period for each market, including a “normalized” residual year for perpetual cash flows. The Company engaged a third-party valuation firm to assist in developing the assumptions used to determine the fair value of the permits.
In the fourth quarter of 2022, due to changes in circumstances—primarily the acceleration of digitizing its billboard network—the Company concluded that the permits should no longer be considered indefinite-lived. As a result, the Company began amortizing its permits on a straight-line basis over their estimated useful lives, which, at the time of implementation, ranged from 8 to 17 years, depending on the market. This change resulted in amortization expense of $16.1 million in the fourth quarter of 2022, $64.4 million in 2023, and $64.8 million in 2024, which led to corresponding increases in consolidated net loss. As a result, net loss per share of common stock increased by $0.03, $0.13 and $0.13 for each of these periods, respectively. The Company expects a similar impact in future periods, assuming no material permit acquisitions or dispositions.
The Company tested the permits for impairment immediately prior to the change in useful life and now tests them for impairment if events or circumstances indicate that the carrying value may not be recoverable.  If the carrying value exceeds the undiscounted cash flows expected to be generated by the asset, the carrying value is written down to fair market value.
Refer to Note 11 for additional disclosures about the Company’s permits.
Other Intangible Assets
Other intangible assets consist of permanent easements, trademarks, and contractual rights related transit, street furniture and other outdoor advertising.
•Permanent easements are indefinite-lived intangible assets that grant certain rights to use real property not owned by the Company. These assets are tested for impairment at least annually, as of July 1.
•The Company’s trademarks, acquired as part of the separation from iHeartCommunications, Inc. on May 1, 2019, are amortized over their 10-year useful life.
•The Company’s transit, street furniture and other contractual rights are finite-lived intangible assets recorded at cost and amortized over the shorter of the agreement’s life or the period during which the asset is expected to contribute to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods for these assets.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the annual impairment test performed for permanent easements, the Company tests intangible assets for impairment when events or circumstances indicate the carrying value may not be recoverable. If the carrying value exceeds the undiscounted cash flows expected to be generated by the asset, its carrying value is adjusted to fair market value.
Refer to Note 11 for additional disclosures about the Company's other intangible assets.
Asset Acquisitions
The Company accounts for transactions meeting the definition of an asset group purchase as asset acquisitions. The acquisition purchase price is allocated to the acquired assets based on their estimated relative fair values, typically determined using either discounted cash flow valuation methods or estimates of replacement costs. Refer to Notes 10 and 11 for further details on the Company’s asset acquisitions.
Goodwill
The Company records goodwill in conjunction with business combinations and performs an annual impairment test on July 1, or more frequently if events or circumstances indicate the carrying value may be impaired. In accordance with ASC 350-20, the carrying amount of each reporting unit, including goodwill, is compared to its fair value. If the carrying amount exceeds the fair value, an impairment charge is recognized, limited to the total goodwill allocated to the reporting unit.
To determine fair value, the Company uses a discounted cash flow model, which requires estimates of future cash flows from each reporting unit, discounted at a risk-adjusted rate. Terminal values are also estimated and discounted to present value. These estimates are based on revenue projections, operating margins, growth rates and discount rates derived from business plans, economic forecasts and marketplace data.
Historical Treatment and Change in Reporting Units
In 2022, the Company had two reportable segments: Americas (primarily U.S. operations) and Europe (operations in Europe and Singapore), along with a Latin America operating segment that did not meet the thresholds for reportable segments. For goodwill impairment testing, the Company aggregated markets within each segment into three reporting units: Americas, Europe and Latin America.
Effective December 31, 2022, the Company realigned its segments to reflect changes in how the business was managed, resulting in four reportable segments: America, Airports, Europe-North and Europe-South. Operations in Latin America and Singapore were reported as “Other.” The Company also revised its reporting units to align with the new segments: America, Airports, Europe-North, Europe-South, Latin America and Singapore. In connection with this change, the Company allocated its existing goodwill to the new reporting units based on relative fair value, with assistance from a valuation specialist. The goodwill previously assigned to the Americas reporting unit was allocated to the new America and Airports reporting units, and goodwill previously assigned to the Europe reporting unit was allocated to the new Europe-North and Europe-South reporting units. The Latin America reporting unit had no remaining goodwill. The Company tested its goodwill for impairment immediately before and after the segment change.
Following the reclassification of its European and Latin American operations as discontinued, effective December 31, 2024, the Company operates two reportable segments: America and Airports. Goodwill for these reporting units will continue to be tested for impairment annually, or more frequently if necessary.
Refer to Note 11 for additional disclosures about the Company's goodwill.
Leased Assets
The Company enters into contracts to use land, buildings, office space, structures, and equipment (e.g., automobiles and copiers), as well as contracts that allow it to display advertising on buses, bus shelters, trains, and other private or municipal assets. Most of the Company’s advertising structures are located on leased land.
At inception, arrangements involving the use of property, plant and equipment are evaluated to determine whether they meet the definition a lease under ASC 842. Many of the Company’s airport and transit contracts do not meet this definition due to substantive substitution rights within the contracts.
The Company's leases are primarily operating leases, including land leases and contracts for the use of structures. Land leases generally have initial terms up to 20 years, with options to renew or terminate, and rental payments usually escalate at a defined rate. Payments are typically made in advance for periods up to 12 months. Certain of the Company's street furniture contracts also qualify as operating leases.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting for Leases
Operating leases are reflected on the Consolidated Balance Sheets as “Operating lease right-of-use assets,” with related liabilities included in “Current operating lease liabilities” and “Non-current operating lease liabilities.” Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of lease payments over the lease term, and lease expense is recognized on a straight-line basis over the lease term.
Finance leases, which are capitalized, are included within “Property, plant and equipment” on the Consolidated Balance Sheets, with related liabilities included in “Current portion of long-term debt” and “Long-term debt.” Maintenance expenditures are charged to operations as incurred.
Certain operating lease agreements include rental payments based on a percentage of advertising revenue or inflation adjustments. These payments are classified as variable rent expense, separate from periodic straight-line lease expense.
Many of the Company’s leases, particularly those related to advertising structures, include renewal or termination options. The Company does not generally include renewal periods in lease liabilities unless the exercise of such options is considered reasonably certain. Termination options are excluded from lease liabilities if the Company deems it reasonably certain not to exercise them. As a result, the Company uses the lease’s initial stated term for most lease contracts. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants.
Lease Valuation
The implicit rate in most of the Company’s lease agreements is not readily determinable. Therefore, the Company uses the incremental borrowing rate (“IBR”) to calculate the present value of lease payments at lease commencement. The IBR represents the rate the Company would pay to borrow the same amount on a collateralized basis over a similar term and in a similar economic environment.
Refer to Note 7 for additional disclosures about the Company’s operating leases.
Rent Abatements and Government Assistance
In response to COVID-19, the Company renegotiated contracts to better align fixed site lease expenses with reduced revenue and also received rent assistance from certain government entities. The Company applied the Financial Accounting Standards Board (“FASB”) April 2020 guidance on rent concessions, recognizing reductions in fixed rent payments for continuing operations of $10.3 million, $24.9 million and $46.9 million in 2024, 2023 and 2022, respectively. Included in these rent abatements was government assistance for COVID-19 relief totaling $9.0 million, $10.6 million and $13.3 million in 2024, 2023 and 2022, respectively, primarily for the Company’s U.S. airports. These reductions in site lease costs were partially offset by variable rent expense, and negotiated deferrals of rent payments did not reduce rent expense.
Asset Retirement Obligations
ASC 410-20 requires the Company to estimate its obligation to dismantle and remove its advertising structures from leased land and restore the site to its original condition upon the termination or non-renewal of a lease or contract. The Company’s asset retirement obligations are reported in “Other liabilities” on the Consolidated Balance Sheets.
The Company recognizes the present value of these obligations when incurred, using estimates of third-party costs for structure dismantling and site reclamation. The liability assumes asset removal will occur over the next 50 years, and the interest rate used to calculate the present value is based on an estimated risk-adjusted credit rate for that period.
When the liability is recognized, the associated costs are capitalized as part of the related advertising structure’s carrying value. Over time, the liability is accreted as an operating expense, and the capitalized cost is depreciated over the asset’s useful life.
Refer to Note 12 for additional disclosures about the Company’s asset retirement obligations.
Revenue Recognition
The Company generates revenue primarily from the sale of advertising on printed and digital out-of-home advertising displays, which may be sold as individual units or as network packages. These contracts typically cover periods from a few weeks to one year, though some have longer terms. Revenue contracts in the Company’s America and Airports segments are generally cancelable after a specified notice period.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain revenue transactions qualify as leases for accounting purposes, as they grant customers the right to control the use of the Company’s advertising displays for a specified period. To qualify as a lease, the contract must depend on a specified advertising structure, the customer must have exclusive use of the display, and the customer must have the right to change the advertisement displayed during the contract term. Revenue from leases, classified as operating leases, is accounted for under ASC 842, and revenue from remaining transactions is accounted for as revenue from contracts with customers under ASC 606.
Revenue from Leases
The Company has elected the practical expedient under ASC 842 to combine non-lease components with associated lease components when certain criteria are met. As a result, the right to control the use of an advertising display that meets lease criteria is combined with related installation and maintenance services into a single lease component. Production services, which do not meet the criteria to be combined, and each advertising display that does not meet the lease criteria (along with any related installation and maintenance services) are non-lease components. Consideration in these contracts is allocated between lease and non-lease components based on their relative standalone selling prices, typically approximated by the contractual prices for each service.
Revenue from Contracts with Customers
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue from the sale of advertising is generally recognized ratably over the contract term. The Company also generates revenue from production and creative services, which are distinct from advertising display services, and this revenue is recognized when the advertising copy is installed at the display site.
The Company recognizes revenue in amounts that reflect the consideration it expects to receive, excluding taxes collected on behalf of governmental authorities (the “transaction price”). Because the transfer of goods and services typically occurs within a year of scheduled payment, the time value of money is generally not considered in determining the transaction price. Advertising revenue is reported net of agency commissions.
For contracts with multiple distinct goods or services, the Company allocates the transaction price to each performance obligation based on their relative standalone selling prices. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate the best estimate of standalone selling prices, reflecting factors such as audience size and characteristics, market location and size, and recent market prices.
The Company receives payments from customers based on billing schedules that are established in its contracts. Deferred revenue is recorded when payment is received before the performance obligation is satisfied or when a non-cancelable contract has been billed in advance. America and Airports contracts are generally billed monthly in advance.
Refer to Note 5 for additional disclosures about the Company’s revenue.
Contract Costs
Incremental costs of obtaining a contract, primarily sales commissions, are included in “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Loss. These costs are generally expensed when incurred because the period of benefit is one year or less.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. This cost is included in “Corporate expenses” on the Company’s Consolidated Statements of Loss. For awards that vest based on service conditions, the expense is recognized on a straight-line basis over the requisite service period. For awards that vest based on performance conditions, the expense is recognized over the requisite service period if it is probable that the performance conditions will be met. For awards that vest based on market conditions, the expense is recognized over the requisite service period regardless of whether the market condition is ultimately satisfied.
The determination the fair value of share-based awards at the grant date involves assumptions and judgments, such as expected volatility, among other factors. Refer to Note 13 for additional disclosures about the Company’s share-based compensation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial reporting and tax bases of assets and liabilities. These are measured using the enacted tax rates expected to apply to taxable income in the periods when the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not that some portion or all of the asset will not be realized.
The Company has not provided U.S. federal income taxes for temporary differences related to investments in foreign subsidiaries, where, in most jurisdictions, tax basis amounts exceed the financial reporting basis as of December 31, 2024.
If any excess cash held by foreign subsidiaries were required to fund operations in the U.S., the Company could repatriate available funds with minimal U.S. tax consequences, as calculated for tax law purposes. The Company regularly reviews its tax liabilities related to amounts that may be distributed in future periods and provides for any applicable foreign withholding or other current and deferred taxes.
Refer to Note 9 for additional disclosures about the Company’s income taxes.
New Accounting Pronouncements Recently Adopted
Adoption of ASU 2023-07
As of December 31, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. This update enhances segment disclosures, requiring the reporting of significant segment expenses and other segment items included in the reported measure of segment profit or loss, as well as the title and position of the chief operating decision maker (“CODM”) and a description of how the CODM uses this information to assess segment performance and allocate resources.
As a result, the Company now reports site lease expenses and employee compensation costs for its America and Airports segments as significant segment expenses provided to the CODM as part of Segment Adjusted EBITDA. These disclosures, along with the other related requirements, are presented in Note 4. The requirements are applied retrospectively to all periods presented and will also be applicable to interim periods beginning in 2025.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements. The update requires more detailed disclosures in the effective tax rate reconciliation, including additional information on state, local and foreign taxes, tax credits and other reconciling items. It also introduces new requirements for disaggregating income taxes paid and income from continuing operations by jurisdiction. Additionally, the update eliminates certain prior disclosure requirements. These changes will be effective for the Company beginning with its 2025 Annual Report on Form 10-K and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires enhanced disaggregation of certain costs and expenses. The update requires disclosure of amounts included in relevant expense captions on the face of the income statement, including purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, the Company will be required to provide a qualitative description of amounts not separately disaggregated, as well as disclose total selling expenses. The new disclosure requirements will be effective for the Company for annual periods beginning in 2027, and interim periods beginning in 2028, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact on its disclosures.
NOTE 3 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
In 2023, the Company sold, or entered into an agreement to sell, its businesses in Switzerland, Spain, Italy and France, which comprised the entire Europe-South segment:
•On March 31, 2023, the Company sold its business in Switzerland for cash proceeds of $84.9 million (net of direct costs to transact the sale and cash sold) and recognized a gain of $96.4 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•On May 30, 2023, the Company entered into an agreement to sell its business in Spain, but the potential buyer terminated the agreement on October 28, 2024, after withdrawing its regulatory filing with the Spanish antitrust authority. The Company has resumed the sales process and marketing efforts for this business, and the assets and liabilities remain classified as held for sale.
•On May 31, 2023, the Company sold its business in Italy for cash proceeds of $4.3 million (net of direct costs to transact the sale and cash sold) and recognized a gain of $11.2 million.
•On October 31, 2023, the Company sold its business in France. The Company delivered all related assets to the buyer with $44.5 million in cash, subject to adjustments for customary items, taxes and other costs, and the buyer assumed the $29.7 million state-guaranteed loan held by Clear Channel France. In December 2023, the buyer repaid $4.9 million to satisfy post-closing obligations. The net cash delivered, after the repayment and payment of additional direct costs to transact the sale, was $43.0 million. This sale resulted in a loss of $212.0 million, with $200.6 million recognized in the third quarter of 2023 and $11.4 million in the fourth quarter of 2023.
Gains and losses from these sales are included in “Loss from discontinued operations” in the Consolidated Statement of Loss, and net cash proceeds are reflected in “Proceeds from disposition of businesses and/or assets, net of direct costs to sell and cash sold” in the Consolidated Statement of Cash Flows.
As part of these sales agreements, the Company has agreed to provide transitional services as defined in the respective Transition Services Agreements. Income and expenses related to these services are presented as part of “Loss from continuing operations” in the Consolidated Statement of Loss.
Subsequent Events
In 2025, the Company sold, or entered into an agreement to sell, the following businesses:
•On January 8, 2025, the Company entered into a definitive agreement to sell its Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for a purchase price of $625.0 million, subject to certain customary adjustments. The transaction is expected to close in 2025, upon satisfaction of regulatory approvals. The Company will use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to prepay in full the outstanding CCIBV term loans in the principal amount of $375.0 million, plus any accrued interest. The Company expects to use the remaining net proceeds primarily to repay additional debt and/or for other purposes permitted under the agreements governing the remainder of the Company’s indebtedness.
•On February 5, 2025, the Company completed the sale of its businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction. The Company received $20.0 million in cash at closing and is eligible to receive an additional $1.25 million earn-out, with the consideration subject to further customary adjustments. The Company intends to use the net proceeds from the sale to improve its liquidity position.
The sales processes for the Company’s remaining European and Latin American businesses in Spain and Brazil are ongoing. While the Company cannot guarantee the completion of any transaction, these sales are expected to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.
Discontinued Operations
In 2023, the Company determined that its Europe-South segment businesses met the criteria for discontinued operations presentation. As previously described, these businesses were sold in 2023, with the exception of the business in Spain, which remains held for sale.
As of December 31, 2024, the Company concluded that the businesses in its Europe-North segment and Latin America met the criteria for classification as held for sale in the Consolidated Balance Sheets, as well as for discontinued operations presentation. Upon classifying the Brazil business as held for sale, the Company recognized a loss of $44.4 million, reducing the carrying value of the Brazil business to fair value less costs to sell.
As a result, these businesses have been reclassified to discontinued operations in the financial statements for all periods presented.

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

(In thousands)	December 31, 2024(1)	December 31, 2023(2)
Assets of discontinued operations:
Cash and cash equivalents	$54,595	$80,527
Accounts receivable, net	227,240	224,857
Prepaid expenses and other current assets	49,252	50,512
Property, plant and equipment, net	212,531	214,102
Goodwill and other intangible assets, net(3)	160,047	157,680
Operating lease right-of-use assets	472,774	446,363
Other assets	33,299	38,307
Valuation allowance on business in Brazil(4)	(33,702)	—
Total assets of discontinued operations on Consolidated Balance Sheets	$1,176,036	$1,212,348

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$235,215	$251,475
Operating lease liabilities	485,535	455,660
Deferred revenue	17,804	11,145
Other liabilities	25,916	40,937
Valuation allowance on business in Brazil(4)	10,740	—
Total liabilities of discontinued operations on Consolidated Balance Sheets	$775,210	$759,217
(1)As of December 31, 2024, all assets and liabilities of the Company’s businesses in Europe-North, Latin America and Spain are classified as current on the Consolidated Balance Sheet, as they are held for sale and expected to be sold within one year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable. As previously disclosed, certain of the Company’s Latin American businesses were sold in February 2025.
(2)As of December 31, 2023, all assets and liabilities of the Company’s business in Spain were classified as current on the Consolidated Balance Sheet, as at that time the sale was expected to occur within one year, subject to regulatory approvals. The assets and liabilities of the Company’s businesses in Europe-North and Latin America are classified as current or non-current in accordance with their original classifications at December 31, 2023.
(3)Includes goodwill associated with the Europe-North segment of $143.9 million and $148.7 million as of December 31, 2024 and 2023, respectively. In 2024, the Company recognized $1.9 million of goodwill related to a business acquisition in Norway, with the remaining change in the goodwill balance due to foreign currency fluctuations.
(4)The valuation allowance on the business in Brazil represents the loss recorded upon classification of the business as held for sale, reducing the carrying value of the business to fair value less costs to sell. The valuation allowance includes a contra-asset recorded up to the carrying value of the business’s net assets, with the remainder recognized as a liability.
Letters of Credit, Indemnities and Guarantees
As of December 31, 2024, the Company had the following outstanding letters of credit related to discontinued operations:
•A $20.2 million letter of credit related to its former business in France. In connection with the sale of this business, and pursuant to the related share purchase agreement, the former business and/or the buyer will replace or counter-guarantee the Company’s payment obligation under the letter of credit.
•A $6.3 million letter of credit related to its business in Spain, which will remain an obligation of the Company until its expiration in July 2025 or the business is sold, whichever comes first.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company retains a $15.7 million indemnity related to a surety bond held by its former business in France, for which the Company has been indemnified and will be released from any remaining obligation by March 2025.
As of December 31, 2024, the Company also had the following outstanding bank guarantees related to discontinued operations: $10.5 million related to the Europe-North businesses, $8.2 million related to the business in Spain, and $1.4 million related to the businesses in Latin America. In total, the Company had $4.7 million of cash collateral supporting these bank guarantees.
Loss from Discontinued Operations
The following table provides details about the major classes of line items constituting “Loss from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Revenue	$843,220	$1,054,826	$1,099,570
Expenses:
Direct operating expenses(1)	528,065	717,008	739,199
Selling, general and administrative expenses(1)	153,166	215,254	235,280
Corporate expenses(1)	42,053	42,505	40,600
Depreciation and amortization	47,501	61,533	80,083
Impairment charges(2)	18,073	—	16,870
Interest expense, net(3)	28,358	25,139	28,625
Other expense, net(4)	21,592	15,384	46,147
Income (loss) from discontinued operations before loss on classification as held for sale or disposal, net, and income taxes	4,412	(21,997)	(87,234)
Loss on classification as held for sale or disposal, net	(44,442)	(104,533)	—
Income tax expense attributable to discontinued operations	(12,084)	(22,842)	(18,075)
Loss from discontinued operations, net of income taxes	$(52,114)	$(149,372)	$(105,309)
(1)Excludes depreciation and amortization
(2)Impairment charges in 2024 reflect the impairment of certain long-lived assets in the Company’s Latin American businesses. Impairment charges in 2022 reflect the impairment of the entire goodwill balance allocated to the Europe-South reporting unit, excluding the goodwill allocated to Switzerland, which was held for sale as of December 31, 2022.
(3)Interest expense related to the CCIBV Term Loan Facility and CCIBV Senior Secured Notes is reported in discontinued operations because these costs are directly attributable to the Company’s European businesses, which comprise CCIBV (the borrower under these debt instruments). However, the principal balances of these debt instruments remain in continuing operations because, although the CCIBV Credit Agreement requires the Company to repay the CCIBV Term Loan Facility using net proceeds from the sale of the Europe-North businesses, the buyer will not assume the debt as part of the sale.
(4)Other expense, net, primarily includes transaction costs related to the international sales processes, as well as net foreign currency transaction gains (in 2024 and 2023) or losses (in 2022). In 2024, other expense, net also includes a $2.4 million loss on extinguishment of debt and $2.0 million in debt modification expense related to the issuance of the CCIBV Term Loan Facility and the associated repayment of the CCIBV Senior Secured Notes, as described in Note 6. These costs are directly attributable to the Company’s European businesses, as discussed in note (4) to this table.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations in 2024, 2023 and 2022:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Capital expenditures(1)	$61,678	$65,101	$74,489
(1)In addition to capital expenditures paid during the period, the Company had accrued but unpaid capital expenditures for discontinued operations of $8.6 million, $10.2 million and $14.6 million as of December 31, 2024, 2023 and 2022, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – SEGMENT DATA
Reportable Segments
As described in Note 1, as of December 31, 2024, the Company operates two reportable segments, which it believes best reflect how the Company is currently managed: America and Airports, with remaining operations in Singapore reported as “Other.” The America segment serves markets across the U.S., generating over 90% of its revenue from roadside billboard displays, while the Airports segment offers out-of-home advertising at airports in the U.S. and the Caribbean.
Segment Adjusted EBITDA and Other Segment Information
Segment Adjusted EBITDA is the profitability metric reported to the Company’s CODM, the Company’s President and Chief Executive Officer, for purposes of allocating resources and assessing segment performance. Segment Adjusted EBITDA is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs. Restructuring and other costs include costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs.
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for 2024, 2023 and 2022. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Year Ended December 31,
	2024	2023	2022
America
Revenue	$1,143,510	$1,100,846	$1,105,552
Site lease expense(1)	346,171	348,229	322,725
Employee compensation costs(2)	170,219	155,431	152,542
Other segment expenses(3)	139,130	128,816	130,895
Segment Adjusted EBITDA	$487,990	$468,370	$499,390
Capital expenditures	$63,354	$75,431	$79,529

Airports
Revenue	$361,488	$311,605	$256,402
Site lease expense(1)	215,355	191,191	145,227
Employee compensation costs(2)	30,445	29,438	26,629
Other segment expenses(3)	27,828	22,750	23,682
Segment Adjusted EBITDA	$87,860	$68,226	$60,864
Capital expenditures	$12,619	$20,050	$25,298
(1)Site lease expense includes rent for both lease and non-lease contracts and consists of payments for land or space used by the Company’s advertising displays, including minimum guaranteed payments and revenue-sharing arrangements.
(2)Employee compensation costs include employee salaries and wages, sales commissions and guarantees, bonuses, employee benefits and payroll taxes. The costs presented in this table exclude restructuring and other costs, such as severance, which are not included in the calculation of Segment Adjusted EBITDA.
(3)Other segment expenses consist of expenses within “Direct operating expenses” and “Selling, general and administrative expenses” on the Consolidated Statements of Loss, excluding site lease expense, employee compensation costs, and restructuring and other costs (as previously defined). Specifically, other segment expenses include production, installation and maintenance costs related to the printing, transporting, posting and maintaining of advertising copy; costs to operate out-of-home displays, including electricity, repair and maintenance costs; and other general operating expenses, such as marketing, facilities and information technology costs.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Revenue
America	$1,143,510	$1,100,846	$1,105,552
Airports	361,488	311,605	256,402
Other	232	21,735	19,610
Total	$1,505,230	$1,434,186	$1,381,564

Segment Adjusted EBITDA
America	$487,990	$468,370	$499,390
Airports	87,860	68,226	60,864
Other	(1,142)	2,914	2,753
Total	$574,708	$539,510	$563,007

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$574,708	$539,510	$563,007
Less reconciling items:
Corporate expenses(1)	126,904	129,248	118,762
Restructuring and other costs(2)	2,963	1,130	1,456
Depreciation and amortization	173,998	196,811	173,726
Impairment charges	—	—	22,676
Other operating income, net	(8,340)	(4,488)	(9,466)
Interest expense, net	401,541	398,050	334,055
Loss (gain) on extinguishment of debt	2,393	(3,817)	—
Other expense, net	8,378	5,699	784
Loss from continuing operations before income taxes	$(133,129)	$(183,123)	$(78,986)

Capital Expenditures(3)
America	$63,354	$75,431	$79,529
Airports	12,619	20,050	25,298
Other	13	298	269
Corporate	4,731	5,714	5,094
Total	$80,717	$101,493	$110,190
(1)Corporate expenses primarily consist of infrastructure and support costs related to our information technology, human resources, legal (including estimated costs for legal liabilities), finance, business services and administrative functions, as well as overall executive and support functions. Share-based compensation and certain restructuring and other costs are also included in corporate expenses.
(2)Restructuring and other costs presented in this table exclude those related to corporate functions, which are included within the “Corporate expenses” line item.
(3)In addition to capital expenditures paid during the period, the Company had accrued but unpaid capital expenditures for continuing operations of $6.7 million, $6.0 million and $11.5 million as of December 31, 2024, 2023, and 2022, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – REVENUE
The Company generates revenue from its advertising structures, which may be owned or leased. This revenue is classified as either revenue from contracts with customers or revenue from leases, depending on the terms of the contract, as described in Note 2.
The following table presents revenue from contracts with customers, revenue from leases, and total revenue from continuing operations, disaggregated by geography, for 2024, 2023 and 2022:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Year Ended December 31, 2024
U.S.(1)	$1,005,436	$499,562	$1,504,998
Singapore	232	—	232
Total	$1,005,668	$499,562	$1,505,230

Year Ended December 31, 2023
U.S.(1)	$747,959	$664,492	$1,412,451
Singapore	10,739	10,996	21,735
Total	$758,698	$675,488	$1,434,186

Year Ended December 31, 2022
U.S.(1)	$698,250	$663,704	$1,361,954
Singapore	10,593	9,017	19,610
Total	$708,843	$672,721	$1,381,564
(1)U.S. revenue, which includes an immaterial amount of revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
We do not disclose the value of unsatisfied performance obligations, as the majority of our contracts with customers have terms of one year or less. For contracts with customers that have an original expected duration greater than one year, the future amount to be invoiced to the customer directly corresponds to the value that will be received by the customer under the contract.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2024 and 2023 consisted of the following:

(In thousands)	Maturity	December 31, 2024	December 31, 2023
Receivables-Based Credit Facility	August 2026	$—	$—
Revolving Credit Facility(1)	August 2026	—	—
Term Loan Facility(2)	August 2028	425,000	1,260,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes	August 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes	September 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes(2)	April 2030	865,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	995,000	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	1,040,000	1,040,000
Clear Channel International B.V. 6.625% Senior Secured Notes(3)		—	375,000
Clear Channel International B.V. Term Loan Facility(3)	April 2027	375,000	—
Finance leases		3,974	2,593
Original issue discount		(7,313)	(2,690)
Long-term debt fees		(36,356)	(39,609)
Total debt		5,660,305	5,630,294
Less: Current portion		348	404
Total long-term debt		$5,659,957	$5,629,890
(1)Effective August 23, 2024, the amount of revolving credit commitments available under the Revolving Credit Facility decreased from $150.0 million to $115.8 million, in accordance with the terms of the Senior Secured Credit Agreement. These commitments will be available through August 23, 2026.
(2)On March 18, 2024, the Company issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and used a portion of the proceeds to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, the Company amended its Senior Secured Credit Agreement to, among other things, refinance the remaining $425.0 million principal balance of the Term Loan Facility and extend its maturity date from 2026 to 2028, subject to certain conditions. The new term loans were issued at a 1% discount, and the Company used the proceeds therefrom, along with the remaining proceeds from the CCOH 7.875% Senior Secured Notes issuance and cash on hand, to pay off the original term loans, $14.9 million of accrued interest on the prepaid Term Loan, and $15.4 million of fees and expenses related to these transactions. As a result, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $10.0 million.
(3)On March 22, 2024, the Company’s indirect wholly-owned subsidiary, Clear Channel International B.V. (“CCIBV”), entered into a credit agreement comprising two tranches of term loans (the “CCIBV Term Loan Facility”) totaling an aggregate principal amount of $375.0 million, which was issued at a 1% discount. The Company used the proceeds therefrom, along with cash on hand, to redeem all of the outstanding $375.0 million aggregate principal amount of 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”) and to pay $11.8 million of accrued interest related thereto and $5.3 million of related transaction fees and expenses. As of December 31, 2024, the Company had accrued $0.4 million for unpaid fees and expenses related to this transaction. As a result, the Company recognized a loss on debt extinguishment of $2.4 million and debt modification expense of $2.0 million, which are reported in discontinued operations as described in Note 3. However, the principal balances of the CCIBV debt instruments remain in continuing operations because, although the CCIBV Credit Agreement requires the Company to repay the CCIBV Term Loan Facility using net proceeds from the sale of the Europe-North businesses, the buyer will not assume the debt as part of the sale.
The aggregate market value of the Company’s debt, based on market prices for which quotes were available, was approximately $5.5 billion and $5.3 billion as of December 31, 2024 and December 31, 2023, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables-Based Credit Facility
On August 23, 2019, the Company entered into a receivables-based credit agreement (the “Receivables-Based Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and letters of credit issuer, the other lenders and letters of credit issuers party thereto, the joint lead arrangers and bookrunners party thereto, and the co-documentation agents party thereto. The Receivables-Based Credit Agreement governs the Company’s Receivables-Based Credit Facility.
On June 12, 2023, the Company entered into an amendment to the Receivables-Based Credit Agreement to, among other things, extend the maturity date of the Receivables-Based Credit Facility from August 23, 2024 to August 23, 2026, increase the aggregate revolving credit commitments from $125.0 million to $175.0 million, and amend the benchmark interest rate provisions to replace the London Interbank Offered Rate (“LIBOR”) with alternative reference rates. These amendments are reflected in the information below.
Size and Availability
The Receivables-Based Credit Agreement, as amended, provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect to letters of credit) equal to the lesser of (a) the borrowing base, which equals 85.0% of the eligible accounts receivable of the borrower and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (b) the aggregate revolving credit commitments, which is $175.0 million.
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
Interest Rate and Fees
Borrowings under the Receivables-Based Credit Agreement bear interest at a rate per annum equal to an amended Applicable Rate (defined therein) plus either: (a) a base rate equal to the highest of: (1) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (2) the Federal Funds Rate plus 0.50%, (3) 0.00%, and (4) Term SOFR (as defined therein) plus an adjustment for a one-month tenor in effect on such day plus 1.00%; or (b)(1) a term rate based on Term SOFR plus an adjustment for loans denominated in dollars, the Canadian Dollar Offered Rate (“CDOR”) for loans denominated in Canadian dollars, and the Euro Interbank Offered Rate (“EURIBOR”) for loans denominated in euros, or (2) a daily rate based on the Sterling Overnight Index Average (“SONIA”) plus an adjustment for loans denominated in pounds sterling.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees and Security
The Receivables-Based Credit Facility is guaranteed by certain subsidiaries of the Company that guarantee the Senior Secured Credit Agreement. All obligations under the Receivables-Based Credit Agreement and the guarantees of those obligations are secured by a perfected first priority security interest in the ABL Priority Collateral and a perfected second priority security interest in the CCOH Senior Secured Notes Priority Collateral. (The terms “ABL Priority Collateral” and “CCOH Senior Secured Notes Priority Collateral” are defined in the Senior Secured Credit Facilities section below.)
Certain Covenants
The Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended December 31, 2024 because a Covenant Trigger Period was not in effect.
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
As of December 31, 2024, the Company was in compliance with all covenants contained in the Receivables-Based Credit Agreement.
Senior Secured Credit Facilities
On August 23, 2019, concurrently with the entry into the Receivables-Based Credit Agreement, the Company and the guarantors thereof entered into a credit agreement (the “Senior Secured Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners party thereto. The Senior Secured Credit Agreement governs the Company’s Term Loan Facility and Revolving Credit Facility.
On February 20, 2023, the Senior Secured Credit Agreement was amended to establish a rate based on the Secured Overnight Financing Rate (“Term SOFR”) (as defined therein) as the alternate rate of interest applicable to the Company’s Term Loan Facility in connection with the cessation of LIBOR. On June 12, 2023, the Senior Secured Credit Agreement was further amended to, among other things, reduce the aggregate revolving credit commitments of the Revolving Credit Facility from $175.0 million to $150.0 million, with the full $150.0 million of revolving credit commitments available through August 23, 2024 and $115.8 million of such revolving credit commitments extending and available through August 23, 2026, and amend the benchmark interest rate provisions to replace LIBOR with alternative reference rates.
On March 18, 2024, the Senior Secured Credit Agreement was amended to, among other things, extend the maturity date of the Term Loan Facility to August 23, 2028, subject to certain conditions, and increase the Applicable Rate (as defined therein) for the Term Loan Facility by 50 basis points. These amendments are reflected in the information below.
Size and Availability
The Senior Secured Credit Agreement, as amended, provides for the Term Loan Facility in an aggregate principal amount of $2,000.0 million and the Revolving Credit Facility with $115.8 million of revolving credit commitments.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate and Fees
Borrowings under the Senior Secured Credit Agreement bear interest at a rate per annum equal to the amended Applicable Rate plus either: (a) a base rate equal to the highest of: (1) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (2) the Federal Funds Rate plus 0.50%, (3) 0.00%, and (4) Term SOFR plus an adjustment for a one-month tenor in effect on such day plus 1.00%; or (b)(1) a term rate based on Term SOFR plus an adjustment for loans denominated in dollars, CDOR for loans denominated in Canadian dollars, and EURIBOR for loans denominated in euros, or (2) a daily rate based on the SONIA plus an adjustment for loans denominated in pounds sterling.
In addition to paying interest on outstanding principal under the Senior Secured Credit Agreement, the Company is required to pay a commitment fee to the lenders under the Senior Secured Credit Agreement in respect to the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit and fronting fee for each issued letter of credit.
Amortization and Maturity
The term loans under the Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans. In August 2023, the Company made a prepayment that satisfied the remaining quarterly payment obligations, and the remaining balance is payable on August 23, 2028 (subject to a springing maturity date construct to the extent (x) certain senior secured notes remain outstanding in excess of $250.0 million on May 15, 2027 or (y) certain senior secured notes remain outstanding in excess of $199.0 million on January 15, 2028). The Revolving Credit Facility matures on August 23, 2026.
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
Certain Covenants
The Senior Secured Credit Agreement contains a springing financial covenant which is applicable solely to the Revolving Credit Facility. The springing financial covenant generally requires compliance with a first lien net leverage ratio of less than 7.10 to 1.00 if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million; provided that the foregoing springing financial covenant shall not be applicable (x) to the extent the total net leverage ratio is greater than 6.50 to 1.00, if the balance of the Revolving Credit Facility (excluding up to $10 million of undrawn or cash collateralized letters of credit) is greater than $0 or (y) to the extent the total net leverage ratio is equal to or less than 6.50 to 1.00, if the balance of the Revolving Credit Facility (excluding up to $10 million of undrawn or cash collateralized letters of credit) does not exceed 35% of the aggregate revolving credit commitments.
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
As of December 31, 2024, the Company was in compliance with all covenants contained in the Senior Secured Credit Agreement.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CCOH 5.125% Senior Secured Notes Due 2027
On August 23, 2019, concurrently with the entry into the Receivables-Based Credit Facility and Senior Secured Credit Agreement, the Company completed the sale of $1.25 billion in aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the “CCOH 5.125% Senior Secured Notes”). The CCOH 5.125% Senior Secured Notes were issued pursuant to an indenture, dated as of August 23, 2019 (the “CCOH 5.125% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee and as collateral agent.
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
Certain Covenants
The CCOH 5.125% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2024, the Company was in compliance with all covenants contained in the CCOH 5.125% Senior Secured Notes Indenture.
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
The CCOH 9.000% Senior Secured Notes mature on September 15, 2028 and bear interest at a rate of 9.000% per annum. Interest on the CCOH 9.000% Senior Secured Notes is payable to the holders thereof semi-annually on March 15 and September 15 of each year.
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
Redemptions
The Company may redeem all or a portion of the CCOH 9.000% Senior Secured Notes at the redemption prices (including any “make-whole,” as may be applicable) as set forth in the CCOH 9.000% Senior Secured Notes Indenture.
Certain Covenants
The CCOH 9.000% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2024, the Company was in compliance with all covenants contained in the CCOH 9.000% Senior Secured Notes Indenture.
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
The CCOH 7.875% Senior Secured Notes mature on April 1, 2030 and bear interest at a rate of 7.875% per annum. Interest on the CCOH 7.875% Senior Secured Notes is payable to the holders thereof semi-annually on April 1 and October 1 of each year.
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
Redemptions
The Company may redeem all or a portion of the CCOH 7.875% Senior Secured Notes at the redemption prices (including any “make-whole,” as may be applicable) as set forth in the CCOH 7.875% Senior Secured Notes Indenture.
Certain Covenants
The CCOH 7.875% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of the debt; enter into certain transactions with affiliates; merge or consolidate with another person or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2024, the Company was in compliance with all covenants contained in the CCOH 7.875% Senior Secured Notes Indenture.

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
Certain Covenants
The CCOH 7.750% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2024, the Company was in compliance with all covenants contained in the CCOH 7.750% Senior Notes Indenture.
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
Certain Covenants
The CCOH 7.500% Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of December 31, 2024, the Company was in compliance with all covenants contained in the CCOH 7.500% Senior Notes Indenture.
CCIBV 6.625% Senior Secured Notes Due 2025
On August 4, 2020, CCIBV issued $375.0 million aggregate principal amount of CCIBV Senior Secured Notes. The CCIBV Senior Secured Notes were issued under an indenture, dated as of August 4, 2020 (the “CCIBV Senior Secured Notes Indenture”), among CCIBV, the subsidiaries of CCIBV acting as guarantors party thereto, U.S. Bank National Association as trustee, paying agent, registrar, authentication agent and transfer agent, and U.S. Bank Trustees Limited as security agent. The CCIBV Senior Secured Notes bore interest at a rate of 6.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year.
On March 22, 2024, all of the CCIBV Senior Secured Notes were redeemed. As a result, CCIBV and the guarantors of the CCIBV Senior Secured Notes were released from their remaining obligations under the indenture governing such notes, and such indenture ceased to be of further effect.
CCIBV Term Loan Facility Due 2027
On March 22, 2024, CCIBV entered into a credit agreement (the “CCIBV Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and J.P. Morgan SE, as lead arranger and bookrunner. The CCIBV Credit Agreement governs the CCIBV Term Loan Facility and the term loans incurred thereunder.
Size and Availability
The CCIBV Term Loan Facility is comprised of two tranches of term loans totaling an aggregate principal amount of $375.0 million: (1) a “fixed rate” tranche of term loans in an aggregate principal amount of $300.0 million, and (2) a “floating rate” tranche of term loans in an aggregate principal amount of $75.0 million.
Interest Rate
The CCIBV Term Loan Facility bears interest: (1) at a fixed rate of 7.5% per annum, payable semi-annually in arrears on April 1 and October 1 of each year for the fixed rate tranche, and (2) at a floating rate equal to the benchmark rate “Term SOFR” plus 2.25% per annum (subject to a floor rate of 5.25% per annum), payable at one, three or six-month intervals.
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
Certain Covenants
The CCIBV Credit Agreement contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things (but subject to certain exceptions): pay dividends, redeem stock or make other distributions or investments; incur additional debt or issue certain preferred stock; transfer or sell assets; create liens on assets; engage in certain transactions with affiliates; create restrictions on dividends or other payments by the restricted subsidiaries; and merge, consolidate or effect other fundamental changes to CCIBV’s assets. As of December 31, 2024, CCIBV was in compliance with all covenants contained in the CCIBV Credit Agreement.
Future Maturities of Long-term Debt
Future maturities of total long-term debt as of December 31, 2024 are as follows:

(in thousands)
2025	$348
2026	300
2027(1)	1,625,297
2028	2,170,320
2029	1,040,352
Thereafter	867,357
Total(2)	$5,703,974
(1)Includes the CCIBV Term Loan Facility aggregate principal amount of $375.0 million. In accordance with the CCIBV Credit Agreement, the Company will use the anticipated net proceeds from the sale of the Europe-North businesses, after payment of transaction-related fees and expenses, to fully prepay the outstanding CCIBV term loans, plus any accrued interest.
(2)Excludes original issue discount and long-term debt fees of $7.3 million and $36.4 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of December 31, 2024, the Company had $43.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $72.6 million of remaining excess availability, and $66.3 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $108.7 million of excess availability. Additionally, as of December 31, 2024, the Company had $43.1 million and $24.1 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $4.7 million of cash collateral.
A portion of these letters of credit and guarantees at December 31, 2024 related to discontinued operations that were sold or held for sale as of this date. Please refer to Note 3 for additional information.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – LEASES
The following table provides the components of ASC 842 lease expense for continuing operations included within the Consolidated Statements of Loss for 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease expense	$251,229	$236,589	$227,729
Variable lease expense	63,342	61,226	60,781
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease weighted-average remaining lease term (in years)	12.6	13.1
Operating lease weighted-average discount rate	7.88%	7.74%
The following table provides the Company’s future maturities of operating leases as of December 31, 2024:

(In thousands)
Future maturities of operating lease liabilities:
2025	$228,425
2026	217,754
2027	197,283
2028	182,139
2029	162,002
Thereafter	1,253,538
Total lease payments	2,241,141
Less: Effect of discounting	(878,919)
Total operating lease liabilities	$1,362,222
The following table provides supplemental cash flow information related to leases:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$246,192	$227,782	$227,166
Lease liabilities arising from obtaining right-of-use assets(1)	393,959	206,093	192,333
(1)In 2024, we entered into a 15-year contract with the New York Metropolitan Transit Authority for roadside advertising assets with total undiscounted minimum lease payments of $390.0 million, effective November 1, 2024.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under non-cancelable contracts, including:
•Contracts that meet the definition of a lease under ASC 842, as previously described. Refer to Note 7 for the Company’s future maturities of operating lease liabilities as of December 31, 2024.
•Non-cancelable contracts that provide the supplier with a substantive substitution right regarding the property, plant and equipment used to fulfill the contract, which do not meet the definition of a lease for accounting purposes under ASC 842.
•Capital expenditure commitments relating to required purchases of property, plant, and equipment under certain transit and street furniture contracts.
As of December 31, 2024, the Company’s future minimum payments under non-lease non-cancelable contracts in excess of one year and capital expenditure commitments consisted of the following:

(In thousands)	Non-Lease	Capital
	Non-Cancelable	Expenditure
	Contracts	Commitments
Future minimum payments:
2025	$132,851	$25,217
2026	100,630	10,937
2027	67,220	7,783
2028	36,679	9,329
2029	28,562	9,427
Thereafter	128,105	36,252
Total	$494,047	$98,945
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
The Company’s income tax benefit attributable to continuing operations for 2024, 2023 and 2022 consisted of the following components:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Current - federal	$(516)	$(4,356)	$(701)
Current - state	(2,565)	(439)	(2,278)
Current - foreign	(197)	(403)	(139)
Total current tax expense attributable to continuing operations	(3,278)	(5,198)	(3,118)
Deferred - federal	15,081	23,120	71,304
Deferred - state	(3,410)	6,200	22,041
Deferred - foreign	972	(443)	(320)
Total deferred tax benefit attributable to continuing operations	12,643	28,877	93,025
Income tax benefit attributable to continuing operations	$9,365	$23,679	$89,907
The Company recognized income tax benefit attributable to continuing operations of $9.4 million, $23.7 million and $89.9 million in 2024, 2023 and 2022, respectively. In each of these years, the income tax benefit is partially offset by deferred tax expense related to increases in the valuation allowance, primarily related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.
The deferred tax benefit for 2022 was primarily driven by a partial release of the U.S valuation allowance due to the Company’s assessment of its deferred tax liabilities associated with billboard permits that will reverse in the future, thereby generating future taxable income for the realization of U.S deferred tax assets. Prior to 2022, permits were treated as indefinite-lived intangible assets and were not amortized for financial reporting purposes. Refer to Note 2 for more information on the change in accounting estimate related to amortization of the Company’s permits.
Pillar Two Minimum Tax
On December 20, 2021, the Organization for Economic Cooperation and Development released the Pillar Two model rules, providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million. Pillar Two legislation has been enacted in certain jurisdictions where the Company operates and is effective for the Company’s financial year beginning January 1, 2024. The provisions effective in 2024 did not have a material impact on the Company’s financial results, and the Company will continue to monitor additional guidance and legislative changes related to Pillar Two in the jurisdictions where it operates.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2024 and 2023 are as follows:

(In thousands)	December 31,	December 31,
	2024	2023
Deferred tax liabilities:
Operating lease right-of-use assets	$341,623	$277,475
Intangible assets(1)	295,486	308,832
Fixed assets	45,911	58,248
Other	2,861	3,754
Total deferred tax liabilities	685,881	648,309
Deferred tax assets:
Operating lease liabilities	353,752	288,772
Net operating loss carryforwards(2)	89,547	92,558
Interest expense carryforwards(3)	130,121	117,012
Accrued expenses	12,954	11,955
Stock-based compensation expense(4)	6,616	4,415
Credit loss provision	2,986	3,251
Other	5,971	7,720
Total deferred tax assets	601,947	525,683
Less: Valuation allowance(5)	137,880	108,827
Net deferred tax assets(6)	464,067	416,856
Net deferred tax liabilities	$221,814	$231,453
(1)The deferred tax liabilities associated with intangible assets that are categorized as indefinite-lived, including permanent easements and tax-deductible goodwill, will not reverse over time unless the Company recognizes future impairment charges or sells these intangible assets.
(2)At December 31, 2024, the Company had recorded deferred tax assets for net operating loss carryforwards (tax-effected) for federal and state income tax purposes of $71.8 million. The Company’s federal and certain state net operating losses carry forward indefinitely without expiration, while the remaining state net operating loss carryforwards expire in various amounts through 2044. At December 31, 2024, the Company had recorded $17.7 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, the majority of which may be carried forward without expiration.
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
(4)Full realization of the deferred tax assets related to stock-based compensation expense under ASC 718-10 requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in the Company’s Consolidated Balance Sheet. See Note 13 for additional discussion of ASC 718-10.
(5)Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in the related jurisdictions, the Company continues to record valuation allowances on deferred tax assets that are not expected to be realized. As of December 31, 2024, the Company had valuation allowances of $120.3 million recorded against a portion of its federal and state deferred tax assets, primarily related to interest expense carryforwards, and $17.6 million recorded against its deferred tax assets in foreign jurisdictions.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate
Income (loss) from continuing operations before income taxes was as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022
U.S.	$(129,658)	$(184,894)	$(81,430)
Foreign	(3,471)	1,771	2,444
Total loss from continuing operations before income taxes	$(133,129)	$(183,123)	$(78,986)
The reconciliation of income tax benefit computed at U.S. federal statutory rates to income tax benefit attributable to continuing operations is as follows:

(In thousands)	Year Ended December 31,
	2024		2023		2022
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
Income tax benefit at statutory rates	$27,957	21.0%	$38,456	21.0%	$16,587	21.0%
State income taxes, net of federal tax effect	6,293	4.7%	7,778	4.2%	3,683	4.7%
Foreign income taxes	45	—%	(474)	(0.3)%	55	0.1%
Nondeductible items	(619)	(0.5)%	(7,914)	(4.3)%	(3,264)	(4.1)%
Changes in valuation allowance and other estimates	(24,784)	(18.6)%	(20,454)	(11.2)%	79,352	100.5%
Other, net	473	0.4%	6,287	3.4%	(6,506)	(8.2)%
Income tax benefit attributable to continuing operations	$9,365	7.0%	$23,679	12.9%	$89,907	113.8%
(1)Due to rounding, the total may not equal the sum of the percentages in the table above.
The effective tax rates for continuing operations of 7.0%, 12.9% and 113.8% in 2024, 2023 and 2022, respectively, were largely impacted by increases in the valuation allowance recorded against deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods. In 2022, however, this was more than offset by a reduction in the valuation allowance driven by the classification change of permit intangible assets from indefinite-lived to finite-lived for financial reporting purposes.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
Unrecognized Tax Benefits	2024	2023
Balance at beginning of period	$7,989	$15,586
Increases for tax position taken in the current year	220	196
Increases for tax positions taken in previous years	1	250
Decreases for tax positions taken in previous years	(68)	(287)
Decreases due to settlements with tax authorities	(1,055)	—
Decreases due to lapse of statute of limitations(1)	(106)	(7,756)
Balance at end of period	$6,981	$7,989
(1)All federal income tax matters through 2020 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2020, with the exception of a current examination in Texas that covers the 2008-2016 tax years.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. At December 31, 2024 and 2023, the total amount of interest accrued was $5.9 million and $5.3 million, respectively, resulting in total unrecognized tax benefits, including accrued interest and penalties, of $12.8 million and $13.3 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrecognized tax benefits, net of deposits on account with taxing authorities, are reflected on the Company’s Consolidated Balance Sheets as follows: $11.0 million and $11.3 million is included in “Other liabilities” at December 31, 2024 and 2023, respectively. In addition, $1.8 million and $2.0 million of unrecognized tax benefits are netted with the Company’s deferred tax assets for its net operating loss carryforwards at December 31, 2024 and 2023, respectively.
The total amount of unrecognized tax benefits at December 31, 2024 and 2023 that, if recognized, would have impacted the effective income tax rate was $4.1 million and $5.1 million, respectively.
NOTE 10 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Structures	$1,847,953	$1,833,886
Land, buildings and improvements	130,325	131,126
Furniture and other equipment	96,500	96,490
Construction in progress	31,682	31,507
Property, plant and equipment, gross	2,106,460	2,093,009
Less: Accumulated depreciation	(1,626,473)	(1,603,275)
Property, plant and equipment, net	$479,987	$489,734
Asset Acquisitions
In 2024, the Company acquired digital billboard structures of $1.7 million. In 2023, the Company acquired digital billboard structures of $1.8 million and land of $0.1 million.
Depreciation
Total depreciation expense related to property, plant and equipment for continuing operations for 2024, 2023 and 2022 was $95.7 million, $118.8 million, and $139.1 million, respectively. As certain assets have become fully depreciated, depreciation expense has decreased.
Impairment
The Company did not recognize any impairments of property, plant and equipment related to continuing operations during 2024, 2023 or 2022.
NOTE 11 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$758,482	$(145,177)	$746,126	$(80,439)
Permanent easements	165,031	—	163,293	—
Trademarks	83,569	(47,533)	83,569	(39,214)
Transit, street furniture and other outdoor contractual rights	206,283	(188,885)	206,283	(183,680)
Total intangible assets	$1,213,365	$(381,595)	$1,199,271	$(303,333)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Acquisitions
During 2024, the Company acquired permits of $12.7 million and permanent easements of $2.4 million, including $7.1 million of intangible assets acquired through a non-cash exchange with another out-of-home advertising provider. The acquired permits have amortization periods ranging from 5 to 28 years.
During 2023, the Company acquired permits of $7.0 million and permanent easements of $3.8 million. The acquired permits have amortization periods ranging from 11 to 16 years.
Amortization
Total amortization expense related to finite-lived intangible assets for continuing operations for 2024, 2023 and 2022 was $78.3 million, $78.0 million, and $34.6 million, respectively. The increase in amortization expense from 2022 was driven by the change in the classification of permits from indefinite-lived to finite-lived, as described in Note 2.
The following table presents the Company’s estimate of future amortization expense; however, in the event that acquisitions, dispositions or impairments occur in the future, amortization expense may vary.

(In thousands)
2025	$78,773
2026	78,075
2027	76,990
2028	75,745
2029	68,816
Thereafter	288,340
Total	$666,739
Impairment
The Company did not recognize any impairments of definite-lived intangible assets during 2024, 2023 or 2022.
As described in Note 2, the Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, or more frequently as events or changes in circumstances warrant. No impairment was recognized during 2024 or 2023 as a result of these tests. In 2022, the Company recognized total impairment charges of $22.7 million, including $21.8 million on its then-indefinite-lived permits, driven by rising interest rates and inflation, and $0.9 million on permanent easements.
Goodwill
The following table presents the goodwill balance for the Company’s segments as of December 31, 2024. There were no changes to the balances during 2024 or 2023.

(In thousands)	America(1)	Airports	Consolidated
Balance as of December 31, 2024	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.
Impairment
As described in Note 2, the Company performs its annual impairment test for goodwill as of July 1 each year, or more frequently as events or changes in circumstances warrant. The Company did not recognize any impairments of goodwill related to continuing operations during 2024, 2023 or 2022.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – ASSET RETIREMENT OBLIGATIONS
The following table presents the activity related to the Company’s asset retirement obligations:

(In thousands)	Year Ended December 31,
	2024	2023
Beginning balance	$23,096	$19,806
Additions and adjustments due to changes in estimates	2,685	2,384
Accretion of liability	2,026	1,743
Liabilities settled	(952)	(837)
Ending balance	$26,855	$23,096
NOTE 13 – STOCKHOLDERS’ DEFICIT
Share-Based Compensation
Share-Based Compensation Plans
The Company has historically granted equity incentive awards to executive officers and other eligible participants under the 2012 Amended and Restated Stock Incentive Plan, which was amended and restated in 2021 (the “2021 Stock Incentive Plan”). On May 16, 2024, the Company’s stockholders approved the adoption of the 2012 Third Amended and Restated Equity Incentive Plan (the “2024 Stock Incentive Plan”), which amends and restates the 2021 Stock Incentive Plan.
The 2024 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based cash and stock awards to the Company’s or its subsidiaries’ directors, officers, employees, consultants or advisors. As of December 31, 2024, the Company had 37,941,575 shares available for issuance under the 2024 Stock Incentive Plan, assuming a 100% payout of the Company’s outstanding performance stock units. The shares available for issuance reflect shares granted to all employees, including those of the Company’s discontinued operations.
Share-Based Compensation Expense
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation expense for continuing operations, which is recognized within “Corporate expenses” on the Consolidated Statements of Loss, was as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Restricted stock units and awards(1)	$16,987	$12,879	$12,827
Performance stock units	5,958	4,537	4,878
Stock options	131	131	131
Total share-based compensation expense	$23,076	$17,547	$17,836
(1)For 2023 and 2022, this expense relates to both restricted stock units and restricted stock awards. For 2024, the expense is solely related to restricted stock units, as all restricted stock awards had vested as of December 31, 2023.
The tax benefit related to the share-based compensation expense for continuing operations for 2024, 2023 and 2022 was $6.0 million, $4.5 million and $4.6 million, respectively. As of December 31, 2024, there was $19.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s RSUs outstanding at December 31, 2024, and related activity during the year:

(Shares in thousands)	Number of RSUs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2024(1)	16,715	$1.54
Granted(2)	12,038	$1.58
Vested	(7,659)	$1.76
Forfeited	(900)	$1.47
Outstanding, December 31, 2024	20,194	$1.49
(1)Excludes RSUs granted to employees of discontinued operations.
(2)The weighted-average grant-date fair value of the Company’s RSUs granted during 2024, 2023 and 2022 was $1.58, $1.32 and $2.58 per share, respectively.
Performance Stock Units
The Company grants performance stock units (“PSUs”) under its equity incentive plan. PSUs represent the right to receive shares of the Company’s common stock, which vest and become earned based on the achievement of certain performance goals.
•For PSUs granted prior to 2023, if the Company achieves total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a three-year performance period at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 60th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation.
•For PSUs granted in 2023 and 2024, if the Company achieves Relative TSR over a three-year performance period at the 75th percentile or higher, the PSUs will be earned at 150% of the target number of shares; if the Company achieves Relative TSR at the 50th percentile, the PSUs will be earned at 100% of the target number of shares; if the Company achieves Relative TSR at the 25th percentile, the PSUs will be earned at 50% of the target number of shares; and if the Company achieves Relative TSR below the 25th percentile, no PSUs will be earned. To the extent Relative TSR is between achievement levels, the portion of the PSUs that is earned will be determined using straight-line interpolation. Notwithstanding the foregoing, to the extent the Company’s absolute total shareholder return over the performance period is less than 0%, the maximum payout shall not be greater than 100% of the target number of shares.
•Effective May 31, 2024, certain executive officers of the Company received one-time PSU awards, totaling 6.1 million in aggregate. The PSUs are eligible to vest and become earned shares in one-third increments based on achievement of specified stock price performance hurdles of $2.50, $3.25 and $4.25 during the four-year period, beginning on May 31, 2024, subject to additional service-based vesting conditions set forth in the applicable award agreement. The maximum number of shares that may be earned with respect to these PSUs is 100% of the PSUs granted. The PSUs are subject to accelerated vesting and distribution upon certain qualifying terminations and in connection with a change in control, as set forth in the applicable award agreement.
PSUs, which are considered market-condition awards pursuant to ASC 260, are measured at the grant-date fair value based on a Monte Carlo simulation model as of the grant date. The following assumptions were used to calculate the fair value of the Company’s PSUs on the date of grant:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	83.3%	79.3%	68.6%
Risk-free interest rate	4.5%	3.7%	2.8%
Expected dividend yield	—%	—%	—%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s PSUs outstanding, assuming a 100% payout, at December 31, 2024, and related activity during the year:

(Shares in thousands)	Number of PSUs	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2024(1)	6,813	$2.16
Granted(2)	8,561	$1.47
Forfeited(3)	(1,959)	$2.52
Outstanding, December 31, 2024	13,415	$1.67
(1)Excludes PSUs granted to employees of discontinued operations.
(2)The weighted-average grant-date fair value of the Company’s PSUs granted during 2024, 2023 and 2022 was $1.47, $1.62 and $2.69 per share, respectively.
(3)Forfeitures include the PSUs granted in 2021 that were not earned based on the Company’s Relative TSR over the three-year performance period.
Stock Options
The Company historically granted options to purchase shares of its common stock under its equity incentive plan, with exercise prices set at no less than the fair value of the underlying stock at the grant date. All outstanding options were fully vested and exercisable as of December 31, 2023, and are generally forfeited if the recipient terminates his or her employment or relationship with the Company or its affiliates. Forfeitures are recognized when they occur. The equity incentive plan contains anti-dilutive provisions that permit adjustments due to changes in capitalization.
The following table summarizes the Company’s stock options outstanding at December 31, 2024, and related activity during the year:

(In thousands, except per share data)	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2024(1)	3,154	$5.51	3.2 years	$—
Expired	(178)	$5.86
Outstanding, December 31, 2024	2,976	$5.49	2.4 years	$—
(1)Excludes stock options granted to employees of discontinued operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Computation of Net Loss per Share
The following table presents the computation of net loss per share for 2024, 2023 and 2022:

(In thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
Numerators:
Income (loss) from continuing operations	$(123,764)	$(159,444)	$10,921
Less: Net income from continuing operations attributable to noncontrolling interests	3,274	2,011	2,257
Net income (loss) from continuing operations attributable to the Company	(127,038)	(161,455)	8,664
Loss from discontinued operations	(52,114)	(149,372)	(105,309)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	102	95	(41)
Net loss from discontinued operations attributable to the Company	(52,216)	(149,467)	(105,268)
Net loss attributable to the Company	$(179,254)	$(310,922)	$(96,604)

Denominators:
Weighted average common shares outstanding – Basic	487,651	481,727	474,362
Weighted average common shares outstanding – Diluted	487,651	481,727	483,538

Net loss attributable to the Company per share of common stock — Basic:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.26)	$(0.34)	$0.02
Net loss from discontinued operations attributable to the Company per share of common stock	(0.11)	(0.31)	(0.22)
Net loss attributable to the Company per share of common stock — Basic(1)	$(0.37)	$(0.65)	$(0.20)

Net loss attributable to the Company per share of common stock — Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.26)	$(0.34)	$0.02
Net loss from discontinued operations attributable to the Company per share of common stock	(0.11)	(0.31)	(0.22)
Net loss attributable to the Company per share of common stock — Diluted(1)	$(0.37)	$(0.65)	$(0.20)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards equivalent to 26.6 million and 20.5 million shares for 2024 and 2023, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the year ended December 31, 2022, diluted weighted average common shares outstanding included 9.2 million shares from the effect of dilutive securities, calculated using the treasury stock method.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents in the Balance Sheets	$109,707	$171,776
Cash and cash equivalents included in Current assets of discontinued operations	54,595	80,527
Restricted cash included in:
Other current assets	1,116	759
Current assets of discontinued operations	2,794	3,016
Other assets	—	250
Other assets of discontinued operations	3,860	4,213
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$172,072	$260,541
Accounts Receivable
The following table discloses the components of “Accounts receivable, net” as reported in the Consolidated Balance Sheets:

(In thousands)	December 31, 2024	December 31, 2023
Accounts receivable	$355,622	$327,474
Less: Allowance for credit losses	(11,526)	(12,600)
Accounts receivable, net	$344,096	$314,874
Credit loss expense related to accounts receivable of continuing operations was $2.5 million, $3.6 million, and $4.8 million during 2024, 2023, and 2022, respectively.
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of December 31, 2024 and 2023, respectively:

(In thousands)	December 31, 2024	December 31, 2023
Accrued rent	$54,785	$61,867
Accrued employee compensation and benefits	41,723	37,957
Accrued taxes	14,711	17,584
Accrued other	52,396	64,763
Total accrued expenses	$163,615	$182,171

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Loss
The following table discloses the components of “Other expense, net” for 2024, 2023 and 2022:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Foreign exchange gain (loss)	$1,051	$(729)	$(1,576)
Equity in earnings of nonconsolidated affiliates	2,182	1,743	1,943
Other(1)	(11,611)	(6,713)	(1,151)
Total other expense, net	$(8,378)	$(5,699)	$(784)
(1)In 2024, other expense, net, includes $10.0 million of debt modification expense related to the issuance of the CCOH 7.875% Senior Secured Notes and associated prepayment and refinancing of the Term Loan Facility, as detailed in Note 6. In 2023, other expense, net, includes $4.4 million of debt modification expense related to the issuance of the CCOH 9.000% Senior Secured Notes and associated prepayment of the Term Loan Facility.
NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The following tables present the Consolidated Statements of Income (Loss) and net income (loss) per share for each quarter of 2024 and 2023, revised to report results of discontinued operations as a separate component of Consolidated net income (loss) for each period presented in accordance with GAAP.

(In thousands)	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$326,840	$295,717	$376,483	$363,521	$375,188	$358,934	$426,719	$416,014
Operating expenses:
Direct operating expenses(1)	155,054	148,088	167,168	159,419	167,106	166,861	191,250	185,968
Selling, general and administrative expenses(1)	59,272	58,918	64,427	57,723	63,481	54,857	65,727	63,972
Corporate expenses(1)	29,874	24,768	34,047	47,682	31,302	26,007	31,681	30,791
Depreciation and amortization	42,052	53,426	42,501	53,536	46,222	46,485	43,223	43,364
Other operating expense (income), net	(3,297)	(455)	(90)	(689)	341	349	(5,294)	(3,693)
Operating income	43,885	10,972	68,430	45,850	66,736	64,375	100,132	95,612
Interest expense, net	(101,695)	(95,886)	(100,120)	(98,863)	(99,662)	(101,682)	(100,064)	(101,619)
Gain (loss) on extinguishment of debt	(2,393)	—	—	—	—	3,817	—	—
Other income (expense), net	(8,849)	(459)	449	519	(820)	(3,231)	842	(2,528)
Income (loss) from continuing operations before income taxes	(69,052)	(85,373)	(31,241)	(52,494)	(33,746)	(36,721)	910	(8,535)
Income tax benefit (expense) attributable to continuing operations	(172)	10,573	5,827	2,358	5,672	1,782	(1,962)	8,966
Income (loss) from continuing operations	(69,224)	(74,800)	(25,414)	(50,136)	(28,074)	(34,939)	(1,052)	431
Income (loss) from discontinued operations	(19,859)	39,378	(13,220)	13,557	(3,482)	(227,879)	(15,553)	25,572
Consolidated net income (loss)	(89,083)	(35,422)	(38,634)	(36,579)	(31,556)	(262,818)	(16,605)	26,003
Less: Net income (loss) attributable to noncontrolling interests	584	(510)	536	718	984	672	1,272	1,226
Net income (loss) attributable to the Company	$(89,667)	$(34,912)	$(39,170)	$(37,297)	$(32,540)	$(263,490)	$(17,877)	$24,777
(1)Excludes depreciation and amortization

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Weighted average common shares outstanding - Basic and Diluted:
Weighted average common shares outstanding – basic	483,720	478,501	488,740	482,373	488,947	482,945	489,122	483,027
Weighted average common shares outstanding – diluted	483,720	478,501	488,740	482,373	488,947	482,945	489,122	489,132

Net income (loss) attributable to the Company per share of common stock - Basic:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.14)	$(0.16)	$(0.05)	$(0.11)	$(0.06)	$(0.07)	$—	$—
Net income (loss) from discontinued operations attributable to the Company per share of common stock	(0.04)	0.08	(0.03)	0.03	(0.01)	(0.47)	(0.03)	0.05
Net income (loss) attributable to the Company per share of common stock - Basic(1)	$(0.19)	$(0.07)	$(0.08)	$(0.08)	$(0.07)	$(0.55)	$(0.04)	$0.05

Net income (loss) attributable to the Company per share of common stock - Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.14)	$(0.16)	$(0.05)	$(0.11)	$(0.06)	$(0.07)	$—	$—
Net income (loss) from discontinued operations attributable to the Company per share of common stock	(0.04)	0.08	(0.03)	0.03	(0.01)	(0.47)	(0.03)	0.05
Net income (loss) attributable to the Company per share of common stock - Diluted(1)	$(0.19)	$(0.07)	$(0.08)	$(0.08)	$(0.07)	$(0.55)	$(0.04)	$0.05
(1)Due to rounding, the total may not equal the sum of the line items in the table above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 24, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Antonio, Texas
February 24, 2025

ITEM 9B.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year ended December 31, 2024.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year ended December 31, 2024.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2024 relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column (A)(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(1)
Equity compensation plans approved by security holders(3)	44,792,541(4)	$5.52	34,061,520
Equity compensation plans not approved by security holders	—		—
Total	44,792,541(4)	$5.52	34,061,520
(1)These amounts are based on the maximum number of securities that could be issued based on the terms of the performance awards, while the amounts presented in Note 13 to our Consolidated Financial Statements assume a payout at target of the performance awards granted.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.
(3)Represents the 2012 Second Amended and Restated Equity Incentive Plan, as amended.
(4)This number includes shares subject to outstanding awards granted, of which 3,047,447 shares are subject to outstanding options, 23,993,820 shares are subject to outstanding time-based RSUs and 17,751,274 shares are subject to outstanding PSUs, assuming a maximum level of performance is achieved.
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year ended December 31, 2024.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year ended December 31, 2024.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal year ended December 31, 2024.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements
The following consolidated financial statements are included in Item 8:
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Loss for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
The following financial statement schedule for the years ended December 31, 2024, 2023 and 2022 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
•Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Credit Losses

(In thousands)	Balance at		Write-off		Balance
	Beginning	Credit Loss	of Accounts		at End of
Description	of period	Expense	Receivable	Other(1)	Period
Year Ended December 31, 2022	$10,934	$4,807	$(3,956)	$(263)	$11,522
Year Ended December 31, 2023	$11,522	$3,648	$(2,570)	$—	$12,600
Year Ended December 31, 2024	$12,600	$2,522	$(3,613)	$17	$11,526
(1)Other primarily includes foreign currency adjustments.
Deferred Tax Asset Valuation Allowance

(In thousands)	Balance at	Charges			Balance
	Beginning	to Costs and			at end of
Description	of Period	Expenses(1)	Reversal(2)	Adjustments(3)	Period
Year Ended December 31, 2022	$176,662	$1,092	$(79,524)	$(3,734)	$94,496
Year Ended December 31, 2023	$94,496	$20,583	$(4,183)	$(2,069)	$108,827
Year Ended December 31, 2024	$108,827	$25,310	$(434)	$4,177	$137,880
(1)The Company has recorded valuation allowances on deferred tax assets attributable to net operating losses in certain jurisdictions due to uncertainty of its ability to utilize these assets in future periods. During 2024, the Company recorded valuation allowances of $24.8 million and $0.5 million related to domestic deferred tax assets and foreign deferred tax assets, respectively.
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
2.1***
Share Purchase Agreement, dated as of January 8, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited (incorporated by reference to Exhibit 2.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 10, 2025).

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

3.5
Certificate of Amendment to the Amended Certificate of Incorporation of Clear Channel Outdoor Holding, Inc. (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 filed on May 24, 2024).

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
4.12
Indenture, dated as of March 18, 2024, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).

4.13	Form of 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).

Exhibit Number	Description
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (incorporated by reference to Exhibit 99.1 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

Exhibit Number	Description
10.14§
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.15§
Clear Channel Outdoor Holdings, Inc. 2012 Second Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2021 Annual Meeting of Stockholders filed on March 17, 2021).

10.16
Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on March 29, 2024).

10.17§
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

10.20§
Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).

10.21§
Form of Restricted Stock Unit Award Agreement (Cash Settle Option) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Holdings, Inc.’s Current Report on Form 8-K filed on October 23, 2020).

10.22§
Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).

10.23§
Form of Performance Stock Unit Award Agreement (One-Time) under the Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 16, 2024).

10.24§
Clear Channel Outdoor Holdings, Inc. 2015 Executive Incentive Plan (incorporated by reference to Exhibit A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.25§
Amended and Restated Employment Agreement, dated as of July 28, 2021, by and between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).

10.26§
Amended and Restated Employment Agreement, dated as of March 7, 2023, by and between Clear Channel Outdoor Holdings, Inc. and Brian Coleman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2023).

10.27§
Second Amended and Restated Employment Agreement, dated as of December 19, 2023, by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.28§
Form of Consulting Agreement by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman to be entered into on March 1, 2024 (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.29§
Employment Agreement, dated as of December 19, 2023, by and between Clear Channel Outdoor Holdings, Inc. and David Sailer (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.30§
Amended and Restated Employment Agreement, dated as of January 20, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 21, 2022).

10.31
Amended and Restated Employment Agreement, dated as of October 25, 2024, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current report on form 10-Q filed on October 31, 2024)

10.32§
Amended and Restated Employment Agreement, dated as of October 31, 2022, by and between Clear Channel Outdoor Holdings, Inc. and Lynn Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2022).

Exhibit Number	Description
10.33§	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-228986) filed on March 29, 2019).
10.34
Cooperation Agreement, dated and effective as of January 31, 2024, by and among Clear Channel Outdoor Holdings, Inc. and the Legion Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc’s Current Report on Form 8-K filed on February 1, 2024).

10.35
Amendment to Cooperation agreement, dated as of December 4, 2024, by and among Clear Channel Outdoor Holdings, Inc. and the Legion Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 4, 2024).

10.36§
Clear Channel Outdoor Holdings, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current report on form 10-Q filed on August 7, 2024)

10.37
Amended and Restated Employment Agreement, dated as of October 25, 2024, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 10-Q filed on October 31, 2024).

19*	Insider Trading Policy of Clear Channel Outdoor Holdings, Inc.
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Clear Channel Outdoor Holdings, Inc. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 26, 2024).

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
*** Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2)(ii), as may be applicable, of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
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

Date:	February 24, 2025	CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
By: /s/ Scott R. Wells
Scott R. Wells
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Scott R. Wells	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2025
Scott R. Wells
/s/ David Sailer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2025
David Sailer
/s/ Jason A. Dilger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Jason A. Dilger
/s/ John Dionne	Director	February 24, 2025
John Dionne
/s/ Lisa Hammitt	Director	February 24, 2025
Lisa Hammitt
/s/ Andrew Hobson	Director	February 24, 2025
Andrew Hobson
/s/ Tim Jones	Director	February 24, 2025
Tim Jones
/s/ Thomas C. King	Director	February 24, 2025
Thomas C. King
/s/ Joe Marchese	Director	February 24, 2025
Joe Marchese
/s/ W. Benjamin Moreland	Director	February 24, 2025
W. Benjamin Moreland
/s/ Raymond T. White	Director	February 24, 2025
Raymond T. White
/s/ Jinhy Yoon	Director	February 24, 2025
Jinhy Yoon