Form 10-Q
period 2025-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2025-05-01
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	496,715,404

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$395,809	$109,707
Accounts receivable, net	293,989	344,096
Prepaid expenses	26,494	27,112
Other current assets	4,503	2,093
Current assets of discontinued operations	141,712	1,176,036
Total Current Assets	862,507	1,659,044
PROPERTY, PLANT AND EQUIPMENT
Structures, net	326,563	335,761
Other property, plant and equipment, net	140,494	144,226
INTANGIBLE ASSETS AND GOODWILL
Permits, net	596,970	613,305
Other intangible assets, net	215,933	218,465
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,322,442	1,315,529
Other assets	18,158	10,114
Total Assets	$3,990,886	$4,804,263
CURRENT LIABILITIES
Accounts payable	$41,145	$38,769
Accrued expenses	149,024	163,615
Current operating lease liabilities	131,425	132,877
Accrued interest	107,484	90,945
Deferred revenue	80,209	70,214
Current portion of long-term debt	303	348
Current liabilities of discontinued operations	95,588	775,210
Total Current Liabilities	605,178	1,271,978
NON-CURRENT LIABILITIES
Long-term debt	5,293,031	5,659,957
Non-current operating lease liabilities	1,228,558	1,229,345
Deferred tax liabilities, net	224,582	221,814
Other liabilities	60,261	60,952
Total Liabilities	7,411,610	8,444,046

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	12,225	11,669
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (505,823,618 shares issued as of March 31, 2025; 503,245,029 shares issued as of December 31, 2024)	5,058	5,032
Additional paid-in capital	3,595,340	3,589,930
Accumulated deficit	(6,897,620)	(6,960,129)
Accumulated other comprehensive loss	(106,295)	(257,837)
Treasury stock (14,909,639 shares held as of March 31, 2025; 14,038,477 shares held as of December 31, 2024)	(29,432)	(28,448)
Total Stockholders' Deficit	(3,420,724)	(3,639,783)
Total Liabilities and Stockholders' Deficit	$3,990,886	$4,804,263

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31,
	2025	2024
Revenue	$334,180	$326,840
Operating expenses:
Direct operating expenses(1)	168,529	155,054
Selling, general and administrative expenses(1)	63,662	59,272
Corporate expenses(1)	19,780	29,874
Depreciation and amortization	43,004	42,052
Other operating income, net	(5,785)	(3,297)
Operating income	44,990	43,885
Interest expense, net	(99,361)	(101,695)
Loss on extinguishment of debt	—	(2,393)
Other income (expense), net	249	(8,849)
Loss from continuing operations before income taxes	(54,122)	(69,052)
Income tax expense attributable to continuing operations	(1,180)	(172)
Loss from continuing operations	(55,302)	(69,224)
Income (loss) from discontinued operations	118,515	(19,859)
Consolidated net income (loss)	63,213	(89,083)
Less: Net income attributable to noncontrolling interests	704	584
Net income (loss) attributable to the Company	$62,509	$(89,667)

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.11)	$(0.14)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.24	(0.04)
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted(2)	$0.13	$(0.19)
(1)Excludes depreciation and amortization.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31,
	2025	2024
Net income (loss) attributable to the Company	$62,509	$(89,667)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,656	(11,796)
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	128,890	—
Other comprehensive income (loss)	151,546	(11,796)
Comprehensive income (loss)	214,055	(101,463)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(5)
Comprehensive income (loss) attributable to the Company	$214,051	$(101,458)
(1)Included in “Income from discontinued operations” on Consolidated Statement of Income.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2025
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)
Net income		704	—	—	62,509	—	—	63,213
Release of stock-based awards and exercise of stock options	2,578,589	—	26	(26)	—	—	(984)	(984)
Share-based compensation		—	—	5,436	—	—	—	5,436
Payments to noncontrolling interests, net		(152)	—	—	—	—	—	(152)
Foreign currency translation adjustments		9	—	—	—	22,647	—	22,656
Dispositions of businesses		(5)	—	—	—	128,895	—	128,890
Balances at March 31, 2025	505,823,618	$12,225	$5,058	$3,595,340	$(6,897,620)	$(106,295)	$(29,432)	$(3,420,724)

	Three Months Ended March 31, 2024
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		584	—	—	(89,667)	—	—	(89,083)
Release of stock-based awards and exercise of stock options	703,840	—	7	(7)	—	—	(68)	(68)
Share-based compensation		—	—	5,299	—	—	—	5,299
Payments to noncontrolling interests, net		(101)	—	—	—	—	—	(101)
Foreign currency translation adjustments		(5)	—	—	—	(11,791)	—	(11,796)
Balances at March 31, 2024	494,764,888	$12,776	$4,948	$3,569,099	$(6,870,542)	$(239,135)	$(23,638)	$(3,546,492)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net income (loss)	$63,213	$(89,083)
Reconciling items:
Non-cash operating lease expense (net of interest)	67,266	66,222
Depreciation and amortization	43,004	54,290
Gains on dispositions of businesses and/or operating assets, net	(145,008)	(4,905)
Share-based compensation	5,436	5,299
Amortization of deferred financing charges and note discounts	2,974	2,902
Foreign exchange transaction loss (gain)	3,488	(3,793)
Credit loss expense (reversal)	736	(1,074)
Deferred taxes	3,703	66
Loss on extinguishment of debt and debt modification expense	5,400	16,610
Other reconciling items, net	(380)	5
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	98,011	90,210
Increase in prepaid expenses and other operating assets	(19,813)	(3,621)
Decrease in accounts payable and accrued expenses	(52,099)	(74,916)
Decrease in operating lease liabilities (cash payments, net of interest)	(79,983)	(79,134)
Increase (decrease) in accrued interest	16,539	(19,383)
Increase in deferred revenue	7,939	9,271
Decrease in other operating liabilities	(5,501)	(3,784)
Net cash provided by (used for) operating activities	14,925	(34,818)
Cash flows from investing activities:
Capital expenditures	(25,526)	(26,204)
Asset acquisitions	—	(8,637)
Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold	617,320	7,658
Other investing activities, net	74	(148)
Net cash provided by (used for) investing activities	591,868	(27,331)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,657,000
Payments on long-term debt	(375,131)	(1,635,164)
Debt issuance and modification costs	(430)	(16,388)
Taxes paid related to net share settlement of equity awards	(984)	(68)
Payments to noncontrolling interests, net	(152)	(101)
Net cash (used for) provided by financing activities	(376,697)	5,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,504	(760)
Net increase (decrease) in cash, cash equivalents and restricted cash	233,600	(57,630)
Cash, cash equivalents and restricted cash at beginning of period	172,072	260,541
Cash, cash equivalents and restricted cash at end of period	$405,672	$202,911
Supplemental disclosures:
Cash paid for interest	$88,992	$127,140
Cash paid for income taxes, net of refunds	$4,396	$6,075

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation
These consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its subsidiaries, as well as entities in which the Company has a controlling financial interest or is the primary beneficiary. Noncontrolling interests are reported separately within equity. Intercompany transactions are eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
Preparation of Interim Financial Statements
These consolidated financial statements and accompanying notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) applicable to interim financial reporting and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.
Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 24, 2025.
Use of Estimates
These consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts. The Company bases its estimates on historical experience and other assumptions deemed to be reasonable under the circumstances. Actual results may differ from these estimates.
Discontinued Operations
As described in the Company’s 2024 Annual Report on Form 10-K, the Company classified its Europe-North segment and Latin American businesses as discontinued operations as of December 31, 2024, in addition to its business in Spain, which was classified as discontinued operations in 2023.
In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of “Consolidated net income (loss)” in the Consolidated Statements of Income (Loss) for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows.
Refer to Note 2 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
In the first quarter of 2025, the Company sold the following businesses, which were classified as discontinued operations as of December 31, 2024:
•On February 5, 2025, the Company sold its businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction for an aggregate purchase price of $34.0 million, subject to certain customary adjustments, resulting in a gain on sale of $70.7 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of March 31, 2025 were $16.0 million. As of that date, the Company had accrued $4.0 million of unpaid transaction costs, which are expected to be paid in the second quarter of 2025. Additionally, the Company is eligible for an additional $1.25 million earn-out, contingent upon the profitability of the sold businesses through December 31, 2026.
•On March 31, 2025, the Company sold its Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for an aggregate purchase price of $625.0 million, subject to certain customary adjustments, resulting in a gain on sale of $66.5 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of March 31, 2025 were $593.3 million. As of that date, the Company had accrued $15.5 million of unpaid transaction costs, which are expected to be paid in the second quarter of 2025. Also on March 31, 2025, the Company used a portion of the net proceeds from this sale to fully prepay the outstanding term loans (the “CCIBV Term Loan Facility”) of Clear Channel International B.V. (“CCIBV”), an indirect wholly-owned subsidiary of the Company, along with accrued interest. Refer to Note 5 for additional details.
Gains from both sales are reflected in “Income from discontinued operations” in the Consolidated Statement of Income, and net cash proceeds are included in “Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold” within investing activities in the Consolidated Statement of Cash Flows.
As part of these sales, the Company has agreed to provide certain transitional services to the buyers pursuant to Transitional Services Agreements. Income and expenses related to these services are presented as part of “Loss from continuing operations” in the Consolidated Statement of Income.
The sales processes for the Company’s remaining discontinued operations in Spain and Brazil are ongoing. While the Company cannot guarantee the completion of any transaction, the sales are expected to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities of Discontinued Operations
As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. The following table reconciles the carrying amounts of the major classes of assets and liabilities of discontinued operations to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

(In thousands)	March 31, 2025(1)	December 31, 2024(2)
Assets of discontinued operations:
Cash and cash equivalents	$5,477	$54,595
Accounts receivable, net	39,637	227,240
Prepaid expenses and other current assets	24,985	49,252
Property, plant and equipment, net	55,768	212,531
Goodwill and other intangible assets, net	—	160,047
Operating lease right-of-use assets	41,001	472,774
Other assets	5,022	33,299
Valuation allowance on business in Brazil(3)	(30,178)	(33,702)
Current assets of discontinued operations on Consolidated Balance Sheets	$141,712	$1,176,036

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$34,490	$235,215
Operating lease liabilities	44,297	485,535
Deferred revenue	1,073	17,804
Other liabilities	3,941	25,916
Valuation allowance on business in Brazil(3)	11,787	10,740
Current liabilities of discontinued operations on Consolidated Balance Sheets	$95,588	$775,210
(1)As of March 31, 2025, the balances consisted of assets and liabilities of the Company’s businesses in Spain and Brazil, which remain held for sale.
(2)As of December 31, 2024, the balances included assets and liabilities related to the Company’s businesses in Spain and Brazil, as well as its former businesses in the Europe-North segment and in Mexico, Peru and Chile. As previously described, the Company’s Europe-North segment businesses and its businesses in Mexico, Peru and Chile were sold in the first quarter of 2025.
(3)The valuation allowance on the business in Brazil represents the cumulative loss recorded to reduce the carrying value of the business to fair value, less costs to sell. The valuation allowance includes a contra-asset recorded up to the carrying value of the business’s assets, with the remainder recognized as a liability.
Letters of Credit and Guarantees
As of December 31, 2024, the Company had an outstanding letter of credit for $20.2 million related to its former business in France. This letter of credit was canceled in March 2025, and the Company was released from any payment obligation.
As of March 31, 2025, the Company had an outstanding $6.3 million letter of credit related to its business in Spain, which will remain in effect until the letter of credit expires in July 2025 or until the business is sold, whichever occurs first. As of March 31, 2025, the Company also had outstanding bank guarantees of $8.5 million related to its business in Spain, which were supported by $0.7 million of cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income (Loss) from Discontinued Operations
The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Income (Loss):

	Three Months Ended
(In thousands)	March 31,
	2025(1)	2024(1)
Revenue	$173,926	$177,393
Expenses:
Direct operating expenses(2)	129,822	125,316
Selling, general and administrative expenses(2)	36,703	36,217
Corporate expenses(2)	9,171	10,327
Depreciation and amortization	—	12,238
Interest expense, net(3)	7,360	5,960
Other expense, net(4),(5)	11,037	7,099
Loss from discontinued operations before gains on sold or held-for-sale businesses and/or income taxes	(20,167)	(19,764)
Gains on sold or held-for-sale businesses(6)	139,614	—
Income tax expense attributable to discontinued operations	(932)	(95)
Income (loss) from discontinued operations, net of income taxes	$118,515	$(19,859)
(1)Discontinued operations for the three months ended March 31, 2025 and 2024 include results from the Company’s businesses in Spain and Brazil, its former Europe-North segment businesses through their date of sale (March 31, 2025), and its former Latin American businesses in Mexico, Peru and Chile through their date of sale (February 5, 2025).
(2)Excludes depreciation and amortization.
(3)Interest expense primarily relates to the $375.0 million aggregate principal balance of outstanding debt issued by CCIBV. On March 22, 2024, CCIBV entered into the CCIBV Term Loan Facility and used the proceeds to redeem all of the outstanding 6.625% Senior Secured Notes Due 2025 (the “CCIBV Senior Secured Notes”).
(4)Other expense, net, for the three months ended March 31, 2025 includes a $5.4 million loss on debt extinguishment related to the prepayment of the CCIBV Term Loan Facility, as described in Note 5 to these Condensed Consolidated Financial Statements. The remaining expense primarily reflects a net foreign currency transaction loss from intercompany notes denominated in a currency other than the functional currency.
(5)Other expense, net, for the three months ended March 31, 2024, includes a $2.4 million loss on extinguishment of debt and $2.0 million in debt modification expense related to the issuance of the CCIBV Term Loan Facility and associated repayment of the CCIBV Senior Secured Notes, as described in note (3) to this table. The remaining expense primarily reflects transaction costs associated with international sales processes, partially offset by a net foreign currency transaction gain from intercompany notes denominated in a currency other than the functional currency.
(6)For the three months ended March 31, 2025, the Company recognized gains of $70.7 million from the sale of its former businesses in Mexico, Peru and Chile, $66.5 million from the sale of its former Europe-North segment businesses, and a $2.5 million adjustment to reduce the $44.4 million loss previously recognized in the fourth quarter of 2024 related to its business in Brazil.
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations:

	Three Months Ended
(In thousands)	March 31,
	2025	2024
Capital expenditures(1)	$12,295	$14,900
(1)In addition to capital expenditures paid during the period, the Company had accrued but unpaid capital expenditures for discontinued operations of $1.6 million and $6.6 million as of March 31, 2025 and 2024, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 – SEGMENT DATA
The Company operates two reportable segments, which it believes best reflect how the Company is currently managed: America and Airports, with remaining operations in Singapore reported as “Other.” The America segment serves markets across the U.S., while the Airports segment offers out-of-home advertising at airports in the U.S. and the Caribbean.
Segment Adjusted EBITDA is the profitability metric reported to the Company’s chief operating decision maker (“CODM”). It is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs. Restructuring and other costs include costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs.
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for the three months ended March 31, 2025 and 2024. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Three Months Ended March 31,
	2025	2024
America
Revenue	$254,193	$249,777
Site lease expense(1)	88,335	82,848
Employee compensation costs(2)	42,034	40,703
Other segment expenses(3)	35,953	30,762
Segment Adjusted EBITDA	$87,871	$95,464
Capital expenditures	$9,819	$8,823

Airports
Revenue	$79,983	$76,926
Site lease expense(1)	51,238	44,013
Employee compensation costs(2)	7,419	7,044
Other segment expenses(3)	7,013	6,787
Segment Adjusted EBITDA	$14,313	$19,082
Capital expenditures	$2,234	$1,639
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
(3)Other segment expenses consist of expenses within “Direct operating expenses” and “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), excluding site lease expense, employee compensation costs, and restructuring and other costs (as previously defined). Specifically, other segment expenses include production, installation and maintenance costs related to the printing, transporting, posting and maintaining of advertising copy; costs to operate out-of-home displays, including electricity, repair and maintenance costs; and other general operating expenses, such as marketing, facilities and information technology costs.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Three Months Ended March 31,
	2025	2024
Revenue
America	$254,193	$249,777
Airports	79,983	76,926
Other	4	137
Total	$334,180	$326,840

Segment Adjusted EBITDA
America	$87,871	$95,464
Airports	14,313	19,082
Other	(190)	(406)
Total	$101,994	$114,140

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$101,994	$114,140
Less reconciling items:
Corporate expenses(1)	19,780	29,874
Restructuring and other costs(2)	5	1,626
Depreciation and amortization	43,004	42,052
Other operating income, net	(5,785)	(3,297)
Interest expense, net	99,361	101,695
Loss on extinguishment of debt	—	2,393
Other (income) expense, net	(249)	8,849
Loss from continuing operations before income taxes	$(54,122)	$(69,052)

Capital Expenditures(3)
America	$9,819	$8,823
Airports	2,234	1,639
Other	12	10
Corporate	1,166	832
Total	$13,231	$11,304
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
(2)Restructuring and other costs presented in this table exclude those costs related to corporate functions, which are included within the “Corporate expenses” line item.
(3)In addition to capital expenditures paid during the period, the Company had accrued but unpaid capital expenditures for continuing operations of $3.4 million and $3.8 million as of March 31, 2025 and 2024, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – REVENUE
The Company generates revenue primarily from the sale of advertising on printed and digital out-of-home advertising displays. Certain revenue transactions are considered leases for accounting purposes, as they grant customers the right to control the use of the Company’s advertising displays for a specified period. Revenue from leases is accounted for under Accounting Standards Codification (“ASC”) 842, and revenue from remaining transactions is accounted for as revenue from contracts with customers under ASC 606.
The following table presents revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three months ended March 31, 2025 and 2024:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended March 31, 2025
U.S.(1)	$208,208	$125,968	$334,176
Singapore	4	—	4
Total	$208,212	$125,968	$334,180

Three Months Ended March 31, 2024
U.S.(1)	$184,432	$142,271	$326,703
Singapore	137	—	137
Total	$184,569	$142,271	$326,840
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2025 and December 31, 2024 consisted of the following:

(In thousands)	Maturity	March 31, 2025	December 31, 2024
Receivables-Based Credit Facility	August 2026	$—	$—
Revolving Credit Facility	August 2026	—	—
Term Loan Facility	August 2028	425,000	425,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes	August 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes	September 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes	April 2030	865,000	865,000
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	995,000	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	1,040,000	1,040,000
Clear Channel International B.V. Term Loan Facility(1)		—	375,000
Finance leases		3,857	3,974
Original issue discount		(4,527)	(7,313)
Long-term debt fees		(30,996)	(36,356)
Total debt		5,293,334	5,660,305
Less: Current portion		303	348
Total long-term debt		$5,293,031	$5,659,957
(1)On March 31, 2025, the Company used a portion of the net proceeds from the sale of its Europe-North segment businesses (as described in Note 2) to fully prepay the $375.0 million aggregate principal amount of CCIBV term loans and $11.9 million of accrued interest. As a result, the Company recognized a loss on debt extinguishment of $5.4 million, which is reported in discontinued operations as described in Note 2. Upon repayment, CCIBV and the guarantors under the credit agreement that governed the CCIBV Term Loan Facility, and all collateral granted as security thereunder, were released, and the credit agreement was terminated.
The aggregate market value of the Company’s debt, based on market prices for which quotes were available, was approximately $5.0 billion and $5.5 billion as of March 31, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of March 31, 2025, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of March 31, 2025, the Company had $23.0 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $92.8 million of remaining excess availability, and $68.8 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $73.5 million of excess availability. Additionally, as of March 31, 2025, the Company had $43.5 million and $13.1 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $2.1 million of cash collateral.
A portion of these letters of credit and guarantees at March 31, 2025 related to discontinued operations that were held for sale as of this date. Please refer to Note 2 for additional information.
Subsequent Events
In April 2025, the Company repurchased $54.0 million principal amount of its 7.750% Senior Notes due 2028 and $65.8 million principal amount of its 7.500% Senior Notes due 2029 in the open market at a discount, for a total cash payment of $99.5 million, excluding accrued interest and related fees. The repurchased notes are currently held by the Company and have not been canceled. As a result of these transactions, the Company expects to recognize a gain on extinguishment of debt in the second quarter of 2025.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business. As required, the Company has accrued estimates for the probable costs of resolving those claims for which loss is deemed probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of its litigation arises in the following contexts: commercial disputes, employment and benefits-related claims, land use and zoning disputes, governmental fines, intellectual property claims, personal injury claims and tax disputes.
NOTE 7 – INCOME TAXES
Income Tax Expense Attributable to Continuing Operations
The Company’s income tax expense attributable to continuing operations for the three months ended March 31, 2025 and 2024 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2025	2024
Current tax expense attributable to continuing operations	$(1,216)	$(493)
Deferred tax benefit attributable to continuing operations	36	321
Income tax expense attributable to continuing operations	$(1,180)	$(172)
The effective tax rates for continuing operations for the three months ended March 31, 2025 and 2024 were (2.2)% and (0.2)%, respectively. These rates were primarily impacted by the valuation allowance recorded against current-period deferred tax assets, mainly related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following asset classes as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Structures	$1,851,683	$1,847,953
Land, buildings and improvements	127,618	130,325
Furniture and other equipment	97,923	96,500
Construction in progress	30,156	31,682
Property, plant and equipment, gross	2,107,380	2,106,460
Less: Accumulated depreciation	(1,640,323)	(1,626,473)
Property, plant and equipment, net	$467,057	$479,987

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$758,482	$(161,512)	$758,482	$(145,177)
Permanent easements	165,867	—	165,031	—
Trademarks	83,569	(49,612)	83,569	(47,533)
Transit, street furniture and other outdoor contractual rights	206,283	(190,174)	206,283	(188,885)
Total intangible assets	$1,214,201	$(401,298)	$1,213,365	$(381,595)
Goodwill
The following table presents the goodwill balance for the Company’s segments as of March 31, 2025. There were no changes to the balances during the three months ended March 31, 2025.

(In thousands)	America(1)	Airports	Consolidated
Balance as of March 31, 2025	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – NET INCOME (LOSS) PER SHARE
The following table presents the computation of net income (loss) per share for the three months ended March 31, 2025 and 2024:

(In thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Numerators:
Loss from continuing operations	$(55,302)	$(69,224)
Less: Net income from continuing operations attributable to noncontrolling interests	670	558
Net loss from continuing operations attributable to the Company	(55,972)	(69,782)
Income (loss) from discontinued operations	118,515	(19,859)
Less: Net income from discontinued operations attributable to noncontrolling interests	34	26
Net income (loss) from discontinued operations attributable to the Company	118,481	(19,885)
Net income (loss) attributable to the Company	$62,509	$(89,667)

Denominators:
Weighted average common shares outstanding – Basic	490,332	483,720
Weighted average common shares outstanding – Diluted	490,332	483,720

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.11)	$(0.14)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.24	(0.04)
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted(1)	$0.13	$(0.19)
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
Outstanding equity awards equivalent to 27.4 million and 24.6 million shares for the three months ended March 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents in the Balance Sheets	$395,809	$109,707
Cash and cash equivalents included in Current assets of discontinued operations	5,477	54,595
Restricted cash included in:
Other current assets	2,096	1,116
Current assets of discontinued operations	855	6,654
Other assets	1,435	—
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$405,672	$172,072

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable
The following table presents the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$305,901	$355,622
Less: Allowance for credit losses	(11,912)	(11,526)
Accounts receivable, net	$293,989	$344,096
Credit loss expense (reversal), recognized within “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), related to accounts receivable of continuing operations was $0.7 million and $(1.2) million for the three months ended March 31, 2025 and 2024, respectively.
Accrued Expenses
The following table presents the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2025	December 31, 2024
Accrued rent	$38,006	$54,785
Accrued employee compensation and benefits	17,121	41,723
Accrued taxes	15,417	14,711
Accrued other(1)	78,480	52,396
Total accrued expenses	$149,024	$163,615
(1)As of March 31, 2025, accrued other expenses include $19.5 million in unpaid transaction costs related to the international business sales completed in the first quarter of 2025, as described in Note 2.
Share-Based Compensation
Share-based compensation expense for continuing operations, recognized within “Corporate expenses” on the Consolidated Statements of Income (Loss), was $5.4 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.
Other Operating Income, Net
Other operating income, net, includes net gains from the sale or disposal of operating assets of $6.6 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. These gains are partially offset by transaction costs associated with structural initiatives and financial advisory services, totaling $0.6 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, and other miscellaneous fees.
Other Income (Expense), Net
For the three months ended March 31, 2024, other expense, net, included $9.8 million of debt modification costs related to the issuance of the 7.875% Senior Secured Notes Due 2030 (the “CCOH 7.875% Senior Secured Notes”) and the associated prepayment and refinancing of the Term Loan Facility, further described in the Company’s 2024 Annual Report on Form 10-K.
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three months ended March 31, 2025 and 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Company’s 2024 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
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
OVERVIEW
Description of Our Business, Segments and Discontinued Operations
We generate revenue by selling advertising on the out-of-home displays we own or operate, including roadside billboards, street furniture and airport displays, using both digital and printed formats. We operate two reportable business segments: America (U.S. operations excluding airports) and Airports (U.S. and Caribbean airport operations), with our remaining operations in Singapore reported as “Other.”
As noted in our 2024 Annual Report on Form 10-K, we classified our Europe-North segment and our Latin American businesses as discontinued operations as of December 31, 2024, in addition to our business in Spain, which we classified as discontinued operations in 2023. Accordingly, these businesses are reported as discontinued operations in the financial statements included in this Quarterly Report on Form 10-Q for all periods presented, resulting in changes in the presentation of certain prior period amounts.
International Sales Processes, Dispositions and Use of Proceeds
On February 5, 2025, we sold our businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction for an aggregate purchase price of $34.0 million, subject to certain customary adjustments.
On March 31, 2025, we sold our Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for an aggregate purchase price of $625.0 million, subject to certain customary adjustments. Also on March 31, 2025, we used a portion of the net proceeds to fully prepay the outstanding CCIBV Term Loan Facility in the principal amount of $375.0 million, along with accrued interest. We expect to prioritize using the remaining net proceeds or cash on hand to retire the most advantageous debt in our capital structure, as permitted under our debt agreements.
The sales processes for our remaining discontinued operations in Spain and Brazil are ongoing. While we cannot guarantee the completion of any transaction, we currently expect the sales to occur within the next year, subject to the satisfaction of regulatory approvals and other closing conditions, if applicable.
Debt Repurchase Activity
In April 2025, we repurchased $119.8 million principal amount of our outstanding Senior Notes in the open market at a discount, for a total cash payment of $99.5 million, excluding accrued interest and related fees. The repurchased notes are currently held by the Company and have not been canceled.
Macroeconomic Trends, Uncertainties and Seasonality
As discussed in our 2024 Annual Report on Form 10-K, the U.S. economy continues to be affected by inflation and elevated interest rates, which have impacted our cost structure. In addition, the global trade environment is rapidly evolving. Recent U.S. tariff announcements, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions have increased market volatility and may raise future costs for materials, components and digital displays. Inflationary pressures and economic volatility may also influence consumer behavior and could result in reduced advertising spend.

While we have supply chain risk mitigation strategies in place, including locked-in pricing agreements with key suppliers that limit our short-term exposure to price fluctuations, the long-term effects of shifting global trade policies and U.S. trade relations remain highly uncertain, and there is no assurance that our mitigation strategies will be successful. We are actively monitoring these risks and will adjust our strategies as needed in response to evolving conditions.
Additionally, due to the seasonality of our business, results for this interim period are not necessarily indicative of expected performance for the full year. Historically, our business experiences the weakest revenue and Segment Adjusted EBITDA performance in the first quarter, with the strongest performance typically occurring in the fourth quarter due to seasonal trends in advertising spend.
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
•Corporate expenses, depreciation and amortization, other operating income and expense, non-operating income and expenses, and income taxes are managed on a total company basis and are therefore only included in our discussion of consolidated results of continuing operations.
•Results of discontinued operations are presented and discussed below separately from results of continuing operations.
Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$334,180	$326,840	2.2%
Operating expenses:
Direct operating expenses(1)	168,529	155,054	8.7%
Selling, general and administrative expenses(1)	63,662	59,272	7.4%
Corporate expenses(1)	19,780	29,874	(33.8)%
Depreciation and amortization	43,004	42,052	2.3%
Other operating income, net	(5,785)	(3,297)
Operating income	44,990	43,885
Interest expense, net	(99,361)	(101,695)
Loss on extinguishment of debt	—	(2,393)
Other income (expense), net	249	(8,849)
Loss from continuing operations before income taxes	(54,122)	(69,052)
Income tax expense attributable to continuing operations	(1,180)	(172)
Loss from continuing operations	(55,302)	(69,224)
Income (loss) from discontinued operations	118,515	(19,859)
Consolidated net income (loss)	63,213	(89,083)
Less: Net income attributable to noncontrolling interests	704	584
Net income (loss) attributable to the Company	$62,509	$(89,667)
(1)Excludes depreciation and amortization
Consolidated Revenue
Consolidated revenue increased by $7.3 million, or 2.2%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by the new roadside billboard contract with the Metropolitan Transportation Authority (“MTA”) in the America segment and higher national advertising demand in the Airports segment.

Overall, consolidated revenue growth was attributable to an increase in digital revenue, partially offset by a decline in print revenue. The table below provides additional information about consolidated digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Digital revenue	$138,881	$126,829	9.5%
Percent of total consolidated revenue	41.6%	38.8%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased by $13.5 million, or 8.7%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by higher site lease expense, mainly due to the new MTA contract in the America segment, as well as reduced rent abatements and revenue growth in the Airports segment.
The table below provides additional information about certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Site lease expense	$139,573	$126,861	10.0%
Reductions of rent expense on lease and non-lease contracts from rent abatements	299	4,814	(93.8)%
Restructuring and other costs	5	634	(99.2)%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased by $4.4 million, or 7.4%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was mainly driven by higher credit loss expense and increased employee compensation.
These increases were partially offset by lower restructuring and other costs. Expenses incurred in the prior-year period included, among other items, costs related to the Company’s decision to reduce the scale of its business in Singapore. The table below provides additional detail on restructuring and other costs included within SG&A expenses:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Restructuring and other costs	$—	$992	(100.0)%
Corporate Expenses
Corporate expenses decreased by $10.1 million, or 33.8%, during the three months ended March 31, 2025 compared to the same period in 2024. This decrease was primarily driven by $9.9 million in insurance proceeds received during the three months ended March 31, 2025, related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter. These proceeds are reflected in “Restructuring and other costs (reversals)” in the table below.
The table below provides additional information about certain drivers of corporate expenses:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Share-based compensation expense(1)	$5,424	$4,594	18.1%
Restructuring and other costs (reversals)(2)	(8,381)	1,758	NM
(1)Excludes share-based compensation expense for employees of discontinued operations.
(2)Percentage changes that are so large as to not be meaningful have been designated as “NM.”

Depreciation and Amortization
Depreciation and amortization increased by $1.0 million, or 2.3%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by higher estimated costs for asset retirement obligations, which are capitalized and depreciated over the asset’s useful life.
Other Operating Income, Net
Other operating income, net, of $5.8 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively, primarily reflects net gains from the disposition of operating assets. These gains were partially offset by transaction costs associated with structural initiatives and financial advisory services, which totaled $0.6 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.
Interest Expense, Net
Interest expense, net, decreased by $2.3 million during the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by the impact of lower average interest rates on our Term Loan Facility.
Loss on Extinguishment of Debt
During the three months ended March 31, 2024, we recognized a loss of $2.4 million on extinguishment of debt related to the prepayment and amendment of the Term Loan Facility. There was no extinguishment of debt related to continuing operations during the three months ended March 31, 2025.
Other Income (Expense), Net
Other income, net, was $0.2 million for the three months ended March 31, 2025. Other expense, net, of $8.8 million for the three months ended March 31, 2024 was primarily driven by $9.8 million of debt modification expense related to the issuance of the CCOH 7.875% Senior Secured Notes and the associated prepayment and refinancing of the Term Loan Facility.
Income Tax Expense Attributable to Continuing Operations
The effective tax rates for continuing operations for the three months ended March 31, 2025 and 2024 were (2.2)% and (0.2)%, respectively. These rates were primarily impacted by the valuation allowance recorded against current-period deferred tax assets, mainly related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$254,193	$249,777	1.8%
Direct operating expenses(1)	112,420	105,382	6.7%
SG&A expenses(1)	53,907	49,302	9.3%
Segment Adjusted EBITDA	87,871	95,464	(8.0)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $4.4 million, or 1.8%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by the new MTA contract.
By format, the increase was attributable to growth in digital revenue, driven by the new MTA contract and the deployment of new digital billboards. The table below provides additional information about America digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Digital revenue	$89,624	$84,219	6.4%
Percent of total segment revenue	35.3%	33.7%

By sales channel, the increase was primarily driven by local sales, reflecting continued strength in local advertising demand across various markets. National sales accounted for 34.3% and 34.5% of America revenue for the three months ended March 31, 2025 and 2024, respectively, with the remainder derived from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $7.0 million, or 6.7%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was driven by costs associated with the new MTA contract, most significantly site lease expense.
The table below provides information about America site lease expense:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Site lease expense	$88,335	$82,848	6.6%
America SG&A Expenses
America SG&A expenses increased by $4.6 million, or 9.3%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was mainly driven by higher credit loss expense, largely due to a favorable adjustment recorded in the prior-year period, and increased employee compensation resulting from a larger sales headcount and pay increases.
Airports Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Revenue	$79,983	$76,926	4.0%
Direct operating expenses(1)	56,109	49,067	14.4%
SG&A expenses(1)	9,561	8,873	7.8%
Segment Adjusted EBITDA	14,313	19,082	(25.0)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased by $3.1 million, or 4.0%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase was driven by strong national advertising demand, most notably at Louis Armstrong New Orleans International Airport, which benefited from Super Bowl LIX.
Overall, strong growth in digital revenue was partially offset by a decline in print revenue. The table below provides additional information about Airports digital revenue:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Digital revenue	$49,257	$42,610	15.6%
Percent of total segment revenue	61.6%	55.4%
National sales accounted for 64.6% and 55.2% of Airports revenue for the three months ended March 31, 2025 and 2024, respectively, with the remainder derived from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $7.0 million, or 14.4%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was driven by higher site lease expense, primarily due to lower rent abatements and revenue growth.

The table below provides additional information about Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended March 31,		%
	2025	2024	Change
Site lease expense	$51,238	$44,013	16.4%
Reductions of rent expense on lease and non-lease contracts from rent abatements	299	4,799	(93.8)%
Airports SG&A Expenses
Airports SG&A expenses increased by $0.7 million, or 7.8%, during the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by higher payment processing fees, employee compensation and credit loss expense.
Income (Loss) from Discontinued Operations
Discontinued operations for the three months ended March 31, 2025 and 2024 reflect the results of our businesses in Spain, Europe-North and Latin America through their respective dates of sale, where applicable.
Income from discontinued operations was $118.5 million for the three months ended March 31, 2025, compared to a loss of $19.9 million for the same period in 2024. The current-period income was primarily driven by a gain of $139.6 million primarily related to the sales of our businesses in Mexico, Peru and Chile and our former Europe-North segment businesses.
Revenue from discontinued operations declined compared to the prior-year period primarily due to the sale of our businesses in Mexico, Chile and Peru on February 5, 2025. Operating expenses increased, driven by higher employee compensation, site lease and other rental costs in our European businesses. However, these increases were more than offset by lower depreciation and amortization expense, which ceased following the classification of these businesses as held-for-sale.
Income (loss) from discontinued operations also includes expenses related to CCIBV’s debt, including interest expense. In March 2024, CCIBV entered into the CCIBV Term Loan Facility and used the proceeds therefrom to fully redeem the CCIBV Senior Secured Notes, resulting in $4.4 million of debt extinguishment and modification costs. In March 2025, the CCIBV Term Loan Facility was repaid in full, resulting in a $5.4 million loss on extinguishment of debt.
Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further detail.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements include working capital to support business operations, capital expenditures and debt service obligations. We typically meet these needs through cash on hand, internally-generated cash flow from operations and, when necessary, borrowings under our credit facilities. In the first quarter of 2025, we also received cash proceeds from the sales of our former Europe-North segment businesses and certain of our Latin American businesses. We believe our existing sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months.
Long-Term Liquidity
Our long-term cash requirements will depend on many factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities. Additionally, we have long-term cash requirements related to the repayment of our outstanding debt, which is scheduled to mature over the next five years. We believe our sources of funds will be adequate to meet our cash requirements in the long-term.
However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by events beyond our control, including macro-economic conditions, interest rates, inflation, increased tariffs, retaliatory trade policies, volatility in the global trade markets, and geopolitical events such as the ongoing conflicts in Ukraine and the Middle East. Furthermore, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.

We regularly consider and discuss potential financing alternatives with our lenders and other parties. In the future, we may seek supplemental liquidity through additional financing from banks or other lenders; offerings of public or private debt, equity or equity-linked securities; strategic partnerships; or a combination thereof. In addition, from time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or refinance our indebtedness. However, there is no assurance that we will be able to secure financing alternatives, complete liquidity-generating transactions or refinance debt in sufficient amounts or on terms acceptable to us in the future, due to market conditions, our financial condition, our liquidity constraints, or other factors that may be beyond our control. Even if financing alternatives are available, we may not find them suitable or offered at reasonable interest rates, and the terms of our existing or future debt agreements may limit our ability to secure financing on terms that are available to us at that time or at all.
If we cannot generate sufficient cash from operations or secure sources of supplemental liquidity as needed, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and ability to meet our obligations.
We have repurchased, and may in the future repurchase from time to time as part of various financing and investment strategies, outstanding notes in open market purchases, privately negotiated transactions, or otherwise. In April 2025, we repurchased $119.8 million principal amount of our outstanding Senior Notes in the open market at a discount, for a total cash payment of $99.5 million, excluding accrued interest and related fees. Repurchases could materially impact our liquidity, results of operations or leverage ratios, which could affect our ability to comply with the covenants contained in our debt agreements. Any future decision to repurchase will depend on factors such as prevailing market conditions, our liquidity requirements and contractual restrictions, and the amounts involved may be material.
Cash Requirements
Working Capital Needs
We utilize working capital to fund our operations and meet certain contractual obligations, including commitments under site leases and other non-cancelable contracts.
A significant cash requirement is site lease expenses, which include payments for land or space used by our advertising displays. These costs consist of both minimum guaranteed payments and revenue-sharing arrangements under lease and non-lease contracts. For the three months ended March 31, 2025 and 2024, we incurred site lease expenses for continuing operations of $139.6 million and $126.9 million, respectively, which are included in “Direct operating expenses” on our Consolidated Statements of Income (Loss). During the three months ended March 31, 2024, we received rent abatements of $4.8 million. Rent abatements were immaterial for the three months ended March 31, 2025 and are not expected to continue.
Capital Expenditures and Acquisitions
We made the following capital expenditures during the three months ended March 31, 2025 and 2024:

(In thousands)	Three Months Ended March 31,
	2025	2024
America	$9,819	$8,823
Airports	2,234	1,639
Other	12	10
Corporate	1,166	832
Capital expenditures for continuing operations	13,231	11,304
Capital expenditures for discontinued operations	12,295	14,900
Total capital expenditures(1),(2)	$25,526	$26,204
(1)As of March 31, 2025 and 2024, we had accrued but unpaid capital expenditures for continuing operations of $3.4 million and $3.8 million, respectively. For discontinued operations, accrued but unpaid capital expenditures were $1.6 million and $6.6 million, respectively.
(2)Excludes asset acquisitions.
During the three months ended March 31, 2024, we acquired out-of-home advertising assets, primarily permits and digital billboard structures, in our America segment for cash consideration of $8.6 million. No asset acquisitions were made during the three months ended March 31, 2025.

Debt Activity and Service Obligations
Debt Activity
In March 2024, we issued $865.0 million aggregate principal amount of CCOH 7.875% Senior Secured Notes and used a portion of the proceeds therefrom to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, we amended the Senior Secured Credit Agreement to refinance the remaining $425.0 million balance of the Term Loan Facility and extend its maturity date, subject to certain conditions. The refinanced term loans were issued at a 1% discount, and proceeds, along with cash on hand, were used to pay off the original term loans and $14.9 million of accrued interest. Additionally, we paid a total of $15.4 million in related transaction fees and expenses, including $12.5 million paid in the three months ended March 31, 2024.
In March 2024, CCIBV entered into the CCIBV Term Loan Facility, totaling an aggregate principal amount of $375.0 million. The term loans were issued at a 1% discount, and proceeds, along with cash on hand, were used to redeem the $375.0 million CCIBV Senior Secured Notes and pay $11.8 million of accrued interest. Additionally, we paid a total of $5.8 million in related transaction fees, including $3.9 million and $0.4 million paid in the three months ended March 31, 2024 and 2025, respectively.
On March 31, 2025, we used a portion of the net proceeds from the sale of our Europe-North segment businesses to fully prepay the $375.0 million aggregate principal amount of the CCIBV Term Loan Facility and $11.9 million of accrued interest. Upon repayment, CCIBV and the guarantors under the related credit agreement, and all collateral granted as security thereunder, were released, and the credit agreement was terminated. We expect to prioritize using the remaining net proceeds or cash on hand to retire the most advantageous debt in our capital structure, as permitted under our debt agreements.
At our discretion, we may redeem or repurchase portions of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. In April 2025, we repurchased $54.0 million principal amount of our 7.750% Senior Notes due 2028 and $65.8 million principal amount of our 7.500% Senior Notes due 2029 in the open market at a discount, for a total cash payment of $99.5 million, excluding accrued interest and related fees. The repurchased notes are currently held by the Company and have not been canceled.
Debt Service Obligations
During the three months ended March 31, 2025 and 2024, we paid interest of $89.0 million and $127.1 million, respectively. The higher interest payments in the first quarter of 2024 were primarily due to timing—interest on the Term Loan Facility is paid each quarter, while interest on the CCOH 7.875% Senior Secured Notes is paid semi-annually, with the first payment made in October 2024.
Following the prepayment of the CCIBV Term Loan Facility on March 31, 2025, and taking into account our April 2025 notes repurchases, we expect cash interest payments to be approximately $313 million for the remainder of 2025 and $381 million in 2026, assuming no further refinancings, new debt issuances or additional repurchases.
Our next debt maturity is in August 2027, when the $1.25 billion aggregate principal amount of our 5.125% Senior Secured Notes becomes due. As of March 31, 2025, we were in compliance with all of the covenants in our debt agreements.
For additional details on our long-term debt, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Sources of Capital and Liquidity
Cash On Hand
As of March 31, 2025, we had $401.3 million of cash and cash equivalents, including $5.5 million held by discontinued operations (Spain and Brazil) and $2.9 million held by continuing operations subsidiaries outside the U.S., primarily in the Caribbean. At present, any remaining excess foreign cash could be repatriated with minimal U.S. tax consequences, and dividend distributions from international subsidiaries are not expected to trigger U.S. federal income tax liability.
Cash Flow from Operations
During the three months ended March 31, 2025, net cash provided by operating activities was $14.9 million, compared to a net cash outflow of $34.8 million during the same period in 2024. The primary driver of the operating cash outflow in the first quarter of 2024 was cash paid for interest, which exceeded other operating net cash inflows due to the timing of interest payments on debt transactions, as previously discussed. The $38.1 million decrease in cash paid for interest during the first quarter of 2025 contributed to the improvement in cash flow from operations. Additionally, during the three months ended March 31, 2025, we received $9.9 million in insurance proceeds related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter.

Dispositions
During the three months ended March 31, 2025, we received net cash proceeds of $609.3 million from the sale of businesses, net of direct transaction costs paid and cash sold with the businesses. This includes $16.0 million from the sale of our businesses in Mexico, Peru and Chile, and $593.3 million from the sale of the businesses constituting our Europe-North segment, prior to the prepayment of the CCIBV Term Loan Facility and related accrued interest. As previously disclosed, we expect to prioritize using the remaining net proceeds or cash on hand to retire the most advantageous debt in our capital structure, as permitted under our debt agreements.
Additionally, during the three months ended March 31, 2025 and 2024, we received cash proceeds from asset dispositions of $8.0 million and $7.7 million, respectively.
Credit Facilities
We have access to a Revolving Credit Facility and Receivables-Based Credit Facility, each including sub-facilities for letters of credit and short-term borrowings, both maturing on August 23, 2026. The table below presents our borrowings and excess availability under these credit facilities as of March 31, 2025:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$115.8	$142.3	$258.1
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	23.0	68.8	91.8
Excess availability(3)	$92.8	$73.5	$166.3
(1)The maximum borrowing limit under the Receivables-Based Credit Facility is $175.0 million, capped by a borrowing base that fluctuates based on our accounts receivable balance, as calculated under the Receivables-Based Credit Agreement.
(2)As of March 31, 2025, letters of credit outstanding under the Receivables-Based Credit Facility included a $6.3 million letter of credit related to our business in Spain.
(3)Due to rounding, totals may not sum exactly as presented.
Senior Secured Credit Agreement Financial Covenant
The Senior Secured Credit Agreement includes a springing financial covenant that applies solely to the Revolving Credit Facility if its balance exceeds $0 and undrawn letters of credit exceed $10 million. This covenant requires compliance with a first lien net leverage ratio of less than 7.10 to 1.00. As of March 31, 2025, our first lien net leverage ratio was 6.14 to 1.00, calculated by dividing first lien net debt by EBITDA (as defined in the Senior Secured Credit Agreement) for the preceding four quarters. First lien net debt and EBITDA are presented herein as they are key components of the first lien net leverage ratio calculation.
Under the Senior Secured Credit Agreement, the calculation of the first lien net leverage ratio excludes the impact of all businesses classified as discontinued operations, whether the sale is closed or pending. As a result, EBITDA from discontinued operations is not included in the calculation. However, the first lien net debt calculation does reflect the receipt of cash proceeds from the sales of our Europe-North segment businesses and certain Latin American businesses in the first quarter of 2025, net of the repayment of the CCIBV Term Loan Facility, but does not reflect any further intended use of those proceeds.

First Lien Debt
The following table presents the calculation of our first lien net debt as of March 31, 2025:

(In millions)	March 31, 2025
Receivables-Based Credit Facility	$—
Revolving Credit Facility	—
Term Loan Facility	425.0
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes Due 2028	750.0
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes Due 2030	865.0
Finance leases	3.9
Less: Cash and cash equivalents	(395.8)
First lien net debt(1)	$2,898.0
(1)Due to rounding, the total may not equal the sum of the above line items.
EBITDA
As defined in the Senior Secured Credit Agreement, our EBITDA for the preceding four quarters of $472.0 million is calculated as operating income from continuing operations, adjusted for depreciation, amortization, impairment charges, share-based compensation, and other unusual or nonrecurring gains or losses, charges or expenses, including restructuring, redundancy or severance expenses, one-time compensation charges, and various other items.
    The following table reconciles EBITDA to operating income from continuing operations and consolidated net cash provided by operating activities for the four quarters ended March 31, 2025:

Four Quarters Ended
(In millions)	March 31, 2025
EBITDA (as defined by the Senior Secured Credit Agreement)	$472.0
Depreciation and amortization, impairment charges and share-based compensation	(198.9)
Unusual or nonrecurring gains, losses, charges or expenses, including restructuring, redundancy or severance expenses and one-time compensation charges	(1.2)
Other items(1)	8.3
Operating income from continuing operations(2)	280.3
Interest expense, net; other income, net; and income tax benefit attributable to continuing operations	(390.1)
Income from discontinued operations	86.3
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Reconciling items for non-cash and non-operating activity(3)	431.7
Changes in operating assets and liabilities	(278.7)
Net cash provided by operating activities(2)	$129.5
(1)Primarily comprised of net gains from the disposition of operating assets and income attributable to noncontrolling interests, partially offset by interest income and transaction costs associated with structural initiatives and financial advisory services.
(2)Due to rounding, the total may not equal the sum of the above line items.
(3)Includes non-cash operating lease expense, depreciation and amortization, net gains on dispositions of businesses and operating assets, share-based compensation, amortization of deferred financing charges and note discounts, net foreign exchange transaction loss, credit loss expense, deferred taxes, loss on extinguishment of debt, and other reconciling items.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that impact the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities, in our financial statements. These estimates and judgments are based on historical experience and other assumptions believed to be reasonable under the circumstances. We regularly evaluate these estimates as they form the basis for judgments about the carrying values of assets and liabilities, and the reported amounts of revenue and expenses, that may not be readily apparent from other sources. For a detailed discussion of the critical accounting estimates, management's judgments and assumptions, and the potential effects if actual results differ from these assumptions, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: our guidance, outlook, long-term forecasts, goals or targets; our business plans and strategies and the expected benefits from business initiatives; the effects of tariffs and views on the macroeconomic environment; our expectations about the use of proceeds from, and benefits of, the sales of certain of our European and Latin American businesses, including corporate expense reduction and interest expense reduction; expectations regarding the sales of our businesses in Spain and Brazil; expectations about certain markets and potential improvements; industry and market trends; our ability to retain both new and existing customers; and our liquidity. These forward-looking statements, including expectations and projections about future matters, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that such statements involve numerous risks and uncertainties and are subject to variables that could impact our future performance. These statements are based on management’s views and assumptions at the time they are made and are not guarantees of future performance. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements.
A variety of factors could materially affect future outcomes, including, but not limited to: continued economic uncertainty, an economic slowdown or a recession, including as a result of increased and proposed tariffs, retaliatory trade regulations and policies, and uncertainty in the financial and capital markets; our ability to generate enough cash to service our debt obligations and fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings; the difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom; volatility of our stock price; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange, including the minimum bid price requirement; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; we face intense competition and our market share is subject to change; regulations and consumer concerns regarding privacy, digital services, data protection and artificial intelligence; breaches of our information security; changes in laws or regulations; failure to accurately estimate industry and Company forecasts and to maintain bookings; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations; the impact of the potential sales of our businesses in Spain and Brazil; the impact of the recent dispositions of certain of our businesses in Europe and Latin America, as well as other strategic transactions or acquisitions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; restrictions contained in our debt agreements that limit our flexibility in operating our business; challenges regarding our use of artificial intelligence to enhance operational efficiency and support decision-making across key areas of our business; the effect of credit ratings downgrades; our reliance on senior management and key personnel; continued scrutiny and shifting expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders; and other factors set forth in our SEC filings.
This list is not exhaustive and is intended for illustrative purposes only. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and inflation, and future fluctuations in these factors could affect our financial results. However, there have been no material changes in our market risk disclosures from those provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to Note 6 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Information regarding our risk factors is disclosed in Item 1A of our 2024 Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the period, we withheld shares of our common stock from employees to satisfy their tax withholding obligations related to the vesting of restricted stock units. These shares were withheld at fair market value on the vesting date and added back to treasury stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1+
Share Purchase Agreement, dated as of January 8, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited (incorporated by reference to Exhibit 2.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 10, 2025).

2.2*+
First Amendment to the Share Purchase Agreement, dated as of March 6, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited.

2.3*+
Second Amendment to the Share Purchase Agreement, dated as of March 31, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited.

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

31.1*
Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL).
__________________

*	Filed herewith.
**	Furnished herewith.
+
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

Date:	May 1, 2025	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer