Form 10-Q
period 2025-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2025-08-05
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	497,012,805

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$138,573	$109,707
Accounts receivable, net	330,518	344,096
Prepaid expenses	20,529	27,112
Other current assets	9,253	2,093
Current assets of discontinued operations	165,905	1,176,036
Total Current Assets	664,778	1,659,044
PROPERTY, PLANT AND EQUIPMENT
Structures, net	320,083	335,761
Other property, plant and equipment, net	137,331	144,226
INTANGIBLE ASSETS AND GOODWILL
Permits, net	580,635	613,305
Other intangible assets, net	212,572	218,465
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,322,819	1,315,529
Other assets	20,581	10,114
Total Assets	$3,766,618	$4,804,263
CURRENT LIABILITIES
Accounts payable	$40,267	$38,769
Accrued expenses	142,208	163,615
Current operating lease liabilities	131,499	132,877
Accrued interest	82,155	90,945
Deferred revenue	82,109	70,214
Current portion of long-term debt	286	348
Current liabilities of discontinued operations	99,468	775,210
Total Current Liabilities	577,992	1,271,978
NON-CURRENT LIABILITIES
Long-term debt	5,066,919	5,659,957
Non-current operating lease liabilities	1,231,981	1,229,345
Deferred tax liabilities, net	230,445	221,814
Other liabilities	61,485	60,952
Total Liabilities	7,168,822	8,444,046

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	8,749	11,669
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (512,958,744 shares issued as of June 30, 2025; 503,245,029 shares issued as of December 31, 2024)	5,130	5,032
Additional paid-in capital	3,600,443	3,589,930
Accumulated deficit	(6,888,100)	(6,960,129)
Accumulated other comprehensive loss	(97,717)	(257,837)
Treasury stock (16,070,555 shares held as of June 30, 2025; 14,038,477 shares held as of December 31, 2024)	(30,709)	(28,448)
Total Stockholders' Deficit	(3,402,204)	(3,639,783)
Total Liabilities and Stockholders' Deficit	$3,766,618	$4,804,263

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$402,808	$376,483	$736,988	$703,323
Operating expenses:
Direct operating expenses(1)	185,530	167,168	354,059	322,222
Selling, general and administrative expenses(1)	65,711	64,427	129,373	123,699
Corporate expenses(1)	31,123	34,047	50,903	63,921
Depreciation and amortization	43,335	42,501	86,339	84,553
Other operating income, net	(315)	(90)	(6,100)	(3,387)
Operating income	77,424	68,430	122,414	112,315
Interest expense, net	(96,026)	(100,120)	(195,387)	(201,815)
Gain (loss) on extinguishment of debt	28,796	—	28,796	(2,393)
Other income (expense), net	663	449	912	(8,400)
Income (loss) from continuing operations before income taxes	10,857	(31,241)	(43,265)	(100,293)
Income tax benefit (expense) attributable to continuing operations	(4,526)	5,827	(5,706)	5,655
Income (loss) from continuing operations	6,331	(25,414)	(48,971)	(94,638)
Income (loss) from discontinued operations	4,318	(13,220)	122,833	(33,079)
Consolidated net income (loss)	10,649	(38,634)	73,862	(127,717)
Less: Net income attributable to noncontrolling interests	1,129	536	1,833	1,120
Net income (loss) attributable to the Company	$9,520	$(39,170)	$72,029	$(128,837)

Net income (loss) attributable to the Company per share of common stock — Basic:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$0.01	$(0.05)	$(0.10)	$(0.20)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.01	(0.03)	0.25	(0.07)
Net income (loss) attributable to the Company per share of common stock — Basic(2)	$0.02	$(0.08)	$0.15	$(0.26)

Net income (loss) attributable to the Company per share of common stock — Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$0.01	$(0.05)	$(0.10)	$(0.20)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.01	(0.03)	0.25	(0.07)
Net income (loss) attributable to the Company per share of common stock — Diluted(2)	$0.02	$(0.08)	$0.15	$(0.26)
(1)Excludes depreciation and amortization.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to the Company	$9,520	$(39,170)	$72,029	$(128,837)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,596	(4,615)	31,252	(16,411)
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	—	—	128,890	—
Other comprehensive income (loss)	8,596	(4,615)	160,142	(16,411)
Comprehensive income (loss)	18,116	(43,785)	232,171	(145,248)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	18	—	22	(5)
Comprehensive income (loss) attributable to the Company	$18,098	$(43,785)	$232,149	$(145,243)
(1)Included in “Income from discontinued operations” on Consolidated Statement of Income.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended June 30, 2025
Balances at March 31, 2025	505,823,618	$12,225	$5,058	$3,595,340	$(6,897,620)	$(106,295)	$(29,432)	$(3,420,724)
Net income		1,129	—	—	9,520	—	—	10,649
Share-based compensation		—	—	7,326	—	—	—	7,326
Reissuance of treasury stock to settle share-based awards		—	—	(2,151)	—	—	2,151	—
Release of stock-based awards and exercise of stock options	7,135,126	—	72	(72)	—	—	(3,428)	(3,428)
Payments to noncontrolling interests, net		(4,623)	—	—	—	—	—	(4,623)
Foreign currency translation adjustments		18	—	—	—	8,578	—	8,596
Balances at June 30, 2025	512,958,744	$8,749	$5,130	$3,600,443	$(6,888,100)	$(97,717)	$(30,709)	$(3,402,204)

Three Months Ended June 30, 2024
Balances at March 31, 2024	494,764,888	$12,776	$4,948	$3,569,099	$(6,870,542)	$(239,135)	$(23,638)	$(3,546,492)
Net income (loss)		536	—	—	(39,170)	—	—	(38,634)
Share-based compensation		—	—	7,546	—	—	—	7,546
Release of stock-based awards and exercise of stock options	7,931,945	—	79	(79)	—	—	(4,629)	(4,629)
Payments to noncontrolling interests, net		(3,753)	—	—	—	—	—	(3,753)
Foreign currency translation adjustments		—	—	—	—	(4,615)	—	(4,615)
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)

	Six Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Six Months Ended June 30, 2025
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)
Net income		1,833	—	—	72,029	—	—	73,862
Share-based compensation		—	—	12,762	—	—	—	12,762
Reissuance of treasury stock to settle share-based awards		—	—	(2,151)	—	—	2,151	—
Release of stock-based awards and exercise of stock options	9,713,715	—	98	(98)	—	—	(4,412)	(4,412)
Payments to noncontrolling interests, net		(4,775)	—	—	—	—	—	(4,775)
Foreign currency translation adjustments		27	—	—	—	31,225	—	31,252
Disposition of businesses		(5)	—	—	—	128,895	—	128,890
Balances at June 30, 2025	512,958,744	$8,749	$5,130	$3,600,443	$(6,888,100)	$(97,717)	$(30,709)	$(3,402,204)

Six Months Ended June 30, 2024
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		1,120	—	—	(128,837)	—	—	(127,717)
Share-based compensation		—	—	12,845	—	—	—	12,845
Release of stock-based awards and exercise of stock options	8,635,785	—	86	(86)	—	—	(4,697)	(4,697)
Payments to noncontrolling interests, net		(3,854)	—	—	—	—	—	(3,854)
Foreign currency translation adjustments		(5)	—	—	—	(16,406)	—	(16,411)
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income (loss)	$73,862	$(127,717)
Reconciling items:
Non-cash operating lease expense (net of interest)	113,219	131,819
Depreciation, amortization and impairment	86,339	126,246
Gains on dispositions of businesses and/or operating assets, net	(144,276)	(6,197)
Share-based compensation	12,762	12,845
Amortization of deferred financing charges and note discounts	5,329	5,838
Foreign exchange transaction loss (gain)	4,550	(3,996)
Credit loss expense	1,606	164
Deferred taxes	9,537	(5,795)
(Gain) loss on extinguishment of debt, net, and debt modification expense	(23,396)	16,785
Other reconciling items, net	(1,103)	(796)
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	32,135	42,617
Decrease (increase) in prepaid expenses and other operating assets	(7,907)	3,160
Decrease in accounts payable and accrued expenses	(51,899)	(65,885)
Decrease in operating lease liabilities (cash payments, net of interest)	(124,080)	(141,260)
Decrease in accrued interest	(8,790)	(4,035)
Increase in deferred revenue	27,151	18,128
Decrease in other operating liabilities	(2,713)	(5,893)
Net cash provided by (used for) operating activities	2,326	(3,972)
Cash flows from investing activities:
Capital expenditures	(42,080)	(51,828)
Asset acquisitions	—	(8,813)
Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold	599,292	10,305
Other investing activities, net	74	(492)
Net cash provided by (used for) investing activities	557,286	(50,828)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,657,000
Payments on long-term debt	(574,673)	(1,635,270)
Debt issuance and modification costs	(1,421)	(18,890)
Taxes paid related to net share settlement of equity awards	(4,412)	(4,697)
Payments to noncontrolling interests, net	(4,775)	(3,854)
Net cash used for financing activities	(585,281)	(5,711)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,414	(2,093)
Net decrease in cash, cash equivalents and restricted cash	(21,255)	(62,604)
Cash, cash equivalents and restricted cash at beginning of period	172,072	260,541
Cash, cash equivalents and restricted cash at end of period	$150,817	$197,937
Supplemental disclosures:
Cash paid for interest	$210,220	$218,521
Cash paid for income taxes, net of refunds	$6,737	$9,896

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
In 2025, the Company sold, or entered into an agreement to sell, the following businesses, which were classified as discontinued operations as of December 31, 2024:
•On February 5, 2025, the Company sold its businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction for an aggregate purchase price of $34.0 million, subject to certain customary adjustments, resulting in a gain on sale of $69.5 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of June 30, 2025 were $12.6 million. Additionally, the Company is eligible for an additional $1.25 million earn-out, contingent upon the profitability of the sold businesses through December 31, 2026.
•On March 31, 2025, the Company sold its Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for an aggregate purchase price of $625.0 million, subject to certain customary adjustments, resulting in a gain on sale of $65.9 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of June 30, 2025 were $576.7 million. Also on March 31, 2025, the Company used a portion of the net proceeds from this sale to fully prepay the outstanding term loans (the “CCIBV Term Loan Facility”) of Clear Channel International B.V. (“CCIBV”), an indirect wholly-owned subsidiary of the Company, along with accrued interest. Refer to Note 5 for additional details.
•On May 6, 2025, the Company entered into a definitive agreement to sell its business in Brazil to Publibanca Brasil S.A., an affiliate of Eletromidia S.A., for a purchase price of approximately R$80 million (Brazilian reais), or approximately US$14.7 million based on the prevailing exchange rate as of June 30, 2025, subject to certain customary adjustments. The transaction is expected to close later in 2025, subject to the satisfaction of regulatory approval and other customary closing conditions. As of June 30, 2025, the Company had recorded a cumulative loss of $47.9 million to reduce the carrying value of the Brazil business to its estimated fair value less costs to sell.
Gains and losses related to these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Statements of Income (Loss), and net cash proceeds received are included in “Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold” within investing activities in the Consolidated Statement of Cash Flows.
As part of these sales, the Company has agreed to provide certain transitional services to the buyers pursuant to transitional services agreements. Income and expenses related to these services are presented as part of “Income (loss) from continuing operations” in the Consolidated Statements of Income (Loss).
The sales process for the Company’s remaining discontinued operations in Spain is ongoing. While the Company cannot guarantee the completion of any transaction, the sale is expected to occur within the next year, subject to the satisfaction of regulatory approval and other closing conditions, if applicable.

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

(In thousands)	June 30, 2025(1)	December 31, 2024(2)
Assets of discontinued operations:
Cash and cash equivalents	$8,487	$54,595
Accounts receivable, net	53,896	227,240
Prepaid expenses and other current assets	19,700	49,252
Property, plant and equipment, net	62,701	212,531
Goodwill and other intangible assets, net	—	160,047
Operating lease right-of-use assets	46,933	472,774
Other assets	4,747	33,299
Valuation allowance on business in Brazil(3)	(30,559)	(33,702)
Current assets of discontinued operations on Consolidated Balance Sheets	$165,905	$1,176,036

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$28,308	$235,215
Operating lease liabilities	50,161	485,535
Deferred revenue	1,172	17,804
Other liabilities	2,504	25,916
Valuation allowance on business in Brazil(3)	17,323	10,740
Current liabilities of discontinued operations on Consolidated Balance Sheets	$99,468	$775,210
(1)As of June 30, 2025, the balances consisted of assets and liabilities of the Company’s businesses in Spain and Brazil, which remain held for sale.
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
As of June 30, 2025, the Company had an outstanding $6.8 million letter of credit and $9.3 million in bank guarantees, both related to its business in Spain. The bank guarantees were supported by $0.7 million in cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income (Loss) from Discontinued Operations
The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Income (Loss):

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025(1)	2024(2)	2025(2)	2024(2)
Revenue	$42,579	$214,033	$216,505	$391,426
Expenses:
Direct operating expenses(3)	23,585	133,798	153,407	259,114
Selling, general and administrative expenses(3)	7,119	37,501	43,822	73,718
Corporate expenses(3)	1,050	10,809	10,221	21,136
Depreciation and amortization	—	11,382	—	23,620
Impairment charges(4)	—	18,073	—	18,073
Interest expense (income), net(5)	(137)	7,290	7,223	13,250
Other expense (income), net(6)	(3,505)	5,031	7,532	12,130
Income (loss) from discontinued operations before net gain (loss) on sold or held-for-sale businesses and/or income taxes	14,467	(9,851)	(5,700)	(29,615)
Gain (loss) on sold and held-for-sale businesses, net(7)	(7,641)	—	131,973	—
Income tax expense attributable to discontinued operations	(2,508)	(3,369)	(3,440)	(3,464)
Income (loss) from discontinued operations, net of income taxes	$4,318	$(13,220)	$122,833	$(33,079)
(1)Discontinued operations for the three months ended June 30, 2025 includes results from the Company’s businesses in Spain and Brazil.
(2)Discontinued operations for the three months ended June 30, 2024 and for the six months ended June 30, 2025 and 2024 include results from the Company’s businesses in Spain and Brazil, its former Europe-North segment businesses through their date of sale (March 31, 2025), and its former Latin American businesses in Mexico, Peru and Chile through their date of sale (February 5, 2025).
(3)Excludes depreciation and amortization.
(4)Impairment charges for the three and six months ended June 30, 2024 reflect the impairment of certain long-lived assets in the Company’s Latin American businesses.
(5)Interest expense primarily relates to the $375.0 million aggregate principal balance of outstanding debt issued by CCIBV. On March 22, 2024, CCIBV entered into the CCIBV Term Loan Facility and used the proceeds to redeem all of the outstanding 6.625% Senior Secured Notes due 2025 (the “CCIBV Senior Secured Notes”). On March 31, 2025, CCIBV fully prepaid the CCIBV Term Loan Facility. Upon repayment, CCIBV and the guarantors under the credit agreement that governed the CCIBV Term Loan Facility, and all collateral granted as security thereunder, were released, and the credit agreement was terminated.
(6)Other expense (income), net, primarily consists of transaction costs related to international sales processes, gains and losses on the sale of operating assets, foreign currency gains and losses on intercompany notes, and financing-related items. Related to the financing transactions described in note (5) to this table, this line includes a $5.4 million loss on debt extinguishment for the six months ended June 30, 2025, and a $2.4 million loss on debt extinguishment and $2.0 million in debt modification expense for the six months ended June 30, 2024.
(7)For the three months ended June 30, 2025, the Company recognized losses of $1.1 million related to the sale of its former businesses in Mexico, Peru and Chile, $0.6 million related to the sale of its former Europe-North segment businesses, and $5.9 million related to its business in Brazil. For the six months ended June 30, 2025, the Company recognized gains of $69.5 million related to the sale of its former businesses in Mexico, Peru and Chile and $65.9 million related to the sale of its former Europe-North segment businesses, partially offset by a $3.4 million loss related to its business in Brazil.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025	2024	2025	2024
Capital expenditures(1)	$3,727	$9,313	$16,022	$24,213
(1)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for discontinued operations of $1.3 million and $6.9 million as of June 30, 2025 and 2024, respectively.

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
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for the three and six months ended June 30, 2025 and 2024. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
America
Revenue	$303,111	$290,207	$557,304	$539,984
Site lease expense(1)	94,115	84,703	182,450	167,551
Employee compensation costs(2)	43,903	42,586	85,937	83,289
Other segment expenses(3)	37,492	35,938	73,445	66,700
Segment Adjusted EBITDA	$127,601	$126,980	$215,472	$222,444
Capital expenditures	$8,827	$13,450	$18,646	$22,273

Airports
Revenue	$99,685	$86,219	$179,668	$163,145
Site lease expense(1)	59,915	52,827	111,153	96,840
Employee compensation costs(2)	8,213	7,390	15,632	14,434
Other segment expenses(3)	7,210	6,920	14,223	13,707
Segment Adjusted EBITDA	$24,347	$19,082	$38,660	$38,164
Capital expenditures	$2,559	$1,807	$4,793	$3,446
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
America	$303,111	$290,207	$557,304	$539,984
Airports	99,685	86,219	179,668	163,145
Other	12	57	16	194
Total	$402,808	$376,483	$736,988	$703,323

Segment Adjusted EBITDA
America	$127,601	$126,980	$215,472	$222,444
Airports	24,347	19,082	38,660	38,164
Other	(381)	(387)	(571)	(793)
Total	$151,567	$145,675	$253,561	$259,815

Reconciliation of Segment Adjusted EBITDA to Income (Loss) From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$151,567	$145,675	$253,561	$259,815
Less reconciling items:
Corporate expenses(1)	31,123	34,047	50,903	63,921
Restructuring and other costs(2)	—	787	5	2,413
Depreciation and amortization	43,335	42,501	86,339	84,553
Other operating income, net	(315)	(90)	(6,100)	(3,387)
Interest expense, net	96,026	100,120	195,387	201,815
(Gain) loss on extinguishment of debt	(28,796)	—	(28,796)	2,393
Other (income) expense, net	(663)	(449)	(912)	8,400
Income (loss) from continuing operations before income taxes	$10,857	$(31,241)	$(43,265)	$(100,293)

Capital Expenditures(3)
America	$8,827	$13,450	$18,646	$22,273
Airports	2,559	1,807	4,793	3,446
Other	40	3	52	13
Corporate	1,401	1,051	2,567	1,883
Total	$12,827	$16,311	$26,058	$27,615
(1)Corporate expenses primarily consist of infrastructure and support costs related to information technology, human resources, legal (including estimated costs for legal liabilities), finance, business services and administrative functions, as well as overall executive and support functions. Share-based compensation and certain restructuring and other costs are also included in corporate expenses.
(2)Restructuring and other costs presented in this table exclude those costs related to corporate functions, which are included within the “Corporate expenses” line item.
(3)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for continuing operations of $3.5 million and $4.6 million as of June 30, 2025 and 2024, respectively.

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
The following table presents revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended June 30, 2025
U.S.(1)	$257,549	$145,247	$402,796
Singapore	12	—	12
Total	$257,561	$145,247	$402,808

Three Months Ended June 30, 2024
U.S.(1)	$213,154	$163,272	$376,426
Singapore	57	—	57
Total	$213,211	$163,272	$376,483

Six Months Ended June 30, 2025
U.S.(1)	$465,757	$271,215	$736,972
Singapore	16	—	16
Total	$465,773	$271,215	$736,988

Six Months Ended June 30, 2024
U.S.(1)	$397,586	$305,543	$703,129
Singapore	194	—	194
Total	$397,780	$305,543	$703,323
(1)U.S. revenue, which includes an immaterial amount of revenue derived from airport displays in the Caribbean, is comprised of revenue from the Company’s America and Airports segments.
The value of unsatisfied performance obligations is not disclosed as the majority of the Company’s contracts with customers have terms of one year or less. For contracts with customers that have an original expected duration greater than one year, the future amount to be invoiced to the customer directly corresponds to the value that will be received by the customer under the contract.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2025 and December 31, 2024 consisted of the following:

(In thousands)	Maturity	June 30, 2025	December 31, 2024
Receivables-Based Credit Facility(1)	June 2030	$—	$—
Revolving Credit Facility(2)	June 2030	—	—
Term Loan Facility	August 2028	425,000	425,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes	August 2027	1,250,000	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes	September 2028	750,000	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes	April 2030	865,000	865,000
Clear Channel Outdoor Holdings 7.750% Senior Notes(3)	April 2028	899,311	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes(3)	June 2029	905,950	1,040,000
Clear Channel International B.V. Term Loan Facility(4)		—	375,000
Finance leases		3,763	3,974
Original issue discount		(4,224)	(7,313)
Long-term debt fees		(27,595)	(36,356)
Total debt		5,067,205	5,660,305
Less: Current portion		286	348
Total long-term debt		$5,066,919	$5,659,957
(1)On June 12, 2025, the Company amended its Receivables-Based Credit Agreement to, among other things, extend the maturity date of the Receivables-Based Credit Facility from August 23, 2026 to June 12, 2030, increase the maximum revolving credit commitments from $175.0 million to $200.0 million, and revise the calculation of the borrowing base to expand the scope of eligible accounts.
(2)On June 12, 2025, the Company amended its Senior Secured Credit Agreement to, among other things, extend the maturity date of the Revolving Credit Facility from August 23, 2026 to June 12, 2030 and reduce the revolving credit commitments from $115.8 million to $100.0 million.
(3)In the second quarter of 2025, the Company repurchased $95.7 million aggregate principal amount of its 7.750% Senior Notes due 2028 (the “7.750% Senior Notes”) and $134.1 million aggregate principal amount of its 7.500% Senior Notes due 2029 (the “7.500% Senior Notes” and, together with the 7.750% Senior Notes, the “Senior Notes”) in open market transactions at a discount. The total cash payment was $203.4 million, including accrued interest of $4.0 million and related fees. As a result, the Company recognized a gain on extinguishment of debt of $28.8 million. The repurchased notes are held by the Company and have not been canceled.
(4)On March 31, 2025, the Company used a portion of the net proceeds from the sale of its Europe-North segment businesses (as described in Note 2) to fully prepay the $375.0 million aggregate principal amount of CCIBV term loans and $11.9 million of accrued interest. As a result, the Company recognized a loss on debt extinguishment of $5.4 million, which is reported in discontinued operations as described in Note 2. Upon repayment, CCIBV and the guarantors under the credit agreement that governed the CCIBV Term Loan Facility, and all collateral granted as security thereunder, were released, and the credit agreement was terminated.
The aggregate market value of the Company’s debt, based on market prices for which quotes were available, was approximately $5.0 billion and $5.5 billion as of June 30, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of June 30, 2025, the Company was in compliance with all covenants contained in its debt agreements.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of June 30, 2025, the Company had $81.2 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $118.8 million of excess availability, and $6.8 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $93.2 million of remaining excess availability. Additionally, as of June 30, 2025, the Company had $43.0 million and $9.8 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $2.4 million of cash collateral. A portion of these letters of credit and guarantees at June 30, 2025 related to discontinued operations that were held for sale as of this date. Refer to Note 2 for additional information.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Subsequent Event — Debt Refinancing
On August 4, 2025, the Company closed a private offering of $1,150.0 million aggregate principal amount of 7.125% Senior Secured Notes due 2031 and $900.0 million aggregate principal amount of 7.500% Senior Secured Notes due 2033 (together, the “New Senior Secured Notes”).
The New Senior Secured Notes are guaranteed on a senior secured basis by certain of the Company’s wholly owned domestic subsidiaries (collectively, the “Guarantors”). The New Senior Secured Notes and related guarantees are secured, subject to permitted liens and certain other exceptions, on a first-priority basis by security interests in all of the Company’s and the Guarantors’ assets that secure the Company’s existing senior secured credit facilities and existing senior secured notes (other than accounts receivable and related assets securing the Company’s Receivables-Based Credit Facility) and, on a second-priority basis, by accounts receivable and related assets securing the Receivables-Based Credit Facility.
At closing, the Company deposited an amount equal to the net proceeds from the New Senior Secured Notes offering, together with cash on hand, with the trustee for the 5.125% Senior Secured Notes due 2027 (the “5.125% Senior Secured Notes”) and 9.000% Senior Secured Notes due 2028 (the “9.000% Senior Secured Notes”) to redeem those notes in full. As a result, the indentures governing these notes were satisfied and discharged.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business. As required, the Company has accrued estimates for the probable costs of resolving those claims for which loss is deemed probable and the amount can be reasonably estimated. These estimates have been developed in consultation with the Company’s counsel and are based on an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.
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
NOTE 7 – INCOME TAXES
Income Tax Benefit (Expense) Attributable to Continuing Operations
The Company’s income tax benefit (expense) attributable to continuing operations for the three and six months ended June 30, 2025 and 2024 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current tax expense attributable to continuing operations	$(1,281)	$(337)	$(2,497)	$(830)
Deferred tax benefit (expense) attributable to continuing operations	(3,245)	6,164	(3,209)	6,485
Income tax benefit (expense) attributable to continuing operations	$(4,526)	$5,827	$(5,706)	$5,655
The effective tax rates for continuing operations for the three and six months ended June 30, 2025 were 41.7% and (13.2)%, respectively, compared to 18.7% and 5.6% for the same periods in 2024. The rates were primarily impacted by a valuation allowance recorded against current-period deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Subsequent Event — U.S. Tax Reform
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, introducing new legislation and revisions to the Internal Revenue Code, including modifications to bonus depreciation and interest expense limitations, among other provisions. Because the legislation was enacted after June 30, 2025, no adjustments have been recorded in these consolidated financial statements. The Company is currently evaluating the impact of the OBBB and will recognize the effects of applicable provisions in the third quarter of 2025.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following asset classes as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Structures	$1,859,073	$1,847,953
Land, buildings and improvements	128,231	130,325
Furniture and other equipment	99,819	96,500
Construction in progress	26,997	31,682
Property, plant and equipment, gross	2,114,120	2,106,460
Less: Accumulated depreciation	(1,656,706)	(1,626,473)
Property, plant and equipment, net	$457,414	$479,987
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$758,482	$(177,847)	$758,482	$(145,177)
Permanent easements	165,867	—	165,031	—
Trademarks	83,569	(51,691)	83,569	(47,533)
Transit, street furniture and other outdoor contractual rights	206,283	(191,456)	206,283	(188,885)
Total intangible assets	$1,214,201	$(420,994)	$1,213,365	$(381,595)
Goodwill
The following table presents the goodwill balance for the Company’s segments as of June 30, 2025. There were no changes to the balances during the six months ended June 30, 2025.

(In thousands)	America(1)	Airports	Consolidated
Balance as of June 30, 2025	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – STOCKHOLDERS’ DEFICIT
Share-Based Compensation
Share-Based Compensation Expense
Share-based compensation expense for continuing operations, recognized within “Corporate expenses” on the Consolidated Statements of Income (Loss), was $7.4 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $12.8 million and $11.3 million for the six months ended June 30, 2025 and 2024, respectively.
Annual Grants
On May 28, 2025, the Compensation Committee of the CCOH Board of Directors approved grants under the Company’s 2012 Third Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) of approximately 18.2 million restricted stock units (“RSUs”) and 4.0 million performance stock units (“PSUs”) to certain employees as part of their annual compensation.
The RSUs will vest in three equal annual installments on April 1 of 2026, 2027 and 2028, subject to continued employment on each vesting date.
The PSUs will vest, to the extent earned, following a three-year performance period from April 1, 2025 through March 31, 2028, and are also subject to continued employment through the vesting date. For each grantee, 65% of the award vests based on the Company’s total shareholder return (“TSR”) relative to a designated peer group (“Relative TSR”), and the remaining 35% vests based on the Company’s cumulative Adjusted EBITDA less capital expenditures (“Cumulative ULFCF”), measured over the performance period against pre-established goals and modified by a multiplier based on the compound annual growth rate (“CAGR”) of the Company’s stock price over the performance period (“CAGR Multiplier”).
•For PSUs that vest based on Relative TSR, payouts range from 0% to 150% of target. Performance at the 25th, 50th and 75th percentiles of the peer group corresponds to payouts of 50%, 100% and 150%, respectively, with straight-line interpolation between points. No PSUs will be earned for performance below the 25th percentile. If TSR is negative over the performance period, the maximum payout is capped at 100%.
•For PSUs that vest based on Cumulative ULFCF, payouts also range from 0% to 150% of target, subject to the CAGR Multiplier. Cumulative ULFCF achievement of at least 85%, at least 97% but less than 103%, and 110% or more of the Cumulative ULFCF goal results in payouts of 50%, 100% and 150%, respectively, with straight-line interpolation between thresholds. No PSUs will be earned for performance below 85% of the Cumulative ULFCF goal. The resulting vesting level is then adjusted by the CAGR Multiplier as follows: 1.5x for CAGR of +15% or more, 1.0x for CAGR greater than -5% but less than +5%, and 0.5x for CAGR of -15% or less, with straight-line interpolation between points.
The RSUs and PSUs are subject to accelerated vesting and distribution upon certain qualifying terminations and in connection with a change in control in which the awards are not assumed or substituted, as set forth in the applicable award agreement.
The Company accounts for RSUs and PSUs as equity-classified awards under ASC 718, as follows:
•RSUs are expensed on a straight-line basis over the requisite service period.
•Expense for PSUs that vest based on Relative TSR, a market condition, is recognized over the service period regardless of outcome and is based on grant-date fair value determined using a Monte Carlo simulation.
•Expense for PSUs that vest based on Cumulative ULFCF, a performance condition modified by the market-based CAGR Multiplier, is recognized only if achievement is considered probable and is reassessed each reporting period. The grant-date fair value of these PSUs is determined using a Monte Carlo simulation.
As of June 30, 2025, 23,389,203 shares remained available for issuance under the Stock Incentive Plan, assuming a 100% payout of all outstanding PSUs, including awards granted to employees of discontinued operations.
Treasury Share Settlement of Share-Based Awards
Beginning in the second quarter of 2025, the Company began settling certain share-based compensation awards through the reissuance of treasury shares rather than issuing new shares of common stock. Treasury shares are reissued at historical cost, with the Company applying a last-in, first-out method to determine cost. The related activity is reflected in the Consolidated Statements of Changes in Stockholders’ Deficit and classified as a non-cash financing activity.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Net Income (Loss) per Share
The following table presents the computation of net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerators:
Income (loss) from continuing operations	$6,331	$(25,414)	$(48,971)	$(94,638)
Less: Net income from continuing operations attributable to noncontrolling interests	1,106	517	1,776	1,075
Net income (loss) from continuing operations attributable to the Company	5,225	(25,931)	(50,747)	(95,713)
Income (loss) from discontinued operations	4,318	(13,220)	122,833	(33,079)
Less: Net income from discontinued operations attributable to noncontrolling interests	23	19	57	45
Net income (loss) from discontinued operations attributable to the Company	4,295	(13,239)	122,776	(33,124)
Net income (loss) attributable to the Company	$9,520	$(39,170)	$72,029	$(128,837)

Denominators:
Weighted average common shares outstanding – Basic	496,792	488,740	493,580	486,244
Weighted average common shares outstanding – Diluted(1)	498,401	488,740	493,580	486,244

Net income (loss) attributable to the Company per share of common stock — Basic:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$0.01	$(0.05)	$(0.10)	$(0.20)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.01	(0.03)	0.25	(0.07)
Net income (loss) attributable to the Company per share of common stock — Basic(2)	$0.02	$(0.08)	$0.15	$(0.26)

Net income (loss) attributable to the Company per share of common stock — Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$0.01	$(0.05)	$(0.10)	$(0.20)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	0.01	(0.03)	0.25	(0.07)
Net income (loss) attributable to the Company per share of common stock — Diluted(2)	$0.02	$(0.08)	$0.15	$(0.26)
(1)For the three months ended June 30, 2025, diluted weighted average common shares outstanding included 1.6 million shares from the assumed conversion of dilutive equity awards, calculated using the treasury stock method. Equity awards representing 24.1 million shares for the three months ended June 30, 2024, and 28.3 million and 24.3 million shares for the six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents in the Balance Sheets	$138,573	$109,707
Cash and cash equivalents included in Current assets of discontinued operations	8,487	54,595
Restricted cash included in:
Other current assets	1,321	1,116
Current assets of discontinued operations	886	6,654
Other assets	1,550	—
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$150,817	$172,072
Accounts Receivable
The following table presents the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$342,022	$355,622
Less: Allowance for credit losses	(11,504)	(11,526)
Accounts receivable, net	$330,518	$344,096
Credit loss expense for continuing operations, recognized within “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), was $0.9 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Accrued Expenses
The following table presents the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2025	December 31, 2024
Accrued rent	$43,208	$54,785
Accrued employee compensation and benefits	26,074	41,723
Accrued taxes	13,759	14,711
Accrued other	59,167	52,396
Total accrued expenses	$142,208	$163,615
Other Operating Income, Net
Other operating income, net, includes net gains from the sale or disposal of operating assets of $0.7 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $7.3 million for the six months ended June 30, 2025 and 2024, respectively.
These gains were partially offset by transaction costs associated with structural initiatives and financial advisory services, totaling $0.1 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively, as well as other miscellaneous fees.
Other Income (Expense), Net
For the six months ended June 30, 2024, other expense, net, included $10.0 million of debt modification costs related to the issuance of the 7.875% Senior Secured Notes due 2030 (the “7.875% Senior Secured Notes”) and the associated prepayment and refinancing of the Term Loan Facility, further described in the Company’s 2024 Annual Report on Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024.

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
International Sales Processes and Dispositions
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
On May 6, 2025, we entered into a definitive agreement to sell our business in Brazil to Publibanca Brasil S.A., an affiliate of Eletromidia S.A., for a purchase price of approximately $14.7 million based on the prevailing exchange rate as of June 30, 2025, subject to certain customary adjustments. The transaction is expected to close later in 2025, pending regulatory approval and the satisfaction of other customary closing conditions.
The sales process for our remaining discontinued operations in Spain is ongoing. While there can be no assurance that a transaction will be completed, we expect the sale to occur within the next year, subject to regulatory approval and the satisfaction of other applicable closing conditions.
Debt Activity
In the first half of 2025, we used net proceeds from business sales and cash on hand to reduce our outstanding debt by approximately $605 million, improving our capital structure and enhancing liquidity. These actions included:
•On March 31, 2025, we fully prepaid the $375.0 million CCIBV Term Loan Facility, along with accrued interest.
•In the second quarter of 2025, we repurchased $229.7 million aggregate principal amount of Senior Notes for a total cash payment of $203.4 million, including accrued interest and related fees.

On June 12, 2025, we amended our Receivables-Based Credit Agreement and Senior Secured Credit Agreement to, among other things, extend the maturity dates of the related credit facilities to June 2030 and adjust the respective revolving credit commitments.
On August 4, 2025, we closed a private offering of $2.05 billion aggregate principal amount of senior secured notes, consisting of $1.15 billion aggregate principal amount of 7.125% Senior Secured Notes due 2031 and $0.9 billion aggregate principal amount of 7.500% Senior Secured Notes due 2033. We used the net proceeds from the offering, together with cash on hand, to fund the redemption of $2.0 billion of our existing senior secured notes, including our 5.125% Senior Secured Notes due 2027 and 9.000% Senior Secured Notes due 2028. This transaction further extended our debt maturity profile and supports our long-term financial flexibility.
For additional details, refer to Note 5 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Macroeconomic Trends, Uncertainties and Seasonality
The U.S. economy continues to face pressure from persistent inflation and elevated interest rates, both of which affect our cost structure. While inflation has moderated in recent months, it remains above the Federal Reserve’s target, and interest rates continue to influence our borrowing costs.
Global trade policy remains highly uncertain. Since the beginning of 2025, the U.S. has expanded its use of tariffs, including higher tariffs on goods from China and the European Union, as well as on imports of steel, aluminum and certain technology products. The global trade environment continues to evolve, with several major tariffs recently maintained or expanded and additional tariffs proposed as negotiations continue. Although we have not experienced material impacts to date, these developments have resulted in certain isolated cost increases and may continue to affect the cost of materials, components and digital display infrastructure used in our business. We maintain mitigation strategies, including locked-in pricing agreements with key suppliers, to limit near-term exposure to price fluctuations. However, the long-term effects of evolving trade policies and economic conditions remain uncertain, and our strategies may not be successful or fully offset these risks. We continue to monitor these developments and may adjust procurement, pricing and supply chain strategies as needed.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, introducing revisions to the Internal Revenue Code, including modifications to bonus depreciation and interest expense limitations, among other provisions. Because the legislation was enacted after June 30, 2025, no related adjustments were reflected in our second quarter results. We are currently evaluating the impact of the OBBB and will recognize the effects of applicable provisions in the third quarter of 2025. Given its recent enactment and scope, the broader implications of the OBBB on the U.S. economy and on our business remain uncertain.
Although inflation and broader economic uncertainty can influence consumer behavior and advertiser spending, demand has remained resilient, particularly across our digital out-of-home platforms. Due to the seasonality of our business, however, interim results are not necessarily indicative of full-year performance. Historically, revenue and Segment Adjusted EBITDA are lowest in the first quarter and strongest in the fourth quarter, in line with seasonal advertising trends.
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
•Results of discontinued operations are presented and discussed below separately from results of continuing operations.

Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$402,808	$376,483	7.0%	$736,988	$703,323	4.8%
Operating expenses:
Direct operating expenses	185,530	167,168	11.0%	354,059	322,222	9.9%
Selling, general and administrative expenses	65,711	64,427	2.0%	129,373	123,699	4.6%
Corporate expenses	31,123	34,047	(8.6)%	50,903	63,921	(20.4)%
Depreciation and amortization	43,335	42,501	2.0%	86,339	84,553	2.1%
Other operating income, net	(315)	(90)		(6,100)	(3,387)
Operating income	77,424	68,430		122,414	112,315
Interest expense, net	(96,026)	(100,120)		(195,387)	(201,815)
Gain (loss) on extinguishment of debt	28,796	—		28,796	(2,393)
Other income (expense), net	663	449		912	(8,400)
Income (loss) from continuing operations before income taxes	10,857	(31,241)		(43,265)	(100,293)
Income tax benefit (expense) attributable to continuing operations	(4,526)	5,827		(5,706)	5,655
Income (loss) from continuing operations	6,331	(25,414)		(48,971)	(94,638)
Income (loss) from discontinued operations	4,318	(13,220)		122,833	(33,079)
Consolidated net income (loss)	10,649	(38,634)		73,862	(127,717)
Less: Net income attributable to noncontrolling interests	1,129	536		1,833	1,120
Net income (loss) attributable to the Company	$9,520	$(39,170)		$72,029	$(128,837)
Consolidated Revenue
Consolidated revenue increased by $26.3 million, or 7.0%, for the three months ended June 30, 2025, and by $33.7 million, or 4.8%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by the new roadside billboard contract with the Metropolitan Transportation Authority (“MTA”) in the America segment and strong advertising demand in the Airports segment.
Consolidated revenue growth in both periods was attributable to increases in digital revenue. The table below provides additional information on consolidated digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$177,308	$150,737	17.6%	$316,189	$277,566	13.9%
Percent of total consolidated revenue	44.0%	40.0%		42.9%	39.5%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased by $18.4 million, or 11.0%, for the three months ended June 30, 2025, and by $31.8 million, or 9.9%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher site lease expense, reflecting the impact of the MTA contract and increased Airports revenue. For the six-month period, the increase in site lease expense also included the impact of lower rent abatements.

The table below provides additional information on certain drivers of consolidated direct operating expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$154,030	$137,532	12.0%	$293,603	$264,393	11.0%
Reductions of rent expense on lease and non-lease contracts from rent abatements	1,121	814	37.7%	1,420	5,628	(74.8)%
Restructuring and other costs	—	344	(100.0)%	5	978	(99.5)%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased by $1.3 million, or 2.0%, for the three months ended June 30, 2025, and by $5.7 million, or 4.6%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher employee compensation, reflecting a larger sales headcount. For the six-month period, the increase also reflected higher credit loss expense.
These increases were partially offset by lower restructuring and other costs, as the three and six months ended June 30, 2024 included expenses related to the Company’s decision to reduce the scale of its operations in Singapore. The table below provides additional information on restructuring and other costs included within SG&A expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Restructuring and other costs	$—	$443	(100.0)%	$—	$1,435	(100.0)%
Corporate Expenses
Corporate expenses decreased by $2.9 million, or 8.6%, for the three months ended June 30, 2025, and by $13.0 million, or 20.4%, for the six months ended June 30, 2025, compared to the same periods in 2024.
The decrease for the three-month period was primarily driven by certain legal costs recorded in the prior year related to property and casualty settlements, as well as lower employee compensation related to insurance benefits and bonuses. Excluding share-based compensation, these cost decreases totaled $4.4 million.
The decrease for the six-month period was primarily attributable to the receipt of $10.1 million in insurance proceeds in the current year, related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter. These proceeds are reflected in “Restructuring and other costs (reversals)” in the table below. The six-month comparison also reflects the absence of certain prior-year legal costs related to property and casualty settlements and lower employee compensation as noted above. Excluding share-based compensation, these cost decreases totaled $6.0 million.
The table below provides additional information on certain drivers of corporate expenses:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Share-based compensation expense(1)	$7,359	$6,666	10.4%	$12,783	$11,260	13.5%
Restructuring and other costs (reversals)(2)	755	1,062	(28.9)%	(7,626)	2,820	NM
(1)Excludes share-based compensation expense (reversal) for employees of discontinued operations.
(2)Percentage changes that are so large as to not be meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization increased by $0.8 million, or 2.0%, for the three months ended June 30, 2025, and by $1.8 million, or 2.1%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher estimated costs for asset retirement obligations, which are capitalized and depreciated over the asset’s useful life.

Other Operating Income, Net
Other operating income, net, was $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6.1 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year increase was primarily driven by lower transaction costs related to structural initiatives and financial advisory services. In the three-month period, this benefit was largely offset by lower net gains from the sale or disposal of operating assets. Refer to Note 11 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further detail.
Interest Expense, Net
Interest expense, net, decreased by $4.1 million for the three months ended June 30, 2025, and by $6.4 million for the six months ended June 30, 2025, compared to the same periods in 2024. The decreases were primarily driven by the repurchase of a portion of our Senior Notes in the second quarter of 2025 and lower average interest rates on our Term Loan Facility.
Gain (Loss) on Extinguishment of Debt
During the three and six months ended June 30, 2025, we recognized a gain on extinguishment of debt of $28.8 million related to the repurchase of a portion of our Senior Notes in open market transactions at a discount.
During the six months ended June 30, 2024, we recognized a loss on extinguishment of debt of $2.4 million related to the prepayment and amendment of the Term Loan Facility.
Other Income (Expense), Net
Other income (expense), net, is generally driven by equity in earnings of non-consolidated affiliates and totaled $0.7 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million for the six months ended June 30, 2025.
For the six-month period ended June 30, 2024, other expense, net, of $8.4 million was primarily due to $10.0 million of debt modification expense related to the issuance of the 7.875% Senior Secured Notes and the associated prepayment and refinancing of the Term Loan Facility.
Income Tax Benefit (Expense) Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and six months ended June 30, 2025 were 41.7% and (13.2)%, respectively, compared to 18.7% and 5.6% for the three and six months ended June 30, 2024, respectively. The rates were primarily impacted by a valuation allowance recorded against current-period deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.
America Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$303,111	$290,207	4.4%	$557,304	$539,984	3.2%
Direct operating expenses(1)	120,394	109,065	10.4%	232,814	214,447	8.6%
SG&A expenses(1)	55,116	54,269	1.6%	109,023	103,571	5.3%
Segment Adjusted EBITDA	127,601	126,980	0.5%	215,472	222,444	(3.1)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $12.9 million, or 4.4%, for the three months ended June 30, 2025, and by $17.3 million, or 3.2%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by the MTA contract and improved performance in the San Francisco/Bay Area market.

By format, growth was driven by digital revenue, reflecting the addition of new digital billboards to our portfolio, including boards operated under the MTA contract, and increased demand. The table below provides additional information on America digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$113,800	$102,427	11.1%	$203,424	$186,646	9.0%
Percent of total segment revenue	37.5%	35.3%		36.5%	34.6%
By sales channel, the increases were primarily driven by local sales, reflecting continued strength in local advertising demand across various markets. National sales accounted for 33.7% and 35.0% of America revenue for the three months ended June 30, 2025 and 2024, respectively, and 34.0% and 34.8% for the six months ended June 30, 2025 and 2024, respectively. The remainder was derived from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $11.3 million, or 10.4%, for the three months ended June 30, 2025, and by $18.4 million, or 8.6%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher site lease expense, largely attributable to the MTA contract. The table below provides information on America site lease expense:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$94,115	$84,703	11.1%	$182,450	$167,551	8.9%
America SG&A Expenses
America SG&A expenses increased by $0.8 million, or 1.6%, for the three months ended June 30, 2025, and by $5.5 million, or 5.3%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher employee compensation, reflecting a larger sales headcount. For the six-month period, the increase also included higher credit loss expense due to a favorable adjustment in the prior-year period.
Airports Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$99,685	$86,219	15.6%	$179,668	$163,145	10.1%
Direct operating expenses(1)	65,122	57,757	12.8%	121,231	106,824	13.5%
SG&A expenses(1)	10,216	9,382	8.9%	19,777	18,255	8.3%
Segment Adjusted EBITDA	24,347	19,082	27.6%	38,660	38,164	1.3%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased by $13.5 million, or 15.6%, for the three months ended June 30, 2025, and by $16.5 million, or 10.1%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were driven by strong advertising demand, most notably at the Port Authority of New York and New Jersey, San Francisco and Hartsfield-Jackson Atlanta airports.
Overall, strong growth in digital revenue was partially offset by a decline in print revenue. The table below provides additional information on Airports digital revenue:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$63,508	$48,310	31.5%	$112,765	$90,920	24.0%
Percent of total segment revenue	63.7%	56.0%		62.8%	55.7%

National sales accounted for 59.3% and 57.7% of Airports revenue for the three months ended June 30, 2025 and 2024, respectively, and 61.6% and 56.5% for the six months ended June 30, 2025 and 2024, respectively. The remainder was derived from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $7.4 million, or 12.8%, for the three months ended June 30, 2025, and by $14.4 million, or 13.5%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were driven by higher site lease expense, primarily reflecting revenue growth, with the increase for the six-month period also impacted by lower rent abatements.
The table below provides additional information on Airports site lease expense and rent abatements:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$59,915	$52,827	13.4%	$111,153	$96,840	14.8%
Reductions of rent expense on lease and non-lease contracts from rent abatements	1,121	799	40.3%	1,420	5,598	(74.6)%
Airports SG&A Expenses
Airports SG&A expenses increased by $0.8 million, or 8.9%, for the three months ended June 30, 2025, and by $1.5 million, or 8.3%, for the six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher employee compensation, reflecting a larger sales headcount and pay increases.
Income (Loss) from Discontinued Operations
Income from discontinued operations improved significantly year over year, primarily reflecting cost reductions and, for the year-to-date period, a net gain recognized on international business sales completed in the first quarter of 2025.
For the three months ended June 30, 2025, income from discontinued operations was $4.3 million, reflecting results from our businesses in Spain and Brazil, partially offset by a $7.6 million loss on sold and held-for-sale businesses, primarily driven by a fair value adjustment for the Brazil business.
For the six months ended June 30, 2025, income from discontinued operations was $122.8 million, primarily driven by a $132.0 million net gain, mainly resulting from business sales completed in the first quarter. This period also includes results from our businesses in Spain and Brazil, as well as from our former businesses in Mexico, Peru and Chile, and our former Europe-North segment through their respective sale dates, along with interest expense on the CCIBV Term Loan and a loss on debt extinguishment related to its prepayment.
By comparison, discontinued operations generated losses of $13.2 million and $33.1 million for the three and six months ended June 30, 2024, respectively. These periods reflect the results from our businesses in Spain and Brazil, as well as the businesses sold in 2025. The 2024 periods also included several expenses not incurred in 2025, including depreciation and amortization (which ceased upon held-for-sale classification), impairment charges on certain long-lived assets in Latin America, and higher interest expense and transaction costs related to international sales processes.
Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements include working capital to support business operations, capital expenditures and debt service obligations. We typically meet these needs through cash on hand, internally generated cash flow from our operations and, when necessary, borrowings under our credit facilities. In the first half of 2025, we also received cash proceeds from the sales of our former Europe-North segment businesses and certain of our Latin American businesses. We believe these sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months.

Long-Term Liquidity
Our long-term cash requirements will depend on various factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities.
We also have long-term cash requirements related to the repayment of our outstanding debt, which now extends through 2033 following a recent refinancing. On August 4, 2025, we closed a private offering of $1,150.0 million aggregate principal amount of 7.125% Senior Secured Notes due 2031 and $900.0 million aggregate principal amount of 7.500% Senior Secured Notes due 2033. At closing, we deposited an amount equal to the net proceeds from the offering, together with cash on hand, with the trustee to fund the full redemption of our 5.125% and 9.000% Senior Secured Notes, in aggregate principal amounts of $1,250.0 million and $750.0 million, respectively. As a result, the indentures governing the redeemed notes were satisfied and discharged.
As part of our long-term financing and investment strategy, we have repurchased, and may from time to time in the future repurchase, outstanding notes through open market purchases, privately negotiated transactions or other means. These repurchases could materially impact our liquidity, results of operations or leverage ratios, which in turn could affect our ability to comply with the covenants in our debt agreements. In the second quarter of 2025, we repurchased $229.7 million aggregate principal amount of our Senior Notes in open market transactions for a total cash payment of $203.4 million, including accrued interest and related fees. Any future repurchase decisions will depend on factors such as prevailing market conditions, our liquidity needs and contractual restrictions, and the amounts involved may be material.
We believe that our sources of funds will be adequate to meet our long-term cash requirements. However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by factors beyond our control, including macroeconomic conditions, interest rates, inflation, increased tariffs, retaliatory trade policies, volatility in global trade markets, and geopolitical events such as the ongoing conflicts in Ukraine and the Middle East. Furthermore, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider and discuss potential financing alternatives with our lenders and other parties. In the future, we may seek supplemental liquidity through additional financing from banks or other lenders; offerings of public or private debt, equity or equity-linked securities; strategic partnerships; or a combination of these. From time to time, we have explored, and expect to continue to explore, a variety of transactions to improve our liquidity and/or refinance our indebtedness. However, there is no assurance that we will be able to secure financing alternatives, complete liquidity-generating transactions or refinance debt in sufficient amounts or on terms acceptable to us in the future, due to market conditions, our financial condition, liquidity constraints or other factors that may be beyond our control. Even if financing alternatives are available, we may not find them suitable or offered at reasonable interest rates, and the terms of our existing or future debt agreements may limit our ability to secure financing on favorable terms or at all.
If we cannot generate sufficient cash from operations or secure sources of supplemental liquidity as needed, we could face substantial liquidity challenges, which could have a material adverse effect on our financial condition and ability to meet our obligations.
Cash Requirements
Working Capital Needs
We utilize working capital to fund our operations and meet certain contractual obligations, including commitments under site leases and other non-cancelable contracts.
A significant cash requirement is site lease expense, which include payments for land or space used by our advertising displays. These costs consist of both minimum guaranteed payments and revenue-sharing arrangements under lease and non-lease contracts. For the six months ended June 30, 2025 and 2024, we incurred site lease expense for continuing operations of $293.6 million and $264.4 million, respectively, which are included in “Direct operating expenses” in our Consolidated Statements of Income (Loss). During the six months ended June 30, 2024, we received $5.6 million of rent abatements. Rent abatements totaled $1.4 million for the six months ended June 30, 2025 and are not expected to continue.

Capital Expenditures and Acquisitions
We made the following capital expenditures during the six months ended June 30, 2025 and 2024:

(In thousands)	Six Months Ended June 30,
	2025	2024
America	$18,646	$22,273
Airports	4,793	3,446
Other	52	13
Corporate	2,567	1,883
Capital expenditures for continuing operations	26,058	27,615
Capital expenditures for discontinued operations(1)	16,022	24,213
Total capital expenditures(2),(3)	$42,080	$51,828
(1)Capital expenditures for discontinued operations decreased following the sales of our former Europe-North segment businesses and certain Latin American businesses in the first quarter of 2025.
(2)As of June 30, 2025 and 2024, we had accrued but unpaid capital expenditures for continuing operations of $3.5 million and $4.6 million, respectively. For discontinued operations, accrued but unpaid capital expenditures were $1.3 million and $6.9 million, respectively.
(3)Excludes asset acquisitions.
During the six months ended June 30, 2024, we acquired out-of-home advertising assets, primarily permits and digital billboard structures, in our America segment for cash consideration of $8.8 million. No asset acquisitions were made during the six months ended June 30, 2025.
Debt Activity, Service Obligations and Covenants
Debt Activity
In March 2024, we issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes and used a portion of the proceeds to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, we amended the Senior Secured Credit Agreement to refinance the remaining $425.0 million balance of the Term Loan Facility and extend its maturity date, subject to certain conditions. The refinanced term loans were issued at a 1% discount, and proceeds, along with cash on hand, were used to repay the original term loans and $14.9 million of accrued interest. Related transaction fees totaled $15.4 million, including $14.6 million paid during the six months ended June 30, 2024.
Also in March 2024, CCIBV entered into a $375.0 million CCIBV Term Loan Facility, issued at a 1% discount. Proceeds and cash on hand were used to redeem the $375.0 million CCIBV Senior Secured Notes and pay $11.8 million of accrued interest. Related transaction fees totaled $5.8 million, including $4.2 million paid during the six months ended June 30, 2024, and $0.4 million paid during the six months ended June 30, 2025.
On March 31, 2025, we used a portion of the net proceeds from the sale of our Europe-North segment businesses to fully prepay the principal amount of the CCIBV Term Loan Facility, along with $11.9 million of accrued interest. Upon repayment, CCIBV and its guarantors, and all collateral granted as security under the credit agreement, were released, and the credit agreement was terminated.
In the second quarter of 2025, we repurchased $95.7 million aggregate principal amount of our 7.750% Senior Notes and $134.1 million aggregate principal amount of our 7.500% Senior Notes in open market transactions at a discount. The total cash payment was $203.4 million, including accrued interest of $4.0 million and related fees. The repurchased notes are currently held by the Company and have not been canceled.
Debt Service Obligations
During the six months ended June 30, 2025 and 2024, we paid cash interest of $210.2 million and $218.5 million, respectively. The $8.3 million decrease primarily reflects the impact of recent refinancing activity and related changes in interest payment timing and rates.
Following the prepayment of the CCIBV Term Loan Facility, the second-quarter repurchase of Senior Notes, and the August 2025 refinancing, we expect cash interest payments of approximately $184 million for the remainder of 2025 and approximately $400 million in 2026, assuming no further prepayments, refinancings, new debt issuances or additional repurchases.

On August 4, 2025, we closed a private offering of new senior secured notes and used the proceeds, together with cash on hand, to fund the full redemption of our 5.125% Senior Secured Notes and 9.000% Senior Secured Notes. As a result, the indentures governing these notes were satisfied and discharged. Following these redemptions, our next scheduled debt maturity will be in April 2028, when $899.3 million aggregate principal amount of our 7.750% Senior Notes becomes due.
For additional details on our long-term debt, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Debt Covenants
Our debt agreements contain certain covenants, as described in our 2024 Annual Report on Form 10-K. As of June 30, 2025, we were in compliance with all applicable covenants.
The Senior Secured Credit Agreement includes a springing financial covenant that applies only if the Revolving Credit Facility has an outstanding balance and undrawn letters of credit exceed $10 million. If triggered, the covenant requires that we maintain a first lien net leverage ratio of less than 7.10 to 1.00. As of June 30, 2025, these conditions were not met, and the covenant was not in effect. Accordingly, we have not presented the first lien net leverage ratio calculation in this Quarterly Report on Form 10-Q. Refer to the “Credit Facilities” section below for additional information on facility borrowings and excess availability as of June 30, 2025.
Sources of Capital and Liquidity
Cash On Hand
As of June 30, 2025, we had $147.1 million of cash and cash equivalents, including $8.5 million held by discontinued operations (Spain and Brazil) and $4.1 million held by continuing operations subsidiaries outside the U.S., primarily in the Caribbean. At present, any remaining excess foreign cash could be repatriated with minimal U.S. tax consequences, and dividend distributions from international subsidiaries are not expected to trigger U.S. federal income tax liability.
Cash Flow from Operations
During the six months ended June 30, 2025, net cash provided by operating activities was $2.3 million, compared to a net cash outflow of $4.0 million during the same period in 2024. The improvement was primarily driven by the receipt of $10.1 million in insurance proceeds related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter, and a reduction in cash interest payments.
Dispositions
During the six months ended June 30, 2025, we received net cash proceeds of $589.3 million from the sale of businesses, net of direct transaction costs paid and cash transferred with the businesses. This includes $12.6 million from the sale of our businesses in Mexico, Peru and Chile, and $576.7 million from the sale of the businesses constituting our Europe-North segment, prior to the prepayment of the CCIBV Term Loan Facility and related accrued interest.
Additionally, we received $10.0 million and $10.3 million in cash proceeds from asset dispositions during the six months ended June 30, 2025 and 2024, respectively.
We expect to receive approximately $14.7 million in cash proceeds from the sale of our business in Brazil (based on the prevailing exchange rate as of June 30, 2025), subject to certain customary adjustments. The transaction is expected to close later in 2025, pending regulatory approval and the satisfaction of other customary closing conditions.
Credit Facilities
We have access to a Revolving Credit Facility and a Receivables-Based Credit Facility, each of which includes sub-facilities for letters of credit and short-term borrowings. On June 12, 2025, we amended both the Senior Secured Credit Agreement (which governs the Revolving Credit Facility) and the Receivables-Based Credit Agreement to, among other things, extend the maturity dates of the related commitments to June 12, 2030 and revise the borrowing limits of the respective facilities, as detailed in footnote (1) to the table below.

The table below presents borrowings and excess availability under these credit facilities as of June 30, 2025:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$100.0	$200.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	6.8	81.2	88.1
Excess availability(3)	$93.2	$118.8	$211.9
(1)In connection with the June 2025 amendments, the Revolving Credit Facility commitment was reduced from $115.8 million to $100.0 million, and the maximum commitment under the Receivables-Based Credit Facility was increased from $175.0 million to $200.0 million (capped by a borrowing base that fluctuates based on our accounts receivable balance, as calculated under the Receivables-Based Credit Agreement).
(2)As of June 30, 2025, the letter of credit outstanding under the Revolving Credit Facility related to our business in Spain.
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: our business plans and strategies; the effects of tariffs and views on the macroeconomic environment; expectations regarding the sales of our businesses in Brazil and Spain, including the expected proceeds; expectations about certain markets and potential improvements; industry and market trends; the anticipated effects of our new senior secured notes offering and notes redemptions; and our liquidity. These forward-looking statements, including expectations and projections about future matters, are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that such statements involve numerous risks and uncertainties and are subject to variables that could impact our future performance. These statements are based on management’s views and assumptions at the time they are made and are not guarantees of future performance. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements.

A variety of factors could materially affect future outcomes, including, but not limited to: continued economic uncertainty, an economic slowdown or a recession, including as a result of increased and proposed tariffs, retaliatory trade regulations and policies, and uncertainty in the financial and capital markets; our ability to generate enough cash to service our debt obligations and fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of leverage on our financial position and earnings; the impact of the issuance of the new senior secured notes and notes redemptions on our interest expense, liquidity and debt maturity profile; the difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom; volatility of our stock price; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange, including the minimum bid price requirement, and any subsequent failure to timely resume compliance within any applicable cure period; changes in laws or regulations and tax structures; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; we face intense competition and our market share is subject to change; regulations and consumer concerns regarding privacy, digital services, data protection and artificial intelligence; breaches of our information security; failure to accurately estimate industry and Company forecasts and to maintain bookings; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations; the impact of the potential sales of our businesses in Brazil and Spain; the impact of the recent dispositions of certain of our businesses in Europe and Latin America, as well as other strategic transactions or acquisitions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; restrictions in our debt agreements that limit operational flexibility; challenges regarding our use of artificial intelligence to enhance operational efficiency and support decision-making across key areas of our business; the effect of credit ratings downgrades; our reliance on senior management and key personnel; continued scrutiny and shifting expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders; and other factors set forth in our SEC filings.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the period, we withheld shares of our common stock from employees to satisfy tax withholding obligations related to the vesting of restricted stock units. These shares were withheld at fair market value on the vesting date and recorded as additions back to treasury stock. The Company did not otherwise repurchase any of its equity securities during the period.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

3.2
Certificate of Amendment to the Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 filed on May 24, 2024).

3.3
Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).

4.1
Indenture, dated as of August 4, 2025, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.125% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).

4.2	Form of 7.125% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
4.3
Indenture, dated as of August 4, 2025, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.500% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).

4.4	Form of 7.500% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.4 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
10.1
Second Amendment to Receivables-Based Credit Agreement, dated as of June 12, 2025, among Clear Channel Outdoor Holdings, Inc., the other borrowers party thereto, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and each other party thereto (including Annex A, which is a conformed copy of the Receivables-Based Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2025).

10.2
Sixth Amendment to Credit Agreement, dated as of June 12, 2025, among Clear Channel Outdoor Holdings, Inc., the revolving credit lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and each other party thereto (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2025).

10.3*	Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan.
10.4
Second Amended and Restated Employment Agreement, dated as of July 22, 2025, by and between Clear Channel Outdoor Holdings, Inc. and Lynn Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 23, 2025).

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
________________

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

Date:	August 5, 2025	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer