Form 10-Q
period 2025-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2025-11-06
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2025
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	497,305,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$155,010	$109,707
Accounts receivable, net	340,285	344,096
Prepaid expenses	23,025	27,112
Other current assets	8,272	2,093
Current assets of discontinued operations	173,019	1,176,036
Total Current Assets	699,611	1,659,044
PROPERTY, PLANT AND EQUIPMENT
Structures, net	306,157	335,761
Other property, plant and equipment, net	136,390	144,226
INTANGIBLE ASSETS AND GOODWILL
Permits, net	564,629	613,305
Other intangible assets, net	209,222	218,465
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,317,116	1,315,529
Other assets	19,590	10,114
Total Assets	$3,760,534	$4,804,263
CURRENT LIABILITIES
Accounts payable	$30,788	$38,769
Accrued expenses	150,311	163,615
Current operating lease liabilities	133,175	132,877
Accrued interest	113,166	90,945
Deferred revenue	78,423	70,214
Current portion of long-term debt	299	348
Current liabilities of discontinued operations	109,431	775,210
Total Current Liabilities	615,593	1,271,978
NON-CURRENT LIABILITIES
Long-term debt	5,099,813	5,659,957
Non-current operating lease liabilities	1,229,341	1,229,345
Deferred tax liabilities, net	215,017	221,814
Other liabilities	56,054	60,952
Total Liabilities	7,215,818	8,444,046

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	9,935	11,669
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (513,126,258 shares issued as of September 30, 2025; 503,245,029 shares issued as of December 31, 2024)	5,131	5,032
Additional paid-in capital	3,606,810	3,589,930
Accumulated deficit	(6,948,194)	(6,960,129)
Accumulated other comprehensive loss	(98,246)	(257,837)
Treasury stock (16,079,632 shares held as of September 30, 2025; 14,038,477 shares held as of December 31, 2024)	(30,720)	(28,448)
Total Stockholders' Deficit	(3,455,284)	(3,639,783)
Total Liabilities and Stockholders' Deficit	$3,760,534	$4,804,263

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$405,637	$375,188	$1,142,625	$1,078,511
Operating expenses:
Direct operating expenses(1)	184,430	167,106	538,489	489,328
Selling, general and administrative expenses(1)	66,228	63,481	195,601	187,180
Corporate expenses(1)	30,282	31,302	81,185	95,223
Depreciation and amortization	43,873	46,222	130,212	130,775
Other operating expense (income), net	107	341	(5,993)	(3,046)
Operating income	80,717	66,736	203,131	179,051
Interest expense, net	(101,053)	(99,662)	(296,440)	(301,477)
Loss on extinguishment of debt, net	(43,752)	—	(14,956)	(2,393)
Other income (expense), net	69	(820)	981	(9,220)
Loss from continuing operations before income taxes	(64,019)	(33,746)	(107,284)	(134,039)
Income tax benefit attributable to continuing operations	14,432	5,672	8,726	11,327
Loss from continuing operations	(49,587)	(28,074)	(98,558)	(122,712)
Income (loss) from discontinued operations	(9,262)	(3,482)	113,571	(36,561)
Consolidated net income (loss)	(58,849)	(31,556)	15,013	(159,273)
Less: Net income attributable to noncontrolling interests	1,245	984	3,078	2,104
Net income (loss) attributable to the Company	$(60,094)	$(32,540)	$11,935	$(161,377)

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.06)	$(0.21)	$(0.26)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	(0.02)	(0.01)	0.23	(0.08)
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.12)	$(0.07)	$0.02	$(0.33)
(1)Excludes depreciation and amortization.
(2)Due to rounding, the total may not equal the sum of the line items in the table above.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) attributable to the Company	$(60,094)	$(32,540)	$11,935	$(161,377)
Other comprehensive income (loss):
Foreign currency translation adjustments	(530)	17,219	30,722	808
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	—	—	128,890	—
Other comprehensive income (loss)	(530)	17,219	159,612	808
Comprehensive income (loss)	(60,624)	(15,321)	171,547	(160,569)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	6	21	1
Comprehensive income (loss) attributable to the Company	$(60,623)	$(15,327)	$171,526	$(160,570)
(1)Included in “Income from discontinued operations” on Consolidated Statement of Income.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended September 30, 2025
Balances at June 30, 2025	512,958,744	$8,749	$5,130	$3,600,443	$(6,888,100)	$(97,717)	$(30,709)	$(3,402,204)
Net income (loss)		1,245	—	—	(60,094)	—	—	(58,849)
Share-based compensation		—	—	6,389	—	—	—	6,389
Reissuance of treasury stock to settle share-based awards		—	—	(21)	—	—	21	—
Release of stock-based awards and exercise of stock options	167,514	—	1	(1)	—	—	(32)	(32)
Payments to noncontrolling interests, net		(58)	—	—	—	—	—	(58)
Foreign currency translation adjustments		(1)	—	—	—	(529)	—	(530)
Balances at September 30, 2025	513,126,258	$9,935	$5,131	$3,606,810	$(6,948,194)	$(98,246)	$(30,720)	$(3,455,284)

Three Months Ended September 30, 2024
Balances at June 30, 2024	502,696,833	$9,559	$5,027	$3,576,566	$(6,909,712)	$(243,750)	$(28,267)	$(3,590,577)
Net income (loss)		984	—	—	(32,540)	—	—	(31,556)
Share-based compensation		—	—	6,837	—	—	—	6,837
Release of stock-based awards and exercise of stock options	237,878	—	2	(2)	—	—	(103)	(103)
Payments to noncontrolling interests, net		(62)	—	—	—	—	—	(62)
Foreign currency translation adjustments		6	—	—	—	17,213	—	17,219
Balances at September 30, 2024	502,934,711	$10,487	$5,029	$3,583,401	$(6,942,252)	$(226,537)	$(28,370)	$(3,598,242)

	Nine Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Nine Months Ended September 30, 2025
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)
Net income		3,078	—	—	11,935	—	—	15,013
Share-based compensation		—	—	19,151	—	—	—	19,151
Reissuance of treasury stock to settle share-based awards		—	—	(2,172)	—	—	2,172	—
Release of stock-based awards and exercise of stock options	9,881,229	—	99	(99)	—	—	(4,444)	(4,444)
Payments to noncontrolling interests, net		(4,833)	—	—	—	—	—	(4,833)
Foreign currency translation adjustments		26	—	—	—	30,696	—	30,722
Disposition of businesses		(5)	—	—	—	128,895	—	128,890
Balances at September 30, 2025	513,126,258	$9,935	$5,131	$3,606,810	$(6,948,194)	$(98,246)	$(30,720)	$(3,455,284)

Nine Months Ended September 30, 2024
Balances at December 31, 2023	494,061,048	$12,298	$4,941	$3,563,807	$(6,780,875)	$(227,344)	$(23,570)	$(3,450,743)
Net income (loss)		2,104	—	—	(161,377)	—	—	(159,273)
Share-based compensation		—	—	19,682	—	—	—	19,682
Release of stock-based awards and exercise of stock options	8,873,663	—	88	(88)	—	—	(4,800)	(4,800)
Payments to noncontrolling interests, net		(3,916)	—	—	—	—	—	(3,916)
Foreign currency translation adjustments		1	—	—	—	807	—	808
Balances at September 30, 2024	502,934,711	$10,487	$5,029	$3,583,401	$(6,942,252)	$(226,537)	$(28,370)	$(3,598,242)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income (loss)	$15,013	$(159,273)
Reconciling items:
Non-cash operating lease expense (net of interest)	160,214	200,288
Depreciation, amortization and impairment	130,212	183,828
Gains on dispositions of businesses and/or operating assets, net	(140,424)	(6,580)
Share-based compensation	19,151	19,682
Amortization of deferred financing charges and note discounts	7,695	8,715
Foreign exchange transaction loss (gain)	4,035	(4,256)
Credit loss expense	2,598	1,107
Deferred taxes	(5,884)	(12,102)
Loss on extinguishment of debt, net, and debt modification expense	20,356	16,785
Other reconciling items, net	(1,214)	(83)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	35,096	46,325
Decrease (increase) in prepaid expenses and other operating assets	(9,136)	1,575
Decrease in accounts payable and accrued expenses	(47,680)	(74,082)
Decrease in operating lease liabilities (cash payments, net of interest)	(167,376)	(211,742)
Increase in accrued interest	22,221	24,086
Increase in deferred revenue	23,295	19,897
Decrease in other operating liabilities	(9,622)	(3,690)
Net cash provided by operating activities	58,550	50,480
Cash flows from investing activities:
Capital expenditures	(56,898)	(85,300)
Payments for acquisition of businesses and/or assets, net of cash acquired	(522)	(18,067)
Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold	603,502	12,240
Other investing activities, net	(1,106)	(1,103)
Net cash provided by (used for) investing activities	544,976	(92,230)
Cash flows from financing activities:
Proceeds from long-term debt	2,050,000	1,657,000
Payments on long-term debt	(2,610,854)	(1,635,364)
Debt issuance and modification costs	(27,184)	(20,462)
Taxes paid related to net share settlement of equity awards	(4,444)	(4,800)
Payments to noncontrolling interests, net	(4,833)	(3,916)
Net cash used for financing activities	(597,315)	(7,542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,679	(750)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,890	(50,042)
Cash, cash equivalents and restricted cash at beginning of period	172,072	260,541
Cash, cash equivalents and restricted cash at end of period	$182,962	$210,499
Supplemental disclosures:
Cash paid for interest	$282,012	$297,118
Cash paid for income taxes, net of refunds	$6,905	$11,349

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
In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of “Consolidated net income (loss)” in the Consolidated Statements of Income (Loss) for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows, consistent with GAAP requirements.
Refer to Note 2 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.
Recently Issued Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets by assuming conditions at the balance sheet date remain unchanged over the remaining life of the asset. The Company will adopt this standard on January 1, 2026, and does not expect it to have a material impact on its consolidated financial statements or disclosures.
In September 2025, the FASB issued ASU 2025-06, which amends the accounting for internal-use software costs by removing the project-stage model and requiring capitalization once management authorizes and commits to funding a project and completion is probable. The amendments will be effective for the Company on January 1, 2028. Early adoption is permitted. The Company does not currently expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures; however, the Company is continuing to evaluate the impact of this guidance.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
In 2025, the Company sold, or entered into an agreement to sell, the following businesses, which were classified as discontinued operations as of or prior to December 31, 2024:
•On February 5, 2025, the Company sold its businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction for an aggregate purchase price of $34.0 million, subject to certain customary adjustments, resulting in a gain on sale of $69.9 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of September 30, 2025 were $12.3 million. Additionally, the Company is eligible for an additional $1.25 million earn-out, contingent upon the profitability of the sold businesses through December 31, 2026.
•On March 31, 2025, the Company sold its Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for an aggregate purchase price of $625.0 million, subject to certain customary adjustments, resulting in a gain on sale of $66.2 million. After adjustments, and net of direct transaction costs paid and cash sold with the businesses, net cash proceeds as of September 30, 2025 were $576.9 million. Also on March 31, 2025, the Company used a portion of the net proceeds from this sale to fully prepay the outstanding term loans (the “CCIBV Term Loan Facility”) of Clear Channel International B.V. (“CCIBV”), an indirect wholly-owned subsidiary of the Company, along with accrued interest. Refer to Note 5 for additional details.
•On September 7, 2025, the Company entered into a definitive agreement to sell its business in Spain to Atresmedia Corporación de Medios de Comunicación, S.A. for an aggregate purchase price of approximately €115 million, or approximately $134.9 million based on the prevailing exchange rate as of September 30, 2025, subject to certain customary adjustments. The transaction is expected to close by early 2026, upon satisfaction of regulatory approval. A gain on sale is expected to be recognized upon closing.
•On October 1, 2025, the Company sold its business in Brazil to Publibanca Brasil S.A., an affiliate of Eletromidia S.A., for an aggregate purchase price of approximately $15.0 million, with final net proceeds subject to certain customary adjustments and the payment of transaction-related fees and expenses. As of September 30, 2025, the Company had recorded a cumulative loss of $52.7 million to reduce the carrying value of the Brazil business to its estimated fair value less costs to sell.
Recorded gains and losses related to these sales are reflected in “Income (loss) from discontinued operations” in the Consolidated Statements of Income (Loss), and net cash proceeds received are included in “Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold” within investing activities in the Consolidated Statement of Cash Flows.
As part of these sales, the Company has agreed to provide certain transitional services to the buyers pursuant to transitional services agreements. Income and expenses related to these services are presented as part of “Loss from continuing operations” in the Consolidated Statements of Income (Loss).

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

(In thousands)	September 30, 2025(1)	December 31, 2024(2)
Assets of discontinued operations:
Cash and cash equivalents	$23,289	$54,595
Accounts receivable, net	40,144	227,240
Prepaid expenses and other current assets	16,739	49,252
Property, plant and equipment, net	64,503	212,531
Goodwill and other intangible assets, net	—	160,047
Operating lease right-of-use assets	53,269	472,774
Other assets	12,104	33,299
Valuation allowance on business in Brazil(3)	(37,029)	(33,702)
Current assets of discontinued operations on Consolidated Balance Sheets	$173,019	$1,176,036

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$33,379	$235,215
Operating lease liabilities	56,181	485,535
Deferred revenue	1,476	17,804
Other liabilities	2,706	25,916
Valuation allowance on business in Brazil(3)	15,689	10,740
Current liabilities of discontinued operations on Consolidated Balance Sheets	$109,431	$775,210
(1)As of September 30, 2025, the balances comprise assets and liabilities related to the Company’s business in Spain and its former business in Brazil. As noted above, the Company’s business in Brazil was sold on October 1, 2025.
(2)As of December 31, 2024, the balances comprise assets and liabilities related to the Company’s business in Spain and its former businesses in the Europe-North segment and in Mexico, Peru, Chile and Brazil. As noted above, the Europe-North segment and businesses in Mexico, Peru and Chile were sold in the first quarter of 2025, and the business in Brazil was sold on October 1, 2025.
(3)The valuation allowance on the former business in Brazil represents the cumulative loss recorded to reduce the carrying value of the business to fair value, less costs to sell. The valuation allowance includes a contra-asset recorded up to the carrying value of the business’s assets, with the remainder recognized as a liability.
Letters of Credit and Guarantees
As of December 31, 2024, the Company had an outstanding letter of credit for $20.2 million related to its former business in France. This letter of credit was canceled in March 2025, and the Company was released from any payment obligation.
As of September 30, 2025, the Company had an outstanding $7.0 million letter of credit and $9.3 million in bank guarantees, both related to its business in Spain. The bank guarantees were supported by $0.7 million in cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income (Loss) from Discontinued Operations
The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented in the Company’s Consolidated Statements of Income (Loss):

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025(1)	2024(2)	2025(2)	2024(2)
Revenue	$30,376	$206,168	$246,881	$597,594
Expenses:
Direct operating expenses(3)	23,387	136,247	176,794	395,361
Selling, general and administrative expenses(3)	6,678	38,873	50,500	112,591
Corporate expenses(3)	1,598	9,920	11,819	31,056
Depreciation and amortization	—	11,360	—	34,980
Impairment charges(4)	—	—	—	18,073
Interest expense, net(5)	743	7,333	7,966	20,583
Other expense, net(6)	1,940	4,045	9,472	16,175
Loss from discontinued operations before net gain (loss) on sold and held-for-sale businesses and/or income taxes	(3,970)	(1,610)	(9,670)	(31,225)
Gain (loss) on sold and held-for-sale businesses, net(7)	(4,156)	—	127,817	—
Income tax expense attributable to discontinued operations	(1,136)	(1,872)	(4,576)	(5,336)
Income (loss) from discontinued operations, net of income taxes	$(9,262)	$(3,482)	$113,571	$(36,561)
(1)Discontinued operations for the three months ended September 30, 2025 include results from the Company’s business in Spain and its former business in Brazil, which was sold on October 1, 2025.
(2)Discontinued operations for the three months ended September 30, 2024, and for the nine months ended September 30, 2025 and 2024, include results from the Company’s business in Spain, its former business in Brazil (sold on October 1, 2025), its former Europe-North segment through its date of sale (March 31, 2025), and its former businesses in Mexico, Peru and Chile through their date of sale (February 5, 2025).
(3)Excludes depreciation and amortization.
(4)Impairment charges for the nine months ended September 30, 2024 reflect the impairment of certain long-lived assets in the Company’s former Latin American businesses.
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
(6)Other expense, net, primarily consists of transaction costs related to international sales processes, gains and losses on the sale of operating assets, foreign currency gains and losses on intercompany notes, and financing-related items. Related to the financing transactions described in note (5) to this table, this line includes a $5.4 million loss on debt extinguishment for the nine months ended September 30, 2025, and a $2.4 million loss on debt extinguishment and $2.0 million in debt modification expense for the nine months ended September 30, 2024.
(7)For the three months ended September 30, 2025, the Company recognized a $4.8 million loss related to its former business in Brazil, partially offset by gains of $0.4 million related to the sale of its former businesses in Mexico, Peru and Chile and $0.3 million related to the sale of its former Europe-North segment businesses. For the nine months ended September 30, 2025, the Company recognized gains of $69.9 million related to the sale of its former businesses in Mexico, Peru and Chile and $66.2 million related to the sale of its former Europe-North segment businesses, partially offset by an $8.3 million loss related to its former business in Brazil.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Capital Expenditures of Discontinued Operations
The following table presents the capital expenditures for discontinued operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025	2024	2025	2024
Capital expenditures(1)	$1,583	$15,609	$17,605	$39,822
(1)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for discontinued operations of $1.8 million and $6.1 million as of September 30, 2025 and 2024, respectively.

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
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for the three and nine months ended September 30, 2025 and 2024. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
America
Revenue	$309,959	$292,821	$867,263	$832,805
Site lease expense(1)	95,736	85,895	278,186	253,446
Employee compensation costs(2)	44,990	42,145	130,927	125,434
Other segment expenses(3)	35,792	36,409	109,237	103,109
Segment Adjusted EBITDA	$133,441	$128,372	$348,913	$350,816
Capital expenditures	$8,236	$13,406	$26,882	$35,679

Airports
Revenue	$95,610	$82,331	$275,278	$245,476
Site lease expense(1)	57,370	51,507	168,523	148,347
Employee compensation costs(2)	8,367	7,154	23,999	21,588
Other segment expenses(3)	8,007	6,745	22,230	20,452
Segment Adjusted EBITDA	$21,866	$16,925	$60,526	$55,089
Capital expenditures	$3,838	$3,188	$8,631	$6,634
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
America	$309,959	$292,821	$867,263	$832,805
Airports	95,610	82,331	275,278	245,476
Other	68	36	84	230
Total	$405,637	$375,188	$1,142,625	$1,078,511

Segment Adjusted EBITDA
America	$133,441	$128,372	$348,913	$350,816
Airports	21,866	16,925	60,526	55,089
Other	(325)	(310)	(896)	(1,103)
Total	$154,982	$144,987	$408,543	$404,802

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$154,982	$144,987	$408,543	$404,802
Less reconciling items:
Corporate expenses(1)	30,282	31,302	81,185	95,223
Restructuring and other costs(2)	3	386	8	2,799
Depreciation and amortization	43,873	46,222	130,212	130,775
Other operating expense (income), net	107	341	(5,993)	(3,046)
Interest expense, net	101,053	99,662	296,440	301,477
Loss on extinguishment of debt, net	43,752	—	14,956	2,393
Other expense (income), net	(69)	820	(981)	9,220
Loss from continuing operations before income taxes	$(64,019)	$(33,746)	$(107,284)	$(134,039)

Capital Expenditures(3)
America	$8,236	$13,406	$26,882	$35,679
Airports	3,838	3,188	8,631	6,634
Other	—	—	52	13
Corporate	1,161	1,269	3,728	3,152
Total	$13,235	$17,863	$39,293	$45,478
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
(3)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for continuing operations of $2.9 million and $6.5 million as of September 30, 2025 and 2024, respectively.

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
The following table presents revenue from contracts with customers, revenue from leases and total revenue from continuing operations, disaggregated by geography, for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total revenue
Three Months Ended September 30, 2025
U.S.(1)	$305,510	$100,059	$405,569
Singapore	68	—	68
Total	$305,578	$100,059	$405,637

Three Months Ended September 30, 2024
U.S.(1)	$213,837	$161,315	$375,152
Singapore	36	—	36
Total	$213,873	$161,315	$375,188

Nine Months Ended September 30, 2025
U.S.(1)	$771,267	$371,274	$1,142,541
Singapore	84	—	84
Total	$771,351	$371,274	$1,142,625

Nine Months Ended September 30, 2024
U.S.(1)	$611,423	$466,858	$1,078,281
Singapore	230	—	230
Total	$611,653	$466,858	$1,078,511
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2025 and December 31, 2024 consisted of the following:

(In thousands)	Maturity	September 30, 2025	December 31, 2024
Receivables-Based Credit Facility(1)	June 2030	$—	$—
Revolving Credit Facility(2)	June 2030	—	—
Term Loan Facility	August 2028	425,000	425,000
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes(3)	August 2027	—	1,250,000
Clear Channel Outdoor Holdings 9.000% Senior Secured Notes(3)	September 2028	—	750,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes	April 2030	865,000	865,000
Clear Channel Outdoor Holdings 7.125% Senior Secured Notes(3)	February 2031	1,150,000	—
Clear Channel Outdoor Holdings 7.500% Senior Secured Notes(3)	March 2033	900,000	—
Clear Channel Outdoor Holdings 7.750% Senior Notes(4)	April 2028	899,311	995,000
Clear Channel Outdoor Holdings 7.500% Senior Notes(4)	June 2029	905,950	1,040,000
Clear Channel International B.V. Term Loan Facility(5)		—	375,000
Finance leases		3,699	3,974
Original issue discount		(3,917)	(7,313)
Long-term debt fees		(44,931)	(36,356)
Total debt		5,100,112	5,660,305
Less: Current portion		299	348
Total long-term debt		$5,099,813	$5,659,957
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
(3)On August 4, 2025, the Company issued $1,150.0 million aggregate principal amount of 7.125% Senior Secured Notes due 2031 and $900.0 million aggregate principal amount of 7.500% Senior Secured Notes due 2033. At closing, the Company deposited an amount equal to the net proceeds from these offerings, together with cash on hand, with the trustee to fund the full redemption of the $1,250.0 million aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the “5.125% Senior Secured Notes”) and $750.0 million aggregate principal amount of 9.000% Senior Secured Notes due 2028 (the “9.000% Senior Secured Notes”). As a result, the indentures governing these notes were satisfied and discharged. In connection with these transactions, the Company paid $62.0 million of accrued interest, a $36.1 million redemption premium and $25.6 million of other transaction fees and expenses. The Company recognized a $43.8 million loss on debt extinguishment related to these transactions.
(4)In the second quarter of 2025, the Company repurchased $95.7 million aggregate principal amount of its 7.750% Senior Notes due 2028 (the “7.750% Senior Notes”) and $134.1 million aggregate principal amount of its 7.500% Senior Notes due 2029 (the “7.500% Senior Notes”) in open market transactions at a discount. The total cash payment was $203.4 million, including accrued interest of $4.0 million and related fees. As a result, the Company recognized a $28.8 million gain on debt extinguishment. The repurchased notes are held by the Company and have not been canceled.
(5)On March 31, 2025, the Company used a portion of the net proceeds from the sale of its Europe-North segment businesses (as described in Note 2) to fully prepay the $375.0 million aggregate principal amount of CCIBV term loans and $11.9 million of accrued interest. As a result, the Company recognized a $5.4 million loss on debt extinguishment, which is reported in discontinued operations as described in Note 2. Upon repayment, CCIBV and the guarantors under the credit agreement that governed the CCIBV Term Loan Facility, and all collateral granted as security thereunder, were released, and the credit agreement was terminated.
The aggregate market value of the Company’s debt, based on market prices for which quotes were available, was approximately $5.3 billion and $5.5 billion as of September 30, 2025 and December 31, 2024, respectively. Under the fair value hierarchy established by ASC 820-10-35, the inputs used to determine the market value of the Company’s debt are classified as Level 1.
As of September 30, 2025, the Company was in compliance with all covenants contained in its debt agreements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.125% Senior Secured Notes Due 2031
On August 4, 2025, the Company completed the sale of $1,150.0 million aggregate principal amount of 7.125% Senior Secured Notes due 2031 (the “7.125% Senior Secured Notes”). The 7.125% Senior Secured Notes were issued pursuant to an indenture dated August 4, 2025 (the “7.125% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
The 7.125% Senior Secured Notes mature on February 15, 2031 and bear interest at a rate of 7.125% per annum, payable semi-annually on February 15 and August 15, beginning February 15, 2026.
Guarantees and Security
The 7.125% Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by certain of the Company’s wholly owned existing and future domestic subsidiaries. The 7.125% Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in substantially all of the assets that secure the Company’s Revolving Credit Facility and Term Loan Facility on a pari passu basis with the liens on such assets (other than the assets securing the Company’s Receivables-Based Credit Facility), and on a second-priority basis by security interests in the assets that secure the Receivables-Based Credit Facility on a first-priority basis, in each case, other than any excluded assets and subject to intercreditor agreements.
The 7.125% Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness.
Redemptions
The Company may redeem all or a portion of the 7.125% Senior Secured Notes at the redemption prices set forth in the 7.125% Senior Secured Notes Indenture.
Certain Covenants
The 7.125% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens.
7.500% Senior Secured Notes Due 2033
On August 4, 2025, the Company completed the sale of $900.0 million aggregate principal amount of the 7.500% Senior Secured Notes Due 2033 (the “7.500% Senior Secured Notes”). The 7.500% Senior Secured Notes were issued pursuant to an indenture dated August 4, 2025 (the “7.500% Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
The 7.500% Senior Secured Notes mature on March 15, 2033 and bear interest at a rate of 7.500% per annum, payable semi-annually on March 15 and September 15, beginning March 15, 2026.
Guarantees and Security
The 7.500% Senior Secured Notes are guaranteed and secured on the same basis, and by the same collateral, as the 7.125% Senior Secured Notes, other than any excluded assets and subject to intercreditor agreements.
The 7.500% Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness.
Redemptions
The Company may redeem all or a portion of the 7.500% Senior Secured Notes at the redemption prices set forth in the 7.500% Senior Secured Notes Indenture.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Certain Covenants
The 7.500% Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors of such notes; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens.
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
As of September 30, 2025, the Company had $81.7 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $118.3 million of excess availability, and $7.0 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $93.0 million of remaining excess availability. Additionally, as of September 30, 2025, the Company had $44.7 million and $9.7 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $2.5 million of cash collateral. A portion of these letters of credit and guarantees at September 30, 2025 related to discontinued operations that were held for sale as of this date. Refer to Note 2 for additional information.
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
NOTE 7 – INCOME TAXES
Income Tax Benefit Attributable to Continuing Operations
The Company’s income tax benefit attributable to continuing operations for the three and nine months ended September 30, 2025 and 2024 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current tax benefit (expense) attributable to continuing operations	$1,234	$(661)	$(1,263)	$(1,491)
Deferred tax benefit attributable to continuing operations	13,198	6,333	9,989	12,818
Income tax benefit attributable to continuing operations	$14,432	$5,672	$8,726	$11,327
The effective tax rates for continuing operations for the three and nine months ended September 30, 2025 were 22.5% and 8.1%, respectively, compared to 16.8% and 8.5% for the same periods in 2024. The rates were primarily impacted by a valuation allowance recorded against current-period deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty regarding the Company’s ability to realize those assets in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
U.S. Tax Reform
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, introducing new legislation and revisions to the Internal Revenue Code, including modifications to bonus depreciation and interest expense limitations, among other provisions. The Company evaluated and recognized the effects of the OBBB in the third quarter of 2025 and determined that the impacts, which were favorable, were not material to the current period consolidated financial statements.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following asset classes as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Structures	$1,860,587	$1,847,953
Land, buildings and improvements	128,465	130,325
Furniture and other equipment	100,691	96,500
Construction in progress	27,040	31,682
Property, plant and equipment, gross	2,116,783	2,106,460
Less: Accumulated depreciation	(1,674,236)	(1,626,473)
Property, plant and equipment, net	$442,547	$479,987
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits(1)	$758,812	$(194,183)	$758,482	$(145,177)
Permanent easements(1)	165,877	—	165,031	—
Trademarks	83,569	(53,770)	83,569	(47,533)
Transit, street furniture and other outdoor contractual rights	206,283	(192,737)	206,283	(188,885)
Total intangible assets	$1,214,541	$(440,690)	$1,213,365	$(381,595)
(1)During the nine months ended September 30, 2025, the Company acquired permits valued at $0.3 million and permanent easements valued at $0.2 million as part of asset acquisitions. The acquired permits have an amortization period of 14 years.
Goodwill
The following table presents the goodwill balance for the Company’s segments as of September 30, 2025. There were no changes to the balances during the nine months ended September 30, 2025.

(In thousands)	America(1)	Airports	Consolidated
Balance as of September 30, 2025	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.
Annual Impairment Tests
The Company performs its annual impairment tests for permanent easements and goodwill as of July 1 of each year, or more frequently as events or changes in circumstances warrant, as described in the Company's 2024 Annual Report on Form 10-K. No impairment was recognized during the nine months ended September 30, 2025 or 2024 as a result of these tests.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 – STOCKHOLDERS’ DEFICIT
Share-Based Compensation
Share-Based Compensation Expense
Share-based compensation expense for continuing operations, recognized within “Corporate expenses” on the Consolidated Statements of Income (Loss), was $6.3 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively, and $19.1 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, 24,089,137 shares remained available for issuance under the Stock Incentive Plan, assuming a 100% payout of all outstanding PSUs, including awards granted to employees of discontinued operations.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Net Income (Loss) per Share
The following table presents the computation of net income (loss) per share for the three and nine months ended September 30, 2025 and 2024:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators:
Loss from continuing operations	$(49,587)	$(28,074)	$(98,558)	$(122,712)
Less: Net income from continuing operations attributable to noncontrolling interests	1,217	959	2,993	2,034
Net loss from continuing operations attributable to the Company	(50,804)	(29,033)	(101,551)	(124,746)
Income (loss) from discontinued operations	(9,262)	(3,482)	113,571	(36,561)
Less: Net income from discontinued operations attributable to noncontrolling interests	28	25	85	70
Net income (loss) from discontinued operations attributable to the Company	(9,290)	(3,507)	113,486	(36,631)
Net income (loss) attributable to the Company	$(60,094)	$(32,540)	$11,935	$(161,377)

Denominators:
Weighted average common shares outstanding – Basic	497,030	488,947	494,743	487,155
Weighted average common shares outstanding – Diluted(1)	497,030	488,947	494,743	487,155

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.06)	$(0.21)	$(0.26)
Net income (loss) from discontinued operations attributable to the Company per share of common stock	(0.02)	(0.01)	0.23	(0.08)
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted(2)	$(0.12)	$(0.07)	$0.02	$(0.33)
(1)Outstanding equity awards equivalent to 38.9 million and 29.2 million shares for the three months ended September 30, 2025 and 2024, respectively, and 31.8 million and 26.0 million shares for the nine months ended September 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
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

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents in the Balance Sheets	$155,010	$109,707
Cash and cash equivalents included in Current assets of discontinued operations	23,289	54,595
Restricted cash included in:
Other current assets	1,825	1,116
Current assets of discontinued operations	959	6,654
Other assets	1,879	—
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$182,962	$172,072
Accounts Receivable
The following table presents the components of “Accounts receivable, net,” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$352,345	$355,622
Less: Allowance for credit losses	(12,060)	(11,526)
Accounts receivable, net	$340,285	$344,096
Credit loss expense for continuing operations, recognized within “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), was $1.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Accrued Expenses
The following table presents the components of “Accrued expenses” as reported in the Consolidated Balance Sheets:

(In thousands)	September 30, 2025	December 31, 2024
Accrued rent	$43,947	$54,785
Accrued employee compensation and benefits	31,241	41,723
Accrued taxes	15,144	14,711
Accrued other	59,979	52,396
Total accrued expenses	$150,311	$163,615
Other Operating Expense (Income), Net
Other operating expense (income), net, includes net gains from the sale or disposal of operating assets of $0.6 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $7.9 million and $8.1 million for the nine months ended September 30, 2025 and 2024, respectively.
These gains were offset by transaction costs associated with structural initiatives and financial advisory services, totaling $0.5 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively, as well as other miscellaneous fees.
Other Income (Expense), Net
For the nine months ended September 30, 2024, other expense, net, included $10.0 million of debt modification costs related to the issuance of the 7.875% Senior Secured Notes due 2030 (the “7.875% Senior Secured Notes”) and the associated prepayment and refinancing of the Term Loan Facility, further described in the Company’s 2024 Annual Report on Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024.

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
International Sales Processes and Dispositions
On February 5, 2025, we sold our businesses in Mexico, Peru and Chile to Global Media US LLC in a simultaneous sign-and-close transaction for a purchase price of $34.0 million, subject to certain customary adjustments.
On March 31, 2025, we sold our Europe-North segment businesses to Bauer Radio Limited, a subsidiary of Bauer Media Group, for a purchase price of $625.0 million, subject to certain customary adjustments.
On September 7, 2025, we entered into a definitive agreement to sell our business in Spain to Atresmedia Corporación de Medios de Comunicación, S.A. for a purchase price of approximately $134.9 million, based on the prevailing exchange rate as of September 30, 2025, subject to certain customary adjustments. The transaction is expected to close by early 2026, upon satisfaction of regulatory approval. We intend to use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to further reduce our outstanding debt.
On October 1, 2025, we sold our business in Brazil to Publibanca Brasil S.A., an affiliate of Eletromidia S.A., for a purchase price of approximately $15.0 million, subject to certain customary adjustments. We intend to use the net proceeds from the sale, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility as permitted under our debt agreements.
For additional details, refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Debt Activity
In 2025, we used net proceeds from business sales and cash on hand to reduce our outstanding debt by approximately $605 million, improving our capital structure. These actions included:
•On March 31, 2025, we fully prepaid the $375.0 million CCIBV Term Loan Facility, along with accrued interest.
•In the second quarter of 2025, we repurchased $229.7 million of our 7.750% and 7.500% Senior Notes for a total cash payment of $203.4 million, including accrued interest and related fees.
In 2025, we also took actions to extend our debt maturity profile, enhancing liquidity. These included:
•On June 12, 2025, we amended our Receivables-Based Credit Agreement and Senior Secured Credit Agreement to, among other things, extend the maturity dates of the related credit facilities to June 2030 and adjust the respective revolving credit commitments.
•On August 4, 2025, we refinanced $2.0 billion of our existing senior secured notes, including our 5.125% Senior Secured Notes due 2027 and 9.000% Senior Secured Notes due 2028, with the issuance of $1.15 billion of 7.125% Senior Secured Notes due 2031 and $0.9 billion of 7.500% Senior Secured Notes due 2033.
For additional details, refer to Note 5 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Macroeconomic Trends, Uncertainties and Seasonality
Inflation has continued to moderate from previous levels but remains above the U.S. Federal Reserve’s target. Interest rates also declined modestly following the Federal Reserve’s 25-basis-point reductions to the federal funds rate in each of September and October 2025; however, borrowing costs remain elevated relative to recent historical averages. Inflation and higher interest rates have created cost pressures in certain areas of our operations in the past and may further influence operating expenses and borrowing costs in the future.
Additionally, global trade policy remains highly uncertain. Since the beginning of 2025, the U.S. has expanded its use of tariffs, including higher tariffs on goods from China and the European Union, as well as on imports of steel, aluminum and certain technology products. The global trade environment continues to evolve, with several major tariff policies maintained and/or expanded and additional measures announced or under review as negotiations continue. Although we have not experienced material impacts to date, these developments have resulted in isolated cost pressures, primarily related to certain materials and components, and we continue to monitor potential future impacts. We maintain mitigation strategies, such as locked-in pricing agreements with key suppliers, to limit near-term exposure to price fluctuations. However, the long-term effects of evolving trade policies and economic conditions remain uncertain, and our strategies may not be successful or fully offset these risks. We continue to monitor these developments and may adjust procurement, pricing and supply chain strategies as needed.
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
•Results of discontinued operations are presented and discussed below separately from results of continuing operations.

Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$405,637	$375,188	8.1%	$1,142,625	$1,078,511	5.9%
Operating expenses:
Direct operating expenses	184,430	167,106	10.4%	538,489	489,328	10.0%
Selling, general and administrative expenses	66,228	63,481	4.3%	195,601	187,180	4.5%
Corporate expenses	30,282	31,302	(3.3)%	81,185	95,223	(14.7)%
Depreciation and amortization	43,873	46,222	(5.1)%	130,212	130,775	(0.4)%
Other operating expense (income), net	107	341		(5,993)	(3,046)
Operating income	80,717	66,736		203,131	179,051
Interest expense, net	(101,053)	(99,662)		(296,440)	(301,477)
Loss on extinguishment of debt, net	(43,752)	—		(14,956)	(2,393)
Other income (expense), net	69	(820)		981	(9,220)
Loss from continuing operations before income taxes	(64,019)	(33,746)		(107,284)	(134,039)
Income tax benefit attributable to continuing operations	14,432	5,672		8,726	11,327
Loss from continuing operations	(49,587)	(28,074)		(98,558)	(122,712)
Income (loss) from discontinued operations	(9,262)	(3,482)		113,571	(36,561)
Consolidated net income (loss)	(58,849)	(31,556)		15,013	(159,273)
Less: Net income attributable to noncontrolling interests	1,245	984		3,078	2,104
Net income (loss) attributable to the Company	$(60,094)	$(32,540)		$11,935	$(161,377)
Consolidated Revenue
Consolidated revenue increased by $30.4 million, or 8.1%, for the three months ended September 30, 2025, and by $64.1 million, or 5.9%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by the new roadside billboard contract with the Metropolitan Transportation Authority (“MTA”) and, to a lesser extent, improved performance in the San Francisco/Bay Area market within the America segment, as well as strong advertising demand in the Airports segment.
Revenue growth in both periods was primarily attributable to higher digital revenue. The table below provides additional information on consolidated digital revenue.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$170,963	$147,886	15.6%	$487,152	$425,452	14.5%
Percent of total consolidated revenue	42.1%	39.4%		42.6%	39.4%
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased by $17.3 million, or 10.4%, for the three months ended September 30, 2025, and by $49.2 million, or 10.0%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher site lease expense, reflecting the impact of the MTA contract in the America segment and revenue growth in the Airports segment. For the nine-month period, the increase also reflected lower rent abatements.

The table below provides additional information on certain drivers of consolidated direct operating expenses.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$153,165	$137,402	11.5%	$446,768	$401,795	11.2%
Reductions of rent expense on lease and non-lease contracts from rent abatements	12	251	(95.2)%	1,432	5,879	(75.6)%
Restructuring and other costs	3	86	(96.5)%	8	1,064	(99.2)%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased by $2.7 million, or 4.3%, for the three months ended September 30, 2025, and by $8.4 million, or 4.5%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher employee compensation, reflecting additional sales headcount and higher incentive-based pay across segments.
These increases were partially offset by lower restructuring and other costs, as the prior-year periods included expenses related to the Company’s decision to reduce the scale of its operations in Singapore. The table below provides additional information on restructuring and other costs included within SG&A expenses.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Restructuring and other costs	$—	$300	(100.0)%	$—	$1,735	(100.0)%
Corporate Expenses
Corporate expenses decreased by $1.0 million, or 3.3%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to certain legal costs recorded in the prior year related to property and casualty settlements.
Corporate expenses decreased by $14.0 million, or 14.7%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily attributable to the receipt of $10.1 million in insurance proceeds in the current year, related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter. These proceeds are reflected in “Restructuring and other costs (reversals)” in the table below. The year-to-date decrease also reflects the absence of certain prior-year legal costs related to property and casualty settlements, as well as lower employee compensation, largely related to insurance benefits. Excluding share-based compensation, these cost decreases totaled $7.5 million.
The table below provides additional information on certain drivers of corporate expenses.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Share-based compensation expense(1)	$6,309	$6,019	4.8%	$19,092	$17,279	10.5%
Restructuring and other costs (reversals)(2)	1,506	1,275	18.1%	(6,120)	4,095	NM
(1)Excludes share-based compensation expense (reversal) for employees of discontinued operations.
(2)Percentage changes that are so large as to not be meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization decreased by $2.3 million, or 5.1%, for the three months ended September 30, 2025, and by $0.6 million, or 0.4%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease for the three-month period primarily resulted from lower estimated asset retirement obligation costs.
Other Operating Expense (Income), Net
Other operating expense, net, was $0.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and other operating income, net, was $6.0 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The changes primarily reflect lower transaction costs related to structural initiatives and financial advisory services. Refer to Note 11 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net
Interest expense, net, increased by $1.4 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the August 2025 senior secured notes refinancing.
For the nine months ended September 30, 2025, interest expense, net, decreased by $5.0 million compared to the same period in 2024, primarily due to the repurchase of a portion of our 7.750% and 7.500% Senior Notes in the second quarter of 2025 and lower average interest rates on our Term Loan Facility. These decreases were partially offset by higher interest expense associated with the August 2025 senior secured notes refinancing.
Loss on Extinguishment of Debt, Net
During the three months ended September 30, 2025, we recognized a loss on extinguishment of debt of $43.8 million related to the August 2025 senior secured notes refinancing transactions. For the nine months ended September 30, 2025, this loss was partially offset by a $28.8 million gain on extinguishment of debt recognized in the second quarter of 2025 related to the repurchase of a portion of our 7.750% and 7.500% Senior Notes in open market transactions at a discount.
We did not extinguish any debt during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized a $2.4 million loss on extinguishment of debt related to the prepayment and amendment of the Term Loan Facility.
Other Income (Expense), Net
Other income (expense), net, was income of $0.1 million and expense of $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and income of $1.0 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2024, other expense, net, was $9.2 million, primarily due to $10.0 million of debt modification expense related to the issuance of the 7.875% Senior Secured Notes and the associated prepayment and refinancing of the Term Loan Facility.
Income Tax Benefit Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and nine months ended September 30, 2025 were 22.5% and 8.1%, respectively, compared to 16.8% and 8.5% for the three and nine months ended September 30, 2024, respectively. The rates were primarily impacted by a valuation allowance recorded against current-period deferred tax assets, primarily related to interest expense carryforwards, due to uncertainty regarding our ability to realize those assets in future periods.
In the third quarter of 2025, we recognized the effects of the applicable provisions of the One Big Beautiful Bill Act (“OBBB”). The impacts were favorable but not material to our current period consolidated financial statements. Certain provisions of the OBBB are expected to reduce federal current tax expense in future periods.
America Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$309,959	$292,821	5.9%	$867,263	$832,805	4.1%
Direct operating expenses(1)	121,460	110,847	9.6%	354,274	325,294	8.9%
SG&A expenses(1)	55,061	53,706	2.5%	164,084	157,277	4.3%
Segment Adjusted EBITDA	133,441	128,372	3.9%	348,913	350,816	(0.5)%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $17.1 million, or 5.9%, for the three months ended September 30, 2025, and by $34.5 million, or 4.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by the MTA contract and, to a lesser extent, improved performance in the San Francisco/Bay Area market.

Revenue growth by format was driven by both print and digital billboards, reflecting the addition of new boards to our portfolio, including those operated under the MTA contract, as well as higher advertiser demand. Digital revenue growth also benefited from increased programmatic sales. The table below provides additional information on America digital revenue.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$113,113	$105,797	6.9%	$316,537	$292,443	8.2%
Percent of total segment revenue	36.5%	36.1%		36.5%	35.1%
Revenue growth by sales channel was primarily driven by local sales, reflecting sustained strength in local advertising demand across various markets, with national sales also contributing. National sales accounted for 36.5% and 36.3% of America revenue for the three months ended September 30, 2025 and 2024, respectively, and 34.9% and 35.3% for the nine months ended September 30, 2025 and 2024, respectively, with the remainder derived from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $10.6 million, or 9.6%, for the three months ended September 30, 2025, and by $29.0 million, or 8.9%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by higher site lease expense, mainly attributable to the MTA contract and, to a lesser extent, the absence of a favorable adjustment to lessor property taxes recognized in the prior-year period. The table below provides information on America site lease expense.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$95,736	$85,895	11.5%	$278,186	$253,446	9.8%
America SG&A Expenses
America SG&A expenses increased by $1.4 million, or 2.5%, for the three months ended September 30, 2025, and by $6.8 million, or 4.3%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The increases were primarily driven by higher employee compensation, reflecting additional sales headcount and higher incentive-based pay.
For the three-month period, higher employee compensation was partially offset by lower payment processing fees. For the nine-month period, the increase also reflected higher credit loss expense, primarily due to a favorable adjustment recognized in the prior-year period.
Airports Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Revenue	$95,610	$82,331	16.1%	$275,278	$245,476	12.1%
Direct operating expenses(1)	62,924	56,261	11.8%	184,155	163,085	12.9%
SG&A expenses(1)	10,820	9,145	18.3%	30,597	27,400	11.7%
Segment Adjusted EBITDA	21,866	16,925	29.2%	60,526	55,089	9.9%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased by $13.3 million, or 16.1%, for the three months ended September 30, 2025, and by $29.8 million, or 12.1%, for the nine months ended September 30, 2025, compared to the same periods in 2024. These increases were driven by strong advertising demand, with the most significant year-over-year growth at San Francisco International Airport, the Port Authority of New York and New Jersey, and other major hub airports.

Revenue growth by format was driven by higher digital revenue, partially offset by lower print revenue. The table below provides additional information on Airports digital revenue.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Digital revenue	$57,850	$42,089	37.4%	$170,615	$133,009	28.3%
Percent of total segment revenue	60.5%	51.1%		62.0%	54.2%
Revenue growth by sales channel was primarily driven by national sales, which accounted for 63.8% and 58.6% of Airports revenue for the three months ended September 30, 2025 and 2024, respectively, and 62.4% and 57.2% for the nine months ended September 30, 2025 and 2024, respectively. The remainder was derived from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $6.7 million, or 11.8%, for the three months ended September 30, 2025, and by $21.1 million, or 12.9%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The increases were primarily driven by higher site lease expense, reflecting revenue growth, with the nine-month period also impacted by lower rent abatements. The table below provides additional information on Airports site lease expense and rent abatements.

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
Site lease expense	$57,370	$51,507	11.4%	$168,523	$148,347	13.6%
Reductions of rent expense on lease and non-lease contracts from rent abatements	12	236	(94.9)%	1,432	5,834	(75.5)%
Airports SG&A Expenses
Airports SG&A expenses increased by $1.7 million, or 18.3%, for the three months ended September 30, 2025, and by $3.2 million, or 11.7%, for the nine months ended September 30, 2025, compared to the same periods in 2024. The increases were primarily driven by higher employee compensation, reflecting additional sales headcount and higher incentive-based pay.
Income (Loss) from Discontinued Operations
For the three months ended September 30, 2025, loss from discontinued operations was $9.3 million, reflecting a $4.2 million net loss on sold and held-for-sale businesses, primarily due to a fair value adjustment for the Brazil business. This period also includes operating results from our business in Spain and former business in Brazil, as well as transaction costs related to international sales processes.
For the nine months ended September 30, 2025, income from discontinued operations was $113.6 million, primarily driven by a $127.8 million net gain on sold and held-for-sale businesses, mainly resulting from the international sales completed in the first quarter. This period also includes operating results from our business in Spain, our former businesses in Brazil, Mexico, Peru and Chile, and our former Europe-North segment through their respective sale dates, offset by interest expense, a loss on debt extinguishment related to the CCIBV Term Loan Facility, and transaction costs related to international sales processes.
By comparison, discontinued operations generated losses of $3.5 million and $36.6 million for the three and nine months ended September 30, 2024, respectively. These prior-year periods included operating results from our business in Spain and the businesses sold in 2025, and also reflected expenses not incurred in 2025, such as depreciation and amortization (which ceased upon held-for-sale classification) and impairment charges on certain long-lived assets in Latin America, as well as higher interest expense and transaction costs related to international sales processes.
Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements include working capital to support business operations, capital expenditures and debt service obligations. We typically fund these needs through cash on hand, cash generated from operations and, when necessary, borrowings under our credit facilities. In 2025, we also received cash proceeds from the sales of our former Europe-North segment businesses and Latin American businesses. We believe these sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months.
Long-Term Liquidity
Our long-term cash requirements will depend on various factors, including the growth of our business, investments in digital conversions and new technologies, and the pursuit and outcome of strategic opportunities. Additionally, we have long-term cash requirements related to the repayment of our outstanding debt, which, following our August 2025 refinancing transactions, matures between 2028 and 2033.
As part of our long-term financing and investment strategy, we have repurchased, and may from time to time in the future repurchase, outstanding notes through open market purchases, privately negotiated transactions or other means. These repurchases could materially impact our liquidity, results of operations or leverage ratios, which in turn could affect our ability to comply with the covenants in our debt agreements. In the second quarter of 2025, we repurchased $229.7 million aggregate principal amount of 7.750% and 7.500% Senior Notes in open market transactions for a total cash payment of $203.4 million, including accrued interest and related fees. Any future repurchase decisions will depend on factors such as prevailing market conditions, our liquidity needs and contractual restrictions, and the amounts involved may be material.
We believe that our sources of funds will be adequate to meet our long-term cash requirements. However, our ability to meet these cash requirements through cash from operations will depend on our future operating results and financial performance, which are subject to significant uncertainty and may be affected by factors beyond our control, such as macroeconomic conditions, interest rates, inflation, global trade policy shifts and geopolitical instability, including the ongoing conflicts in Ukraine and the Middle East. Furthermore, our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, and reduce our liquidity over time.
We regularly consider and discuss potential financing alternatives with our lenders and other parties. In the future, we may seek supplemental liquidity through additional financing from banks or other lenders; offerings of public or private debt, equity or equity-linked securities; strategic partnerships; or a combination of these. From time to time, we have explored, and expect to continue exploring, transactions to improve our liquidity and/or refinance our indebtedness. However, there is no assurance that we will be able to secure financing alternatives, complete liquidity-generating transactions or refinance debt in sufficient amounts or on terms acceptable to us in the future, due to market conditions, our financial condition, liquidity constraints or other factors that may be beyond our control. Even if financing alternatives are available, we may not find them suitable or offered at reasonable interest rates, and the terms of our existing or future debt agreements may limit our ability to secure financing on favorable terms or at all.
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
A significant cash requirement is site lease expense, which include payments for land or space used by our advertising displays. These costs consist of both minimum guaranteed payments and revenue-sharing arrangements under lease and non-lease contracts. For the nine months ended September 30, 2025 and 2024, we incurred site lease expense for continuing operations of $446.8 million and $401.8 million, respectively, which are included in “Direct operating expenses” in our Consolidated Statements of Income (Loss). During the nine months ended September 30, 2024, we received $5.9 million of rent abatements. Rent abatements totaled $1.4 million for the nine months ended September 30, 2025 and are not expected to continue.

Capital Expenditures and Acquisitions
Capital Expenditures
We made the following capital expenditures during the nine months ended September 30, 2025 and 2024:

(In thousands)	Nine Months Ended September 30,
	2025	2024
America	$26,882	$35,679
Airports	8,631	6,634
Other	52	13
Corporate	3,728	3,152
Capital expenditures for continuing operations	39,293	45,478
Capital expenditures for discontinued operations(1)	17,605	39,822
Total capital expenditures(2),(3)	$56,898	$85,300
(1)Capital expenditures for discontinued operations decreased following the sales of our former Europe-North segment businesses and certain Latin American businesses in the first quarter of 2025.
(2)As of September 30, 2025 and 2024, we had accrued but unpaid capital expenditures for continuing operations of $2.9 million and $6.5 million, respectively. For discontinued operations, accrued but unpaid capital expenditures were $1.8 million and $6.1 million, respectively.
(3)Excludes asset acquisitions.
Acquisitions
During the nine months ended September 30, 2025 and 2024, we acquired out-of-home advertising assets in our America segment for total cash consideration of $0.5 million and $8.8 million, respectively. The 2025 acquisitions included permits and easements, while the 2024 acquisitions primarily included permits and digital billboard structures.
In August 2024, we also paid $9.3 million in cash consideration, net of cash acquired, to acquire a business that develops and operates urban infrastructure in Norway, including bike-sharing programs and bus shelters. (This acquisition was subsequently sold as part of the sale of our Europe-North segment.)
Debt Activity, Service Obligations and Covenants
Debt Activity
In March 2024, we issued $865.0 million aggregate principal amount of 7.875% Senior Secured Notes and used a portion of the proceeds to prepay $835.0 million of borrowings outstanding under the Term Loan Facility. At the same time, we amended the Senior Secured Credit Agreement to refinance the remaining $425.0 million balance of the Term Loan Facility and extend its maturity date, subject to certain conditions. The refinanced term loans were issued at a 1% discount, and proceeds, along with cash on hand, were used to repay the original term loans, $14.9 million of accrued interest and $15.4 million of related transaction fees.
Also in March 2024, CCIBV entered into a $375.0 million CCIBV Term Loan Facility, issued at a 1% discount. Proceeds, together with cash on hand, were used to redeem the $375.0 million CCIBV Senior Secured Notes and pay $11.8 million of accrued interest. Related transaction fees totaled $5.8 million, including $5.1 million paid during the nine months ended September 30, 2024, and $0.4 million paid during the nine months ended September 30, 2025.
On March 31, 2025, we used a portion of the net proceeds from the sale of our Europe-North segment businesses to fully prepay the CCIBV Term Loan Facility, including $11.9 million of accrued interest. Upon repayment, CCIBV, its guarantors and all collateral granted as security under the credit agreement were released, and the credit agreement was terminated.
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

On August 4, 2025, we issued $1,150.0 million aggregate principal amount of 7.125% Senior Secured Notes and $900.0 million aggregate principal amount of 7.500% Senior Secured Notes. The proceeds, together with cash on hand, were used to fund the full redemption of $1,250.0 million aggregate principal amount of 5.125% Senior Secured Notes and $750.0 million aggregate principal amount of 9.000% Senior Secured Notes. As a result, the indentures governing the 5.125% and 9.000% Senior Secured Notes were satisfied and discharged. In connection with these transactions, we paid $62.0 million of accrued interest, a $36.1 million redemption premium and $25.6 million of other transaction fees and expenses.
Debt Service Obligations
During the nine months ended September 30, 2025 and 2024, we paid cash interest of $282.0 million and $297.1 million, respectively. The $15.1 million decrease primarily reflects the impact of recent refinancing activity and related changes in interest payment timing and interest rates. We expect to pay approximately $112 million of cash interest for the remainder of 2025 and approximately $400 million in 2026, including the first interest payments on the 7.125% and 7.500% Senior Secured Notes. These estimates assume no additional debt prepayments, repurchases, refinancings or issuances.
Our next scheduled debt maturities occur in 2028, when the $899.3 million aggregate principal amount of 7.750% Senior Notes and the $425.0 million Term Loan Facility become due. For additional details on our long-term debt, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Debt Covenants
Our debt agreements contain certain covenants, as described in our 2024 Annual Report on Form 10-K. As of September 30, 2025, we were in compliance with all applicable covenants.
The Senior Secured Credit Agreement includes a springing financial covenant that applies only if the Revolving Credit Facility has an outstanding balance and undrawn letters of credit exceed $10 million. If triggered, the covenant requires that we maintain a first lien net leverage ratio of less than 7.10 to 1.00. As of September 30, 2025, these conditions were not met, and the covenant was not in effect. Accordingly, we have not presented the first lien net leverage ratio calculation in this Quarterly Report on Form 10-Q. Refer to the “Credit Facilities” section below for additional information on facility borrowings and excess availability as of September 30, 2025.
Sources of Capital and Liquidity
Cash On Hand
As of September 30, 2025, we had $178.3 million of cash and cash equivalents, including $23.3 million held by discontinued operations in Spain and Brazil and $5.2 million held by continuing operations subsidiaries outside the U.S., primarily in the Caribbean. At present, any remaining excess foreign cash could be repatriated with minimal U.S. tax consequences, and dividend distributions from international subsidiaries are not expected to trigger U.S. federal income tax liability.
Cash Flow from Operations
During the nine months ended September 30, 2025, net cash provided by operating activities was $58.6 million, compared to $50.5 million during the same period in 2024. The improvement primarily reflects lower cash interest payments, as described above; the absence of a $13.1 million payment to the SEC made during the third quarter of 2024 related to the resolution of the investigation of our former indirect, non-wholly-owned subsidiary, Clear Media; and the receipt in 2025 of $10.1 million in insurance proceeds related to the ongoing recovery of certain amounts previously incurred in connection with a resolved legal matter. These favorable impacts were partially offset by lower operating cash contributions from international businesses sold in the first quarter of 2025.
Dispositions
During the nine months ended September 30, 2025, we received $589.2 million in net cash proceeds from the sale of businesses, net of direct transaction costs paid and cash transferred with the businesses. This included $12.3 million from the sale of our businesses in Mexico, Peru and Chile, and $576.9 million from the sale of the businesses constituting our Europe-North segment, prior to the prepayment of the CCIBV Term Loan Facility and related accrued interest.
Additionally, we received $14.3 million and $12.2 million in cash proceeds from asset dispositions during the nine months ended September 30, 2025 and 2024, respectively.
On October 1, 2025, we sold our business in Brazil for a purchase price of approximately $15.0 million, subject to certain customary adjustments. We intend to use the net proceeds from the sale, after payment of transaction-related fees and expenses, to improve liquidity and increase financial flexibility as permitted under our debt agreements.

On September 7, 2025, we entered into a definitive agreement to sell our business in Spain for a purchase price of €115 million, or approximately $134.9 million based on the prevailing exchange rate as of September 30, 2025, subject to customary adjustments. To mitigate foreign currency risk, we entered into a purchased foreign exchange option in September 2025 that provides for minimum U.S. dollar proceeds of at least $130.0 million, before customary adjustments, with the final amount potentially higher depending on exchange rates at closing. The transaction is expected to close by early 2026, upon satisfaction of regulatory approval. We intend to use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to further reduce our outstanding debt.
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
The table below presents borrowings and excess availability under these credit facilities as of September 30, 2025:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$100.0	$200.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	7.0	81.7	88.6
Excess availability(3)	$93.0	$118.3	$211.4
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
(2)As of September 30, 2025, the letter of credit outstanding under the Revolving Credit Facility related to our business in Spain.
(3)Due to rounding, totals may not sum exactly as presented.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that impact the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and judgments are based on historical experience and assumptions that management believes are reasonable under the circumstances. We regularly evaluate these estimates, as they form the basis for judgments about the carrying values of assets and liabilities, and the reported amounts of revenue and expenses, that may not be readily apparent from other sources. Since future events cannot be predicted with certainty, actual results may differ from these estimates, and such differences could be material.
There have been no material changes to the critical accounting estimates, management's judgments and assumptions, and the potential effects if actual results differ from the assumptions that were disclosed in Item 7 of our 2024 Annual Report on Form 10-K, except that the critical accounting estimate set forth under “Goodwill” is updated as follows:
Goodwill
We perform an impairment test on goodwill at least annually, as of July 1, or more frequently if events or changes in circumstances indicate potential impairment. Our impairment testing is based on a discounted cash flow approach, which estimates future cash flows expected to be generated by the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
Assessing the recoverability of goodwill requires significant judgment and assumptions, including revenue growth rates; earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins; and the discount rate. These assumptions are based on our budgets, business plans, economic projections and marketplace data. The following assumptions were used in our annual impairment test performed as of July 1, 2025, which did not result in any impairment, to determine the fair value of our reporting units:
•Expected cash flows for the initial 4.5-year period were based on detailed, multi-year forecasts from each operating segment, reflecting the advertising outlook across our businesses.

•Cash flows were projected to grow at a perpetual growth rate of 3.0%.
•A discount rate of 10.0% was applied to each reporting unit.
Based on this analysis, a hypothetical 10% reduction in the estimated fair value of each reporting unit with goodwill would not have resulted in an impairment.
Additionally, the table below shows the decrease in the fair value of each reporting unit that would have resulted from a 100-basis-point decrease in revenue growth and EBITDA margin assumptions, and a 100-basis-point increase in the discount rate assumption. These changes would not have resulted in an impairment, as the fair value of each reporting unit remained above its carrying value.

(In thousands)	Revenue growth rate	EBITDA margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
America	$(666,866)	$(140,031)	$(615,926)
Airports	(64,440)	(49,390)	(57,254)
There were no indicators of impairment as of September 30, 2025. While we believe our estimates and assumptions are reasonable, actual results may differ, and a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: our business plans and strategies; the effects of tariffs and views on the macroeconomic environment; expectations regarding the pending sale of our business in Spain, including the expected proceeds and use of those proceeds; expectations about certain markets and potential improvements; industry and market trends; and our liquidity. These forward-looking statements, including expectations and projections about future matters, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
We caution that such statements involve numerous risks and uncertainties and are subject to variables that could impact our future performance. These statements are based on management’s views and assumptions as of the date they are made and are not guarantees of future performance. Actual future events and results may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements, except as required by law.
A variety of factors could materially affect future outcomes, including, but not limited to: the failure to satisfy the conditions to close, or otherwise close, the transaction to sell our business in Spain; continued economic uncertainty, an economic slowdown or a recession, including as a result of increased and proposed tariffs, retaliatory trade regulations and policies, and uncertainty in the financial and capital markets; our ability to generate enough cash to service our debt obligations and fund our operations, business strategy and capital expenditures; the impact of our substantial indebtedness, including the effect of leverage on our financial position and earnings; the difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom; volatility of our stock price; our ability to continue to comply with the applicable listing standards of the New York Stock Exchange, including the minimum bid price requirement, and any subsequent failure to timely resume compliance within any applicable cure period; changes in laws or regulations and tax structures; our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords; intense competition and potential changes in our market share; regulations and consumer concerns regarding privacy, digital services, data protection and artificial intelligence; breaches of our information security; failure to accurately estimate industry and Company forecasts and to maintain bookings; restrictions on out-of-home advertising of certain products; environmental, health, safety and land use laws and regulations; the impact of the recent dispositions of our Europe-North segment and Latin America businesses and the impact of the potential sale of our business in Spain, as well as other strategic transactions or acquisitions; third-party claims of intellectual property infringement, misappropriation or other violation against us or our suppliers; the impacts on our stock price as a result of future sales of common stock, or the perception thereof, and dilution resulting from additional capital raised through the sale of common stock or other equity-linked instruments; restrictions in our debt agreements that limit operational flexibility; challenges regarding our use of artificial intelligence to enhance operational efficiency and support decision-making across key areas of our business; the effect of credit ratings downgrades; our reliance on senior management and key personnel; continued scrutiny and shifting expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders; and other factors set forth in our SEC filings.

This list is not exhaustive and is intended for illustrative purposes only. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and inflation, and future fluctuations in these factors could affect our financial results. However, there have been no material changes in our market risk disclosures from those provided in Item 7A of our 2024 Annual Report on Form 10-K, except as noted below.
While our exposure to foreign currency exchange rate risk remains limited due to the classification of nearly all international operations as discontinued, we entered into a purchased foreign exchange option in the third quarter of 2025 to economically hedge the anticipated U.S. dollar proceeds from the euro-denominated pending sale of our business in Spain.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of Company management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

Date:	November 6, 2025	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer