Form 10-K/A
period 2025-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2026-03-27
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) of Clear Channel Outdoor Holdings, Inc. for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K that the Company did not include in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of stockholders containing such information within 120 days after December 31, 2025.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

Unless otherwise specified or indicated by the context, “Clear Channel Outdoor,” the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding our executive officers is set forth under “Executive Officers” under Item 1 of the Original Form 10-K.

Directors

The following sets forth information concerning the directors serving on the Board of Directors (the “Board”) of Clear Channel Outdoor as of March 1, 2026.

Director Age: 62 Board Committees: ● Audit ● Nominating and Corporate Governance (Chair) Board Member Since: 2019

John Dionne

Mr. Dionne served as a Senior Managing Director, and later as a Senior Advisor, at Blackstone Group L.P. (NYSE: BX), an investment firm, from December 2004 to January 2024. Since January 2014, he has served as a Senior Lecturer of Business Administration at the Harvard Business School. He previously served as a director of Caesars Entertainment Corporation (NASDAQ: CZR), a gaming-entertainment company, from October 2017 to July 2020, and as a director of Pelmorex Corporation, an international weather technology company. He currently serves as a member of the boards of Bridgepoint Group, plc and Cengage Group, and as a Senior Advisor to BayPine, a private investment firm, and Privacore Capital. Until he retired from his position as a Senior Managing Director of Blackstone, Mr. Dionne was most recently Global Head of its Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Chief Investment Officer and Founder of an investment fund focused on troubled companies. Mr. Dionne began his career with PricewaterhouseCoopers.

Key Qualifications and Experience

●    Extensive financial experience, including overall leadership of global fundraising efforts of over $25 billion for private equity investment vehicles at Blackstone Group L.P., and management of Blackstone Distressed Securities Firm with peak assets under management of over $2 billion, which provide valuable insights for the Company.

●    Previously was a Chartered Financial Analyst and Certified Public Accountant.

●    Significant experience as a director of companies and not-for-profit institutions.

Education

●     B.S. in Accounting, Economics and Finance, Magna Cum Laude, The University of Scranton

●     M.B.A., academic honors, Harvard Business School

Director Age: 63 Board Committees: ● Compensation ● Nominating and Corporate Governance Board Member Since: 2019

Lisa Hammitt

Since September 2025, Ms. Hammitt has served as the Chairwoman and Chief Executive Officer of Scintillate, Inc., a technology and information company. Prior to joining Scintillate, Inc., Ms. Hammitt was the Chairwoman of Intelsat, S.A., a former Luxembourg-headquartered operator of medium-earth-orbit and geosynchronous orbit satellites in media and telecommunications from 2023 until its merger with SES S.A. in July 2025. Previously, Ms. Hammitt served as the Executive Vice President, Artificial Intelligence and Chief Technology Officer at Davidson Technologies, a company providing solutions across the machine-learning pipeline and enhancing defense applications, from September 2020 to December 2022. Prior to joining Davidson Technologies, Ms. Hammitt served as the Global Vice President, Data and Artificial Intelligence at VISA Inc. (NYSE: V), a leading global credit card processing and data services company, from December 2017 to June 2020. Ms. Hammitt served as the Chief Executive Officer and Founder of Beseeq, Inc., an artificial intelligence-driven advertising start-up, from September 2016 to December 2017. She served as Vice President of Cloud Marketplace and SaaS at IBM Corporation (NYSE: IBM), a multinational computer hardware, software and service company, from June 2015 to August 2016. Before that, she was Vice President of Business Operations for Salesforce Community Cloud, an online brand platform of Salesforce, Inc. (NYSE: CRM), a leading SaaS services company, from August 2012 to May 2015. Earlier in her career, Ms. Hammitt headed mergers and acquisitions in Information Management and Cloud Computing at IBM and HP Inc. (NYSE: HPQ). Ms. Hammitt currently serves as a member of the board of Sun Corporation, a Japan-based manufacturing company mainly engaged in the development, manufacture and sale of mobile data solution business and entertainment related business. She previously served on the boards of Glassbox, QuSecure, Auterion and Archetype AI. Ms. Hammitt also serves as an advisor to Opendorse, Quantum SparQ, Firestorm and Trusted Strategic Solutions.

Key Qualifications and Experience

●    Over three decades of experience in growing technology-oriented businesses, most recently in the application of artificial intelligence and quantum security to problems involving national security and space.

●    Track record of developing $100 million+ businesses.

●    Deep expertise in corporate restructuring.

●    Broad executive experience, including high-level leadership positions at multinational companies within the technology and media spaces.

●    Patent inventor holding issued and pending patents in topics ranging from ontology-driven information systems, content management, complex data graphs, blockchain security, quantum networks, and AI-enabled privacy.

Education

●    B.A. in French and B.A. in Economics, University of California, Berkeley

●    Graduate Coursework in Artificial Intelligence, Stanford University

●    Executive Education, Stanford Law School and Harvard Business School

Director Age: 64 Board Committees: ● Audit (Chair) Board Member Since: 2019

Andrew Hobson

Mr. Hobson served as a Partner and the Chief Financial Officer at Innovatus Capital Partners, LLC, a private investment firm, from January 2016 to July 2025. From 1994 to 2015, Mr. Hobson served in various roles at Univision Communications Inc. (now known as TelevisaUnivision, Inc.), a television and radio broadcasting company, including Senior Executive Vice President and Chief Financial Officer from October 2007 through February 2015, during which time he was responsible for all financial aspects of the company. Prior to his employment at Univision, Mr. Hobson served as a Principal at Chartwell Partners LLC from 1990 to 1994. Mr. Hobson has served as chairman of the board of directors of Cumulus Media, Inc. (NASDAQ: CMLS), a prominent audio-first media and entertainment company, since June 2018.

Key Qualifications and Experience

●    Extensive experience in the media industry.

●    Deep experience in finance and accounting, including leading and structuring transactions in capital structures across varying economic cycles, and overseeing financial reporting, tax, capital allocation, financial and strategic planning.

●    Strong experience and service as a public company board member, including as chairman.

●    30-year career building and leading teams of finance executives and raising billions in debt and equity financing.

Education

●    B.S.E in Finance and B.S.E in Accounting, Magna Cum Laude, University of Pennsylvania, The Wharton School

Director Age: 66 Board Committees: ● Audit ● Compensation Board Member Since: 2024

Timothy (Tim) P. Jones

Mr. Jones served as the Chief Operating Officer (U.S. Marketing Services) of Publicis Groupe, a leading multinational advertising and communications group, from January 2021 to December 2023. He previously served as the Chief Executive Officer of Publicis Media U.S. / Americas from March 2016 to December 2020. Prior to this role, Mr. Jones served in roles of increasing responsibility, culminating with Chief Executive Officer (North America), at ZenithOptimedia Group, a large global media agency network of Publicis Groupe.

Key Qualifications and Experience

●    Over 30-year career in multinational advertising, leading the creative, digital experience, media and other businesses.

●    Tenured experience in financial and operational oversight.

●    Expertise in mergers, acquisitions and integrations, as well as generation of organic growth.

●    Seasoned business leader with broad business and management experience.

Director Age: 65 Board Committees: ● Compensation (Chair) Board Member Since: 2019

Thomas C. King

Mr. King has served as an Operating Partner at Atlas Merchant Capital, a global private equity fund, since November 2018. From December 2009 through March 2016, Mr. King held several senior roles at Barclays PLC (NYSE: BCS), an international investment banking firm, including serving as Chief Executive Officer of Investment Banking and Chairman of the Investment Banking Executive Committee. Mr. King was also a member of the Barclays Group Executive Committee, which oversees all of the Barclays PLC businesses. Mr. King currently serves as a director of HyperLiquid Strategies Inc. (NASDAQ: PURR), a digital asset treasury company. Mr. King served as a director of Leerink Partners LLC, a leading investment bank focused on the healthcare and life science industries, until its sale in January 2019. Mr. King also served on the board of directors of Panmure Gordon, a British corporate and institutional investment bank, from December 2018 until it completed its merger with Liberum Investment in May 2024. Additionally, Mr. King served as a director of Concord Acquisition Corp from December 2020 until its delisting in December 2022, as a director of Concord Acquisition Corp II from September 2021 to January 2023, as a director of Concord Acquisition Corp III (NYSE: CNDB), a blank check company, from November 2021 until its merger with GCT Semiconductor, Inc in March 2024, as a director of Silicon Valley Bank from September 2022 until March 2023, as a director of SVB Financial Group from September 2022 until its reorganization in November 2024 and as a director of Radius Global Infrastructure, Inc. (NASDAQ: RADI), an international aggregator of rental streams underlying wireless and other digital infrastructure sites, from November 2020 until its sale in September 2023.

Key Qualifications and Experience

●    Extensive experience in investment banking, mergers and acquisitions and corporate finance.

●    Maintains strong knowledge of the financial markets.

●    Extensive experience and service as a public company board member.

Education

●    B.A. in Economics, Bowdoin College

●    M.B.A in Finance, University of Pennsylvania, The Wharton School

Director Age: 44 Board Committees: ● Compensation ● Nominating and Corporate Governance Board Member Since: 2019

Joe Marchese

Mr. Marchese co-founded and has served as Chief Executive Officer and General Partner of Human Ventures, a leading start-up studio and venture fund, since February 2015. He also leads Human.AI, the venture’s dedicated studio exploring the potential for AI to reshape the attention economy. Mr. Marchese co-founded and has served as co-Chief Executive Officer of Casa Komos Brands Group, a portfolio of elevated hospitality brands, since 2019, and has served as Chairman of Groundswell.io, a corporate philanthropy technology platform, since June 2021. From 2015 to 2019, he served as President of Advertising Revenue for Fox Networks Group, a television broadcasting company, a role in which he oversaw multi-billion dollar advertising sales, research and innovation for FOX Broadcast, FOX Sports, FS1, FX, FXX and National Geographic. Previously, Mr. Marchese co-founded and served as Chief Executive Officer of true[X], an advertising engagement technology company, from May 2013 until its acquisition by 21st Century Fox in February 2015. Prior to co-founding true[X], Mr. Marchese held various roles as a media executive, management consultant and multiple time entrepreneur. He also co-founded the restaurant reservation platform Reserve, which was acquired by Resy in November 2018. He has served as a board member of Cox Media Group, a large media, news and entertainment company, since February 2020. Mr. Marchese also currently serves as a board member of National CineMedia, Inc. Adelaide Metrics Inc., Breakaway Music Festival and Team Rubicon. In 2016, Mr. Marchese was inducted into the American Advertising Federation’s Advertising Hall of Achievement.

Key Qualifications and Experience

●    Extensive experience and deep knowledge in the advertising industry.

●    Extensive experience in investment strategy.

●    Strong executive and leadership experience.

●    Significant experience as a board member.

Education

●    B.A. in Economics and Finance, Bentley University

Chair Age: 62 Board Committees: ● None Board Member Since: 2019

W. Benjamin Moreland

Mr. Moreland is a private investor and retired Chief Executive Officer of Crown Castle International Corp. (NYSE: CCI), a provider of wireless infrastructure in the U.S., where he served as a member of the board of directors until his retirement in December 2023. Prior to his retirement, Mr. Moreland served as Executive Vice Chairman of Crown Castle from June 2016 to December 2017, President and Chief Executive Officer from July 2008 to May 2016 and Chief Financial Officer from 2000 through 2008. Mr. Moreland joined Crown Castle in 1999 after 15 years with Chase Manhattan Bank and predecessor banks, primarily in corporate finance and real estate investment banking. He is a former board member and Chairman of the Board of WIA-The Wireless Infrastructure Association and former member of the Executive Board of the National Association of Real Estate Investment Trusts (NAREIT). He also served on the board of directors of Calpine Corporation (NYSE: CPN) from 2009 until its privatization in March 2018 and Monogram Residential Trust (NYSE: MORE) from 2016 until its privatization in September 2017. Mr. Moreland is also a former member of the executive board of the Greater Houston Partnership. Mr. Moreland has also served as a member of the board of directors of Cheniere Energy, Inc. (NYSE: LNG) since February 2025. Mr. Moreland also currently serves as a board member of Houston Methodist Hospital. Mr. Moreland is a member of the University of Texas McCombs School of Business Advisory Council and the Bauer Board at the University of Houston.

Key Qualifications and Experience

●    Diverse executive experience, financial and transactional acumen and strategic insight.

●    Effective leader, setting tone at the top.

●    Extensive breadth of experience in oversight areas.

●    Extensive experience and service as a public company board member. His experiences add deep knowledge and leadership depth to the Board.

Education

●    B.B.A., The University of Texas at Austin

●    M.B.A, The University of Houston

Chief Executive Officer and Director Age: 57 Board Committees: ● None Board Member Since: 2022

Scott R. Wells

Mr. Wells has served as our Chief Executive Officer and a Director since January 2022. Mr. Wells has also served as Chief Executive Officer of Clear Channel Outdoor Americas since March 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital, LP, a leading private investment firm, from January 2011 to March 2015 and Executive Vice President from August 2007 to January 2011. Prior to joining Bain Capital, Mr. Wells held several executive positions at Dell Inc. (NYSE: DELL), including most recently as Vice President of Public Marketing and On-Line in the Americas from February 2005 to August 2007. Prior to Dell, he was a Partner at Bain & Co from July 2000 to December 2003 and served in other roles there since 1993 where he focused on technology and consumer-oriented companies. He currently serves as Chair of the Achievement Network and as Chair of the Outdoor Advertising Association of America, a national trade association representing out-of-home advertising companies.

Key Qualifications and Experience

●    Extensive knowledge of the Company and important perspectives on the complex financial and operational matters at the Company.

●    Strategic vision and extensive experience in technology and advertising.

●    Experience highlighting innovation and embracing technology throughout his career.

●    Extensive business and leadership experience.

Education

●    B.S./B.A., Virginia Polytechnic Institute and State University

●    M.B.A, University of Pennsylvania, The Wharton School

Director Age: 60 Board Committees: ● Audit Board Member Since: 2024

Raymond (Ted) T. White

Mr. White has served as Co-Founder and Managing Director of Legion Partners Asset Management, LLC, an institutional asset management firm specializing in deep fundamental research and concentrated long-term equity investing, since 2011, and he has served as Legion’s Chief Compliance Officer, since 2014. Previously, Mr. White served as Managing Director and as Chief Operating Officer of Knight Vinke Asset Management, a European-based investment management firm, from 2006 to 2011, including as a Non-Executive Director (Vice Chairman) from 2008 to 2011. Additionally, from 2006 to 2009, Mr. White served as a consultant to various institutional investors, primarily advising his clients on relationship investing strategies, operations, investment policy issues, corporate governance matters, executive compensation and company engagement. From 2005 to 2006, Mr. White served as the Deputy Director of the Council of Institutional Investors. Prior to that, Mr. White served in various roles for the California Public Employees’ Retirement System from 1999 to 2005, culminating with his service as a Portfolio Manager and Director of Corporate Governance. Prior to that, Mr. White served in various roles at the California State Treasurer’s Office from 1991 to 1999, including as an Investment Officer and Deputy State Treasurer. Mr. White currently serves as a board member of NN, Inc. (NASDAQ: NNBR). He is also a Chartered Financial Analyst (CFA) Charterholder.

Key Qualifications and Experience

●    Extensive experience in investment, governance and asset management capabilities.

●    Extensive breadth of experience in public markets spanning several roles, industries and geographies.

Education

●    B.S., California State University, Sacramento

●    M.B.A., California State University, Sacramento

Director Age: 53 Board Committees: ● Audit ● Nominating and Corporate Governance Board Member Since: 2019

Jinhy Yoon

Ms. Yoon served as an Executive Vice President and Credit Analyst at PIMCO, an investment manager, covering technology, media and telecom companies from January 2010 to July 2024. Prior to joining PIMCO, she was an equity research analyst at J.P. Morgan Securities (NYSE: JPM) in San Francisco, focusing on the semiconductor capital equipment sector. Previously, Ms. Yoon covered integrated oil companies and independent refiners as an equity analyst at Bear Stearns and was a corporate attorney with Simpson Thacher & Bartlett LLP in New York. Ms. Yoon served as a board member of Intelsat, S.A., a multinational satellite services provider headquartered in Luxembourg, from February 2022 through its merger with SES S.A., a Luxembourg-based communications satellite operator in July 2025. She is also a retired Certified Public Accountant (CPA) with two years of public accounting experience.

Key Qualifications and Experience

●    Extensive investment experience.

●    Broad accounting and legal background providing expertise in governance and financial oversight to the Board.

Education

●    B.B.A, University of Notre Dame

●    J.D., Columbia University School of Law

Audit Committee

We have a separately-designated standing Audit Committee of the Board. The Audit Committee consists of Andrew Hobson (as Chair), John Dionne, Tim Jones, Ted White and Jinhy Yoon, each of whom is independent as defined under the rules of the NYSE and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Hobson has been designated as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our Board has adopted a written charter for the Audit Committee that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange (the “NYSE”). The full text of the Audit Committee’s charter can be found on our website at investor.clearchannel.com.

Compensation Committee

The Compensation Committee consists of Thomas King (as Chair), Lisa Hammitt, Tim Jones and Joe Marchese, each of whom is independent under the rules of the NYSE and further qualifies as a non-employee director for purposes of Rule 16b-3 under the Exchange Act. The members of the Compensation Committee are not current or former employees of the Company, are not eligible to participate in any of the Company’s executive compensation programs, do not receive compensation that would impair their ability to make independent judgments about executive compensation and are not “affiliates” of the Company, as defined under Rule 10C-1 under the Exchange Act.

Our Board has adopted a written charter for the Compensation Committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. The full text of the Compensation Committee’s charter can be found on our website at investor.clearchannel.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of John Dionne (as Chair), Lisa Hammitt, Joe Marchese and Jinhy Yoon, each of whom is independent under the rules of the NYSE.

Our Board has adopted a written charter for the Nominating and Corporate Governance Committee that satisfies the applicable rules of the SEC and the listing standards of the NYSE. The full text of the Nomination and Corporate Governance Committee’s charter can be found on our website at investor.clearchannel.com.

Governance Guidelines

We operate under Governance Guidelines that set forth our corporate governance principles and practices on a variety of topics, including director qualifications, the responsibilities of the Board, independence requirements and the composition and functioning of the Board. Our Governance Guidelines are designed to maximize long-term stockholder value, align the interests of the Board and management with those of our stockholders and promote high ethical conduct among our directors. The Governance Guidelines include, but are not limited to, the following key practices to assist the Board in carrying out its responsibilities in connection with the business and affairs of Clear Channel Outdoor:

1.

Director Responsibilities

The basic responsibility of a director is to exercise her or his business judgment and act in what she or he reasonably believes to be in the best interests of Clear Channel Outdoor and its stockholders. Directors are expected to attend Board meetings and meetings of committees on which they serve and to spend the time needed, and meet as frequently as necessary, to properly discharge their responsibilities.

2.

Self-Evaluation Process

The Board and each standing committee of the Board will conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Nominating and Corporate Governance Committee is responsible for overseeing the self-evaluation process and for proposing any modification or alterations in Board or committee practices or procedures.

3.	Executive Sessions of Non-Management Directors The non-management directors and/or the independent directors meet periodically in executive session without management participation.

4.

Board Access to Senior Management

Directors have complete access to Clear Channel Outdoor’s management, employees and its independent advisors for purposes of discharging their duties and responsibilities as directors and can initiate contact or meetings through the Chief Executive Officer or any other executive officer.

5.	Board Access to Independent Advisors The Board and each Board committee have the power to retain independent outside legal, financial or other advisors as they may deem necessary, at our expense.

6.

Board Tenure

The Board believes that term limits on director service and a predetermined retirement age impose arbitrary restrictions on Board membership. Instead, the Board believes directors who, over a period of time, develop an insight into Clear Channel Outdoor and its operations provide an increasing contribution to Clear Channel Outdoor as a whole. The annual board performance evaluation is a primary determinant for Board tenure.

7.

Directors Who Change Their Current Job Responsibilities

A director who changes the nature of the job she or he held when she or he was elected to the Board shall promptly notify the Board of any such change. This does not mean that such director should necessarily leave the Board. There should, however, be an opportunity for the Board to review the continued appropriateness of Board membership under these new circumstances.

8.

Service on Multiple Boards (“Overboarding”)

To enable the Board to assess a director’s effectiveness and any potential conflicts of interest, any director who serves on more than three other public company boards must advise the Chair in advance of accepting an invitation to serve as a member of another public company board.

9.

Management Development and Succession Planning

The Board or a committee of the Board will periodically consider management development and succession planning, including short-term succession planning for certain of Clear Channel Outdoor’s most senior management positions.

The full text of the Governance Guidelines can be found on our website at investor.clearchannel.com.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (the “Code”) applies to our officers, directors, employees (including our principal executive officer, principal financial officer and principal accounting officer), interns, contractors and agents throughout our corporate structure. Our Code constitutes a “code of ethics”, as defined by Item 406(b) of Regulation S-K, and is available on our website at investor.clearchannel.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website at investor.clearchannel.com.

Insider Trading Policy

Our Insider Trading Policy (the “Policy”) applies to our directors, executive officers, employees, consultants and contractors, as well as other persons set forth in the Policy. Our Policy governs all transactions (including, but not limited to, purchases, sales and bona fide gifts) in Company securities, including our common stock, options for our common stock and any other securities we may issue such as preferred stock, warrants and convertible debentures. The Policy prohibits trading in the securities of the Company, directly or indirectly, while aware of any material non-public information (“MNPI”), and “tipping” or passing material nonpublic information to others. We believe the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of the Policy is incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 24, 2025.

Executive Sessions of Independent Directors

The rules of the NYSE require that non-management or independent directors of a listed company meet periodically in executive sessions. In addition, the rules of the NYSE require listed companies to schedule an executive session including only independent directors at least once a year. The Company’s independent directors met separately in executive session at least one time during 2025. Mr. Moreland, the independent Chair of the Board, presides over all such executive sessions.

Stockholder and Interested Party Communication with the Board

Stockholders and other interested parties may contact an individual director, the Chair of the Board, the Board as a group or a specified Board committee or group, including the non-management directors as a group, by sending regular mail to the following address: Board of Directors, c/o Corporate Secretary, Clear Channel Outdoor Holdings, Inc., 4830 North Loop 1604W, Suite 111, San Antonio, Texas 78249.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our NEOs

For 2025, our NEOs were:

Named Executive Officer	Title
Scott R. Wells	President and Chief Executive Officer of Clear Channel Outdoor
David J. Sailer	Executive Vice President and Chief Financial Officer of Clear Channel Outdoor
Lynn A. Feldman	Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Clear Channel Outdoor
Jason A. Dilger	Senior Vice President and Chief Accounting Officer of Clear Channel Outdoor
Justin Cochrane(1)	Former Chief Executive Officer of Clear Channel UK & Europe

(1)	In connection with the closing of the sale of the businesses constituting the Company’s Europe-North segment on March 31, 2025, immediately following the closing thereof, Mr. Cochrane ceased to be an employee of the Company.

Our Executive Compensation Philosophy

To ensure our leaders are driven to deliver sustained business results and achieve our financial, operational and strategic objectives, our executive compensation program is designed to link business priorities with performance. We also believe it is important to strongly align our executives’ interests with those of our stockholders by emphasizing variable pay, with a specific focus on achieving Company results that drive stockholder returns.

Our executive compensation programs are based on a pay-for-performance philosophy and are designed to:

●	Attract, motivate and retain talented executives who have the skills to drive our continued profitability, growth and success;

●	Align the interests of our executives with those of our stockholders;

●	Reward executives for sustained business results that drive stockholder value (pay-for-performance); and

●	Balance “best practices” in executive compensation design, local market practice and Company strategy.

Summary of our 2025 Decisions

The Compensation Committee makes decisions regarding our NEOs’ total compensation (base salary, annual bonus objectives, opportunities and payments and annual equity grants) in connection with our annual performance review process. The information below summarizes these decisions for 2025. Based on market data provided by the Compensation Committee’s independent compensation consultant, in aggregate, for 2025, our NEOs’ total compensation (excluding Mr. Cochrane), on average, including base salary, target annual incentive, 2025 annual LTI grant value, and the annualized grant value of outstanding one-time LTI awards, was positioned approximately at the market median.

Factors that Guided Total Compensation Decisions

●    Our executive compensation philosophy, taking into consideration our total stockholder return

●   Degree of achievement of key strategic financial and operational goals for 2025 (for annual incentive award payments made in early 2026 and equity grant decisions)

●    Recommendations of our CEO (other than with respect to his own compensation)

●    Advice of an independent compensation consultant

●    Market pay practices and levels

●    Historical Clear Channel Outdoor compensation

Key 2025 Compensation Decisions See page 21 for more information

2025 Base Salary Decisions

On December 15, 2025, the Company and Mr. Wells entered into a second amended and restated employment agreement (as further described in the section below entitled “Employment Agreements with the Named Executive Officers”), pursuant to which Mr. Wells received a base salary increase from $1,100,000 to $1,200,000, effective as of January 1, 2026.

Effective as of June 1, 2025, in connection with her entry into an amended and restated employment agreement (as further described in the section below entitled “Employment Agreements with the Named Executive Officers”), Ms. Feldman received a base salary increase from $650,000 to $750,000.

On October 28, 2025, the Compensation Committee approved a base salary increase for Mr. Sailer from $650,000 to $750,000, effective January 1, 2026.

Please see the section below entitled “2025 Base Salary Decisions” for further information regarding the NEOs’ base salaries.

2025 Annual Incentive Plan Decisions

Slightly above target achievement of business performance related to overall CCOH, along with the overachievement of individual performance objectives and extraordinary efforts related to the sales of our Latin American and European businesses, resulted in our NEOs earning annual incentive payouts between 107% and 119% of their individual target opportunities, paid in February 2026.

Please see the section below entitled “2025 Annual Incentive Award (paid in February 2026)” for further information regarding our annual incentive plan and the 2025 annual incentive awards paid to our NEOs.

Equity Grant Decisions

2025 Annual Grants

Beginning with annual grants made in 2022, we (i) increased the ratio of performance-based versus time-based awards for annual equity grants to our NEOs, which has resulted in a greater percentage of performance-based awards to our NEOs, on average, and (ii) implemented a cap on the earned payout percentage of the PSUs that vest based on Relative TSR, such that the payout may not be greater than 100% if the Company’s TSR is less than zero over the performance period. The 2025 Annual Grants vest 65% based on Relative TSR and 35% based on Adjusted EBITDA less capital expenditures (CapEx), modified by a multiplier based on the compound annual growth rate of the Company’s stock price over the performance period (the “CAGR Multiplier”).

For Mr. Wells, the 2025 annual grants mix was 40% RSUs and 60% PSUs. For Mr. Sailer and Ms. Feldman, the 2025 annual grants mix was 45% RSUs and 55% PSUs. For Mr. Dilger, the 2025 annual grants mix was 75% RSUs and 25% PSUs

On May 28, 2025, each of our NEOs (other than Mr. Cochrane) received a 2025 Annual Grant with a grant date fair market value ranging from $352,493 to $4,015,083. The per share fair market value at the time of grant was $1.06 for the RSUs and $1.27 for the PSUs. The value of the 2025 Annual Grants received factored in each NEO’s performance during his or her tenure at Clear Channel Outdoor, including during the prior year, his or her long-term potential, retention considerations, the value of certain equity grants made in prior years, internal equity and market practices for comparable positions.

The RSUs granted pursuant to the 2025 Annual Grants vest in three equal installments on each of April 1, 2026, April 1, 2027 and April 1, 2028, subject to the NEO’s continued employment through each vesting date. The PSUs are earned based on Relative Total Shareholder Return (TSR) relative to the S&P 600 and Adjusted EBITDA less CapEx (modified by the CAGR Multiplier) for the performance period beginning on April 1, 2025 and ending on March 31, 2028.

For a description of the treatment of our NEOs’ equity awards in connection with the proposed transaction with Madison Parent Inc., a Delaware corporation (“Parent”), and Madison Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), see “Treatment of Equity in Connection with Merger Agreement” below.

Supporting Our Pay-For-Performance Philosophy

In support of our pay-for-performance philosophy and achievement of strong Company results, the majority of the total compensation opportunity that our CEO and other NEOs received in 2025 is “at-risk” and dependent upon future performance.

Consistent with Clear Channel Outdoor’s overall executive compensation philosophy, NEOs are rewarded for their strong leadership and individual performance, while providing them with equity incentives to align their interests with those of our stockholders. For Mr. Wells, approximately 85% of his annualized total direct compensation opportunity (base salary, target annual incentive award and the annualized value of recent equity grants) is at-risk, as shown below. This is generally aligned with our media industry peers. On average, the annualized total direct compensation “at risk” for our NEOs, other than Mr. Wells, is approximately 76%.

The majority of annualized total direct compensation for our NEOs — approximately 85% for our CEO and on average approximately 76% for our other NEOs — is “at-risk” based on the achievement of specific performance goals and stock price performance.

CEO	Other NEOs (average)

1	Long-term incentives are presented on an “annualized” basis, which better reflects our intended targeted 2025 compensation mix. These annualized values reflect the sum of the full grant date fair value of the 2025 Annual Grants, and the annualized value of any outstanding one-time awards.

Aligning Pay With Performance

We emphasize variable pay rather than fixed pay, with target opportunities based on market practices and payments based on performance. The structure of our executive compensation program ensures that as an executive’s scope of responsibility increases, a greater portion of his or her compensation comes from performance-based pay. For 2025, the at-risk components of our ongoing executive compensation program were designed as follows:

Element	Objective	Time Horizon	Metrics	Cash or Equity
Annual Incentive Plan (Short-term)	Reward achievement of annual Company, business unit and/or individual performance goals	1 year	70% based on achievement of Plan Adjusted EBITDA[1] 30% based on other qualitative individual performance objectives	Cash
Restricted Stock Units (RSUs) (Long-term)	Promote executive retention Reinforce ownership in the Company	3 years	Stock price appreciation and continued employment	Equity
Performance Stock Units (PSUs) (Long-term)	Reward long-term stockholder value creation and emphasizes long-term view	3 years	65% based on Relative TSR performance 35% based on Adjusted EBITDA[2] less CapEx (modified by the CAGR Multiplier)	Equity

1	Plan Adjusted EBITDA is defined as revenue less direct operating expenses, selling, general and administrative expenses and corporate expenses, excluding share-based compensation and restructuring and other costs (which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs) and excluding bonus expenses.

2	For purposes of the PSUs granted in 2025, “Adjusted EBITDA” has the meaning as defined and reported in the Company’s SEC filings.

Compensation Factors and Governance

The Compensation Committee applies a number of governance features related to executive compensation, which are summarized below. We believe that these mechanisms help to assure the alignment of executive and stockholder interests.

What We Do		What We Don’t Do

✔	Deliver a significant portion of executive compensation through performance-based at-risk pay	✘	No across-the-board base salary increases

✔	Maintain a peer group for benchmarking pay	✘	No guaranteed bonus payments in fiscal year 2025

✔	Set challenging short- and long-term incentive objectives	✘	No hedging or pledging of equity

✔	Provide strong oversight to monitor our equity share usage and avoid excessive levels of dilution	✘	No re-pricing of stock options

✔	Set forth stock ownership guidelines for executives, with minimum ownership levels defined by role	✘	No tax gross ups upon a change of control

✔	Have double-trigger change-in-control arrangements	✘	No excessive perquisites

✔	Maintain a compensation clawback policy, which was updated in 2023 to comply with Section 10D of the Exchange Act and the NYSE listing standards	✘	No supplemental executive retirement plans for U.S. employees

✔	Conduct an annual risk assessment to mitigate any compensation program-related risk having a material adverse effect on the Company

✔	Offer market-competitive benefits for executives that are generally consistent with the benefits provided to the rest of our employees

✔	Consult with an independent consultant on compensation levels and practices

Stockholder Input on Executive Compensation

We value the opinions of our stockholders, and we welcome input on our executive compensation program. In evaluating the design of our executive compensation and the compensation decisions for each of our NEOs, the Compensation Committee considers input from our stockholders.

We also consider the advisory “say-on-pay” vote in evaluating the design of our executive compensation and the compensation decisions for each of the NEOs. In May 2025, Clear Channel Outdoor held a stockholder advisory vote on the compensation of Clear Channel Outdoor’s NEOs or a “say-on-pay” vote. Approximately 99% of the votes cast approved the compensation of Clear Channel Outdoor’s NEOs.

Role of the Compensation Committee

The Compensation Committee of the Board administers the executive compensation program for all NEOs, as well as other executives within the Company. While Clear Channel Outdoor management provides input, it is the responsibility of the Compensation Committee to evaluate and approve our executive compensation philosophy, plans, policies and programs.

The following table outlines the process the Compensation Committee follows to ensure the total compensation for our NEOs is competitive, appropriately tied to performance and does not promote undue risk taking.

STEP 1: Input on Compensation	STEP 2: Compensation Committee Decisions	STEP 3: Compensation Committee Oversight

At the end of each year, management, including the Chief Executive Officer, provides recommendations to the Compensation Committee on the compensation of the NEOs for the following year. The Chief Executive Officer does not make recommendations on his own compensation.

These recommendations take into consideration the competitive market pay data provided by the Committee’s independent consultant, as well as an evaluation of the NEO’s role, contributions and performance in achieving Company performance and long-term potential.

(See more below on the Committee’s independent compensation consultant.)

The Compensation Committee considers these recommendations together with the input of the independent compensation consultant and the full Board. Subsequently, the Compensation Committee determines the NEOs’ compensation in alignment with our compensation philosophy.

All aspects of the Chief Executive Officer’s compensation are determined solely by the Compensation Committee, with input from the independent compensation consultant and the full Board.

In the first quarter of each year, the Compensation Committee will review and approve the items below, in each case with respect to such calendar year:

●  Objectives for each NEO

● Variable pay target opportunities for annual incentive awards

● Performance metrics for the annual incentive award

Additionally, each year in the spring, the Compensation Committee will review and approve long-term equity incentive grants and related performance metrics.

The Compensation Committee ensures that performance metrics are consistent with the financial, operational and strategic goals set by the Board, the performance goals are sufficiently ambitious and that amounts paid (when target performance levels are achieved) are consistent with our executive compensation philosophy.

Role of the Independent Compensation Consultant

The Compensation Committee may, in its sole discretion, engage the services of independent advisors such as a compensation consultant or legal counsel to assist in the performance of its duties. Though the Compensation Committee has ultimate responsibility for compensation-related decisions, it retains Willis Towers Watson (“WTW”) as an independent consultant on executive compensation matters. WTW provides market analyses and recommendations that inform the Compensation Committee’s decisions, shares updates on market trends and the regulatory environment as it relates to executive compensation, reviews various executive compensation proposals presented by management to the Compensation Committee and works with the Compensation Committee to validate and strengthen the pay-for-performance relationship and alignment with stockholders.

WTW did not provide other significant services to the Company nor did it have other direct or indirect business relationship with the Company or any of its affiliates. Pursuant to the rules of the SEC, during 2025, the Compensation Committee reviewed and evaluated the SEC’s independence factors for compensation advisers and concluded that no conflict of interest exists that would prevent WTW from independently representing the Compensation Committee.

Role of the Executive Compensation Peer Group

To help ensure we provide our NEOs with fair and market-competitive compensation and to support retention of our key leaders, we annually review the compensation we offer our executives against executives within our peer group of companies. In 2025 we worked with the independent compensation consultant, WTW, to review our peer group. Our peer group review consisted of a multi-dimensional analysis whereby we selected companies determined to be:

Clear Channel Outdoor’s revenues were positioned near the 32nd percentile of our peer group. We generally target total compensation packages for NEOs to reflect the 50th percentile of our peer group of companies when financial and operational goals are achieved.

●	Similar in size (primarily based on revenue—generally 0.5x – 2.5x that of Clear Channel Outdoor), as well as complexity to Clear Channel Outdoor

●	In the media or similar industry, including broadcasting, outdoor advertising, marketing/advertising and publishing

●	In competition with Clear Channel Outdoor for executive talent

Our peer group is regularly reviewed by the Compensation Committee with consideration given to our strategy and the advice of the independent compensation consultant. The Compensation Committee approved the following peer group for 2025:

2025 Executive Compensation Peer Group
● AMC Networks, Inc. ● Criteo S.A. ● Gannett Co., Inc. ● Gray Television, Inc. ● Lamar Advertising Company	● Stagwell, Inc. ● Nexstar Media Group, Inc. ● Outfront Media, Inc. ● Quad/Graphics, Inc. ● Sinclair Broadcast Group, Inc.	● Sirius XM Holdings, Inc. ● TEGNA, Inc. ● The New York Times Company ● Ziff Davis, Inc. ● Yelp Inc.

Relationship of Compensation Policies and Programs to Risk Management

In consultation with the Compensation Committee, management conducted an assessment of whether our compensation policies and practices encourage excessive or inappropriate risk taking by employees, including employees other than our NEOs. The assessment analyzed the risk characteristics of our business and the design and structure of our incentive plans and policies.

Although a significant portion of our executive compensation program is performance-based, the Compensation Committee has focused on aligning our compensation policies with the long-term interests of Clear Channel Outdoor and avoiding rewards or incentive structures that could create unnecessary risks.

 Management reported its findings to the Compensation Committee, which agreed with management’s assessment that our plans and policies do not encourage excessive or inappropriate risk taking and determined such policies or practices are not reasonably likely to have a material adverse effect on our business.

Elements of the Executive Compensation Program

CCOH’s executive compensation consists of fixed pay and variable pay, including cash and non-cash components. The chart below summarizes the various elements of CCOH’s executive compensation and their purpose:

Element	Objective	Type of Compensation	Key Features
Base Salary	Provide competitive fixed pay that is tied to the market and allows us to attract, retain and motivate executives	Cash	●	Reflects individual skills, experience, responsibilities and performance over time
	within the media industry and broader market		●	Provides a stable and reliable source of income

Short-Term Incentive — Annual Incentive Plan	Encourage focus on performance that achieves specific short-term goals	Cash	●	Performance-based reward tied to achievement of short-term (annual) corporate, business unit and individual performance goals
			●	Pays only if threshold performance levels or above are met

Long-Term Incentive	Promote executive retention over the long-term and	Equity	●	Aligns executive and stockholder interests
— Restricted Stock Units (RSUs)	align compensation over a multi-year period directly with the interests of stockholders		●	Promotes retention and enhances executive stock ownership
			●	Links value to stock price

Long-Term Incentive — Performance Stock Units	Reward long-term stockholder value creation and emphasize a long-term	Equity	●	Performance-based rewards tied to achievement of long-term TSR and Adjusted EBITDA goals
			●	Vests only if threshold performance levels or above are met
			●	Aligns executive and stockholder interests
			●	Links value to stock price and emphasizes relative outperformance of stockholder returns

Other Benefits	Provide programs for employees to pursue physical and financial wellbeing	Benefit	●	401(k) retirement plan available to all employees
	through retirement and health and welfare benefits		●	Broad-based benefits available to all employees
			●	Limited perquisites

Executive Change in Control Severance Plan	Provide market-appropriate benefits in the event of certain termination events in connection with a change in control	Benefit	●	Facilitates an orderly transition in the event of management changes
			●	Helps ensure NEOs remain focused on creating sustainable performance in case of personal uncertainties or risk of job loss
			●	Provides CCOH confidentiality, non-compete and non-solicit protections

Analysis of 2025 Compensation Decisions

All compensation decisions for 2025 for Clear Channel Outdoor’s NEOs were made by the Compensation Committee.

Base Salary

We establish base salaries for NEOs that reflect each executive’s experience, expertise and the complexity of their role, as well as current competitive compensation data. The Compensation Committee reviews base salaries of our NEOs annually and approves increases considering factors such as performance and market competitiveness.

2025 Base Salary Decisions

In 2025, Mr. Dilger and Ms. Feldman received a base salary increase, as described below. On October 28, 2025, the Compensation Committee approved a base salary increase for Mr. Sailer from $650,000 to $750,000, effective as of January 1, 2026. On December 15, 2025, the Company and Mr. Wells entered into a second amended and restated employment agreement, pursuant to which Mr. Wells received a base salary increase from $1,100,000 to $1,200,000, effective as of January 1, 2026.

	12/31/2024 Salary	12/31/2025 Salary	Percent Change
Scott R. Wells(1)	$1,100,000	$1,100,000	0.0%
David J. Sailer(2)	$650,000	$650,000	0.0%
Lynn A. Feldman	$650,000	$750,000	15.4%
Jason A. Dilger	$400,000	$435,000	8.8%
Justin Cochrane(3)	$494,201	—	—

(1)	Mr. Wells’ base salary increased from $1,100,000 to $1,200,000, effective as of January 1, 2026, which represents a 9.1% percent change.

(2)	Mr. Sailer’s base salary increased from $650,000 to $750,000, effective as of January 1, 2026, which represents a 15.4% percent change.

(3)	Mr. Cochrane is a citizen of the United Kingdom, and therefore amounts reported for him that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rate of £0.7588 = $1. In connection with the closing of the sale of the businesses constituting the Company’s Europe-North segment on March 31, 2025, immediately following the closing thereof, Mr. Cochrane ceased to be an employee of the Company.

Mr. Cochrane’s Transaction Bonus

In recognition of his efforts related to the sale of our Europe-North businesses, on February 27, 2024, the Compensation Committee approved a cash award for Mr. Cochrane of £337,500, which was payable on the Company’s first regularly scheduled payroll following the closing date of the sale of our Europe-North businesses, subject to the terms and conditions set forth in a bonus letter dated as of February 27, 2024 (and amended on January 6, 2025). Such cash award was paid to Mr. Cochrane in April 2025.

Annual Incentive Plan

The 2015 Executive Incentive Plan (the “Annual Incentive Plan”) provides our NEOs with the opportunity to earn rewards based on the achievement of annual corporate and individual performance goals set by the Compensation Committee. Each NEO, other than Mr. Cochrane, has a target award opportunity, with no minimum (that is, the actual payment could be 0%) and a maximum of 200% of their target opportunity.

Actual target awards are based on:

After the end of the year, the Compensation Committee determines the earned amounts by measuring the level of achievement of the Plan Adjusted EBITDA-based performance goals and the individual performance goals. No award is earned under the Plan Adjusted EBITDA performance goal if a minimum threshold of performance (80% of the applicable target Plan Adjusted EBITDA for each individual) is not achieved, and the maximum amount is earned only if the performance is at or above a maximum level (125% of the applicable target Plan Adjusted EBITDA for each individual). The Compensation Committee may, at its discretion, modify the awards earned for the Plan Adjusted EBITDA objective and/or individual performance goals, as applicable.

Annual Incentive Plan Financial Measure

The Compensation Committee selected Plan Adjusted EBITDA because it is one of the primary measures management uses for planning and forecasting of future periods and is similar to the Company’s externally reported measure of performance, Adjusted EBITDA.

We define Plan Adjusted EBITDA as revenue less direct operating expenses, selling, general and administrative expenses and corporate expenses, excluding share-based compensation and restructuring and other costs (which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs), and excluding bonus expenses. Plan Adjusted EBITDA also excludes the results of our former Europe North segment and our businesses in Mexico, Chile and Peru, which were sold in early 2025.

In the beginning of 2025, the Plan Adjusted EBITDA performance goal was established by the Compensation Committee.

The following table provides a summary of the adjustments that were made to the 2025 Plan Adjusted EBITDA goal:

2025 CCOH Plan Adjusted EBITDA ($M)
Original Target Approved in the first quarter of 2025	$676.8
Adjustment for Sale of Europe-North	$(118.9)
Proration for Sale of Brazil	$(1.2)
Target used for Executive Bonus Calculations	$556.6

Annual Incentive Plan Objectives and Results

For 2025, the Annual Incentive Plan performance objectives were established by the Compensation Committee at the beginning of such year for CCOH.

The financial objectives for Messrs. Wells, Sailer and Dilger and Ms. Feldman were based on Clear Channel Outdoor (CCOH) Plan Adjusted EBITDA.

Mr. Wells

2025 Individual Performance Objectives:

●	Close portfolio transactions and develop a roadmap for U.S.- focused business;

●	Ensure liquidity while delivering balance sheet enhancements;

●	Continue to drive CCOH’s technology transformation and CCOA’s digital transformation;

●	Continue to enhance CCOH and CCOA culture, including through improving employee engagement and communication and emphasizing compliance;

●	Enhance investor relations;

●	Improve CCOA monetization, including through promoting advertising and marketing initiatives; and

●	Drive outstanding CCOA execution, including through increasing CCOA’s digital footprint and improving efficiencies through portfolio simplification.

Key Achievements: Mr. Wells continued to deliver on balance sheet objectives, including through delivery of leveraged free cash flow objectives and a comprehensive refinancing transaction, achieved growth objectives relating to technology initiatives, client solutions, roadside sponsorships and other marketing initiatives, and ensured smooth transitions through effective succession planning in key employee roles.

Mr. Sailer

2025 Individual Performance Objectives:

●	Close portfolio transactions, manage balance sheet, capital structure and liquidity, and drive outstanding execution;

●	Enhance culture and investor relations; and

●	Maintain operational excellence across corporate functions.

Key Achievements: Mr. Sailer and his team accomplished several portfolio transactions, successfully managed capital expenditures, executed a comprehensive cost-reduction program and planned and executed successful investor relations calendars. Mr. Sailer worked closely with our tax leadership team to advance tax efficiency and optimization initiatives, as well as achieved significant balance sheet goals, including implementing and managing the Company’s open market purchases of debt.

Ms. Feldman

2025 Individual Performance Objectives:

●	Continue to plan and implement transition of legal and compliance operations in connection with the sale of our businesses in Spain and Brazil;

●	Implement a revised human resources organizational structure;

●	Continue to enhance CCOH’s employee talent pool and culture;

●	Continue to improve CCOH’s public company processes, including managing outreach from stockholders;

●	Deliver on corporate transactions; and

●	Further development of executive compensation functions.

Key Achievements: Ms. Feldman led the Clear Channel legal and compliance functions throughout 2025 and played a key role in developing our executive compensation function, including by implementing refinements to the equity program and compliance requirements. In addition, Ms. Feldman provided critical legal support on several corporate transactions, including, without limitation, the Company’s sales of our businesses in Europe-North and Latin America. In June 2025, Ms. Feldman also assumed responsibility of our Human Resources function.

Mr. Dilger

2025 Individual Performance Objectives:

●	Continue to improve and expand CCOH’s business services center support;

●	Provide accounting, financial reporting and transaction support for capital market and treasury initiatives;

●	Drive operational excellence within the global accounting and business services function;

●	Continue to optimize staffing plan and employee engagement; and

●	Support strategic initiatives, including the sales of our businesses in Europe and Latin America.

Key Achievements: Mr. Dilger led the CCOH accounting and business services functions throughout 2025 and played a key role collaborating with other Company functional teams to support several strategic initiatives throughout the year. He continued to create enhancements to our external financial reporting and to optimize our business services, with a focus on working capital, cash flow, automation and cost reduction. In addition, he provided critical support for capital market and divestiture transactions and continued to lead employee engagement initiatives.

2025 Annual Incentive Award (paid in February 2026)

As a result of slightly above target business performance related to overall CCOH, along with the overachievement of their individual performance objectives and extraordinary efforts related to the sales of our Europe-North and Latin American businesses, the Committee deemed that it was appropriate to approve payouts between 107% and 119% of each NEO’s individual target opportunities (other than Mr. Cochrane, who did not receive an annual incentive payout in 2025).

The following table provides a summary of the earned annual incentive payouts for each NEO in 2025 (other than Mr. Cochrane, who did not receive an annual incentive in 2025), paid in February 2026.

	Total Target as a % of Base Salary	Total Target Award Opportunity	Financial Portion Weight	Financial Portion Actual Payout as a % of Target(1)	MBO Portion Weight	MBO Portion Actual Payout as a % of Target	Total Actual as a % of Target	Total Actual Amount Awarded
Scott R. Wells	110%	$1,210,000	70%	101.4%	30%	160%	119%	$1,439,301
David J. Sailer	100%	$650,000	70%	101.4%	30%	155%	117%	$763,428
Lynn A. Feldman	100%	$708,630	70%	101.4%	30%	145%	114%	$811,031
Jason A. Dilger	65%	$282,750	70%	101.4%	30%	120%	107%	$302,402

(1)	Financial portion actual payout percent is based on Plan Adjusted EBITDA achievement of 100.3% for overall CCOH applied to the annual incentive payout curve.

2012 Third Amended and Restated Stock Incentive Plan

On May 16, 2024, the Company’s stockholders approved the adoption of the 2012 Third Amended and Restated Stock Incentive Plan (the “2024 Plan”), which amended and restated the 2012 Second Amended and Restated Stock Incentive Plan. The 2024 Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock, RSUs, and performance-based cash and stock awards to any of the Company’s or its subsidiaries’ present or future directors, officers, employees, consultants, or advisers.

Equity Grants

Equity grants help to align executive interests with those of our stockholders. We have designed our annual equity program to support the objectives of our business, align with market practice, and provide incentive to deliver key financial metrics that are explicitly linked with stockholder value creation.

Each of our NEOs (other than Mr. Cochrane) received a 2025 Annual Grant on May 28, 2025. Our long-term incentive program consists of grants of a mix of RSUs and PSUs, with the ratio varying based on the recipient’s role and other criteria as described below. The average mix of the NEOs’ 2025 Annual Grants consisted of approximately 44% RSUs and 56% PSUs.

The following criteria are evaluated for each of our NEOs (other than Mr. Cochrane) when determining the value of their annual equity award:

●	Performance over the long term;

●	Performance during the prior year;

●	Long-term potential;

●	Economics of certain equity grants made in prior years;

●	Retention considerations;

●	Internal equity; and

●	Market practices for comparable positions.

The following graphs show the CEO’s 2025 Annual Equity Grant Mix and the Other NEOs’ 2025 Average Annual Equity Grant Mix.

CEO 2025 Annual Equity Grant Mix	Other NEOs’ 2025 Average Annual Equity Grant Mix

The Other NEOs’ 2025 Average Annual Equity Grant mix above was calculated based on (i) the mix for Mr. Sailer and Ms. Feldman of 45% RSUs and 55% PSUs, and (ii) the mix for Mr. Dilger of 75% RSUs and 25% PSUs.

	Restricted Stock Units (RSUs)	Performance Stock Units (PSUs)
Description	Clear Channel Outdoor shares that vest upon meeting time-based vesting conditions	Clear Channel Outdoor shares that are earned by the NEO upon achieving relative TSR and Adjusted EBITDA less CapEx (modified by the CAGR Multiplier) performance goals and time-based vesting conditions
Value	Clear Channel Outdoor stock price at vesting	Clear Channel Outdoor stock price at vesting
% of Equity Grant	40% - 75%	25% - 60%
Performance Metric	Time	65% based on relative TSR relative to the S&P 600 35% based on Adjusted EBITDA less CapEx (modified by the CAGR Multiplier)
Vesting	One-third annually over three years, subject to continued employment through each vesting date	0% to 176.25% performance-vests based on achievement of the performance metrics during the three-year performance period, subject to continued employment through the end of the applicable performance period.

2025 Equity Compensation Decisions

2025 Annual Grants

The following table displays the total grant date fair market value of the 2025 Annual Grants approved by the Compensation Committee for our NEOs (other than Mr. Cochrane) in 2025.

	Grant Date Fair Market Value of 2025 Annual Grants RSU Awards(a)	Grant Date Fair Market Value of 2025 Annual Grants PSU Awards(b)	Total Grant Date Fair Market Value of 2025 Annual Grants
Scott R. Wells	$1,615,238	$2,399,845	$4,015,083
David J. Sailer	$636,000	$769,950	$1,405,950
Lynn A. Feldman	$636,000	$769,950	$1,405,950
Jason A. Dilger	$265,000	$87,493	$352,493

(a)	The per share fair market value at the time of grant for the 2025 Annual Grants RSU awards was $1.06.

(b)	The per share fair market value at the time of grant for the 2025 Annual Grants PSU awards was $1.27.

Using Relative TSR and Adjusted EBITDA as the PSU Performance Metrics

Relative TSR

Relative TSR compared to the S&P 600 Index was selected as a performance metric for our 2025 Annual Grant of PSU awards (weighing 65% of the total award) because it rewards long-term stockholder value creation, aligning the interests of our executives and stockholders. The TSR of Clear Channel Outdoor will be measured at the end of the performance period (defined at grant) relative to the S&P 600.

The TSR calculation for Clear Channel Outdoor and each of the companies in the S&P 600 will be based on the average stock price of each company over the 40 trading days following the beginning of the performance period, and the average stock price of each company over the 40 trading days prior to the end of the performance period (for the PSU awards granted prior to fiscal year 2024, this TSR calculation is based on a 20-day average stock price). Based on the payout scale of the plan, the percentile rank translates into a payout percentage. The target number of shares is then multiplied times the payout percent to determine the earned number of shares that will be distributed to the participant once the award is vested; provided, that if the TSR over the performance period for Clear Channel Outdoor is less than zero, the payout percentage is capped at 100%.

Cumulative ULFCF

Adjusted EBITDA less CapEx (Cumulative ULFCF) was selected as a performance metric for our 2025 Annual Grant of PSU awards (weighing 35% of the total award) because it represents actual long-term business performance. The Cumulative ULFCF is modified by the CAGR Multiplier.

For PSUs that vest based on Cumulative ULFCF, Cumulative ULFCF achievement of at least 85%, at least 97% but less than 103%, and 110% or more of the Cumulative ULFCF goal results in payouts of 50%, 100% and 150%, respectively, with straight-line interpolation between thresholds. No PSUs will be earned for performance below 85% of the Cumulative ULFCF goal. The resulting vesting level is then adjusted by the CAGR Multiplier as follows: 1.5x for absolute TSR CAGR of +15% or more, 1.0x for absolute TSR CAGR greater than -5% but less than +5%, and 0.5x for absolute TSR CAGR of -15% or less, with straight-line interpolation between points.

Annual PSUs Granted in 2025

Pursuant to the 2025 Annual Grants of PSU awards (the “2025 Annual PSUs”) granted to each of our NEOs (other than Mr. Cochrane) on May 28, 2025, each NEO is eligible to receive shares of Clear Channel Outdoor common stock ranging from 0% to 176.25% of target based on Clear Channel Outdoor’s achievement of Relative TSR and Cumulative ULFCF goals over the performance period from April 1, 2025 to March 31, 2028.

The 2025 Annual Grants of PSU awards are earned based on the performance goals as described below:

Relative TSR (65% of Total Award)

	Performance Goal	Performance Vesting Percentage
Below Threshold Level	<25th Percentile relative to S&P 600	0%
Threshold Level	25th Percentile relative to S&P 600	50%
Target Level	50th Percentile relative to S&P 600	100%
Maximum Level	75th Percentile relative to S&P 600	150%

Note: Straight line interpolation is used to determine the performance vesting percentage between threshold and maximum.

Cumulative ULFCF (35% of Total Award)

	Performance Goal	Performance Vesting Percentage
Below Threshold Level	<85% of Cumulative ULFCF target achievement	0%
Threshold Level	At least 85% of Cumulative ULFCF target achievement	50%
Target Level	At least 97% but less than 103% of Cumulative ULFCF target achievement	100%
Maximum Level	At least 110% of Cumulative ULFCF target achievement	150%

Note: Straight line interpolation is used to determine the performance vesting percentage between threshold and maximum.

CAGR Multiplier (Applied to Cumulative ULFCF portion)

	Performance Goal	Performance Vesting Percentage
Threshold Level	Less than or equal to -15% 3-year absolute TSR CAGR achievement	.5x
Target Level	Greater than -5% but lower than 5% 3-year absolute TSR CAGR achievement	1.0x
Maximum Level	Greater than or equal to 15% 3-year absolute TSR CAGR achievement	1.5x

Note: Straight line interpolation is used to determine the performance vesting percentage between threshold and maximum.

One-Time Grants Awarded in 2024

In addition to his 2024 annual grant of RSUs and PSUs, Mr. Sailer also received a one-time grant in connection with his promotion to Executive Vice President and Chief Financial Officer of the Company in 2024. Such grant was comprised 40% in the form of RSUs and 60% in the form of PSUs. The terms of this one-time grant were consistent with those of the annual grants of RSUs and PSUs granted in 2024.

In addition to their respective 2024 annual grant of RSUs and PSUs, each of Messrs. Wells and Sailer, and Ms. Feldman received a one-time grant of PSUs in 2024 (the “One-time PSUs”), each of which vest in three equal installments upon achievement of specified stock price performance hurdles (i.e., $2.50, $3.25 and $4.25 per share) during a four-year performance period ending on May 31, 2028, subject to service-based vesting conditions. Pursuant to the terms of the applicable award agreement, any PSUs that do not vest as of the end of such performance period shall be automatically and immediately forfeited.

We believe Messrs. Wells and Sailer, and Ms. Feldman are essential to the future success of the organization, and the achievement of these stock price performance hurdles corresponded to material increases in shareholder value. The PSU performance hurdles represented an increase in market capitalization from the grant date market capitalization of more than $400 million, $800 million and $1.3 billion at each applicable stock price performance hurdle. The Compensation Committee sought to deliver value within market norms and therefore reviewed similar one-time equity awards disclosed for public companies of similar size over the last five years and determined the grant date fair value of the PSUs granted to Messrs. Wells and Sailer, and Ms. Feldman were within market norms. The Compensation Committee also considered the impact of all one-time awards made to Messrs. Wells and Sailer, and Ms. Feldman since 2022 and, in reviewing overall target pay positioning including the annualized value of one-time awards, determined that Messrs. Wells and Sailer, and Ms. Feldman were positioned near the median of the Company’s peer group.

Annual PSUs Granted in 2024 and 2023

We granted PSUs to our NEOs on May 15, 2024 (the “2024 PSUs”) and May 2, 2023 (the “2023 PSUs”). As of December 31, 2025, (a) the respective performance period for the 2024 PSUs and 2023 PSUs was in progress, and (b) the payout of the 2024 PSUs and 2023 PSUs would not be determinable until after the applicable performance period completed on March 31, 2027 with respect to the 2024 PSUs and March 31, 2026 with respect to the 2023 PSUs. Pursuant to the 2024 PSUs and 2023 PSUs, each NEO is eligible to receive shares of Clear Channel Outdoor common stock ranging from 0% to 150% of target based on Clear Channel Outdoor’s achievement of a Relative TSR goal over the three year performance period from April 1, 2024 to March 31, 2027 with respect to the 2024 PSUs and April 1, 2023 to March 31, 2026 with respect to the 2023 PSUs, based on the performance goals as described below.

Total Shareholder Return Relative to S&P 600 for 2024 PSUs and 2023 PSUs

	Performance Goal	Performance Vesting Percentage
Below Threshold Level	<25th Percentile relative to S&P 600	0%
Threshold Level	25th Percentile relative to S&P 600	50%
Target Level	50th Percentile relative to S&P 600	100%
Maximum Level	75th Percentile relative to S&P 600	150%

Note: Straight line interpolation is used to determine the performance vesting percentage between threshold and maximum.

Annual PSUs Granted in 2022

We granted PSUs to our NEOs on May 4, 2022 (the “2022 PSUs”). The performance period for the 2022 PSUs was completed on March 31, 2025, with performance achieved at 0% of target, resulting in the forfeiture of all underlying shares from the 2022 PSU awards.

Treatment of Equity in Connection with Merger Agreement

RSUs. On February 9, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we will be acquired by an investor consortium comprised of affiliates and/or certain investment funds advised by Mubadala Capital, in partnership with TWG Global. Pursuant to the terms of the Merger Agreement, each RSU that is outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) will automatically vest and be cancelled and converted into the right to receive an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (i) $2.43 (the “Per Share Price”) and (ii) the total number of shares of Company stock subject to such RSU as of immediately prior to the Effective Time.

2023 PSUs, 2024 PSUs, and 2025 Annual PSUs. Pursuant to the terms of the Merger Agreement, each 2023 PSU, 2024 PSU, and 2025 Annual PSU for which the performance period has been completed at or prior to the Effective Time and that is outstanding and unvested as of immediately prior to the Effective Time will automatically vest and be cancelled and converted into the right to receive an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (i) the Per Share Price and (ii) the total number of shares of Company common stock subject to such 2023 PSU, 2024 PSU, and 2025 Annual PSU as of immediately prior to the Effective Time (as determined assuming the payout factor applicable to such 2023 PSUs, 2024 PSUs, and 2025 Annual PSUs based on actual performance attained in accordance with the applicable award agreement governing such 2023 PSUs, 2024 PSUs, and 2025 Annual PSUs (as determined by the Compensation Committee)). Each 2023 PSU, 2024 PSU, and 2025 Annual PSU for which the performance period has not been completed at or prior to the Effective Time and that is outstanding and unvested as of immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive, an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (A) the Per Share Price and (B) the total number of shares of Company common stock subject to such 2023 PSU, 2024 PSU, and 2025 Annual PSU as of immediately prior to the Effective Time (as determined in accordance with the following sentence) (such amount, the “Unvested PSU Consideration”). The Unvested PSU Consideration will vest and become payable in accordance with the service-based vesting schedule applicable to such 2023 PSU, 2024 PSU, and 2025 Annual PSU immediately prior to the Effective Time, subject to double-trigger accelerated vesting on any termination without cause or resignation for good reason (as such terms are defined in the Executive Change in Control Severance Plan (the “Change in Control Severance Plan”)) following the Effective Time and prior to the regular vesting date. For purposes of the immediately preceding clause (B), the number of shares of Company common stock subject to each 2023 PSU, 2024 PSU, and 2025 Annual PSU will be determined in the manner set forth in the Merger Agreement, including in respect of the applicable payout factor. For the avoidance of doubt, any Unvested PSU Consideration will not be subject to any performance-based vesting requirements and will be subject solely to the service-based vesting requirements applicable to the applicable 2023 PSU, 2024 PSU, and 2025 Annual PSU as of immediately prior to the Effective Time.

One-time PSUs. Pursuant to the terms of the Merger Agreement, at the Effective Time, each One-time PSU that is outstanding as of immediately prior to the Effective Time will automatically be cancelled and converted into (i) the right to receive an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (A) the Per Share Price and (B) one-third of the total number of shares of Company common stock subject to such One-time PSU as of immediately prior to the Effective Time and (ii) with respect to the remaining two-thirds of each such One-time PSU, be cancelled and converted into the right to receive, an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (A) the Per Share Price and (B) two-thirds of the total number of shares of Company common stock subject to such One-time PSU as of immediately prior to the Effective Time (such amount, the “Unvested One-time PSU Consideration”), with such Unvested One-time PSU Consideration vesting and becoming payable on May 31, 2028, subject to continued employment through such date, and subject to double-trigger accelerated vesting on any termination without cause or resignation for good reason (as such terms are defined in the Change in Control Severance Plan) following the Effective Time and prior to May 31, 2028. For the avoidance of doubt, any Unvested One-time PSU Consideration will not be subject to any performance-based vesting requirements and will be subject solely to the service-based vesting requirements applicable to the applicable One-time PSU through May 31, 2028.

Options. Pursuant to the terms of the Merger Agreement, at the Effective Time, each option to purchase shares of Company common stock that is outstanding as of immediately prior to the Effective Time or vests in accordance with its terms as a result of the consummation of the Merger and other transactions contemplated by the Merger Agreement, will automatically be cancelled and converted into the right to receive an amount in cash, without interest and subject to applicable withholding taxes, equal to the product of (i) the number of shares of Company common stock subject to such option as of immediately prior to the Effective Time and (ii) the excess, if any, of the Per Share Price over the exercise price per share of such option. Accordingly, at the Effective Time, each option that has an exercise price per share of Company common stock as of immediately prior to the Effective Time that is greater than or equal to the Per Share Price will be automatically cancelled and forfeited for no consideration at the Effective Time.

Treatment of Mr. Cochrane’s PSUs and RSUs

In connection with the closing of the sale of the businesses constituting the Company’s Europe-North segment on March 31, 2025, and Mr. Cochrane’s departure from the Company effective therewith, the Compensation Committee approved, expressly contingent upon the occurrence of the closing, the accelerated vesting of (i) 221,410 outstanding RSUs held by Mr. Cochrane that were scheduled to vest on or before March 31, 2026, and (ii) a number of PSUs granted to Mr. Cochrane on May 2, 2023 equal to 95.8% of the target number of underlying PSUs (i.e. 221,759 PSUs). For the avoidance of doubt, any other RSUs, any other PSUs subject to the 2023 PSU grant or any other grant of PSUs held by Mr. Cochrane that remained unvested as of March 31, 2025, after giving effect to the foregoing acceleration, were immediately forfeited for no consideration.

Equity Award Granting Practices

We maintain the following equity award granting practices:

●	Stock options were eliminated from the mix annually awarded to all of our employees in 2017;

●	Equity award grants for all of our employees are generally approved and made in the second quarter of the applicable fiscal year. We intend to continue to follow this equity award grant timing for future fiscal years;

●	We do not take MNPI into account when determining the timing and terms of equity awards, and we have never had a practice of doing so;

●	We have never timed, and do not plan to time, the release of MNPI for the purpose of affecting the value of executive compensation; and

●	Our equity award accounting complies with U.S. GAAP and is disclosed in our applicable SEC filings.

Executive Benefits and Perquisites

In 2025, we provided retirement benefits to our NEOs (other than Mr. Cochrane) through Company matching contributions to the 401(k) retirement savings plan as well as access to health, disability and life insurance programs, which are the same plans available to all U.S. employees. During his employment, Mr. Cochrane received retirement benefits through matching Company contributions and a cash payment that he could elect to apply to his defined contribution plan account, as well as had access to health and disability programs which were the same retirement benefits and health and disability programs available to all UK employees. He also received club dues for membership in the Institute of Chartered Accountants in England and Wales and Company-paid tax services during 2025 and was eligible to receive supplemental life insurance benefits. These amounts are quantified in the “All Other Compensation” column of the 2025 Summary Compensation Table.

Retention Bonuses in Connection with the Merger Agreement

Following the end of our fiscal year, in connection with entry into the Merger Agreement on February 9, 2026, the Company entered into letter agreements with each of the NEOs set forth in the table below providing for the payment of retention bonuses (the “Retention Bonus Agreements”). Pursuant to the Retention Bonus Agreements, the retention bonus amounts set forth opposite each applicable NEO’s name in the table below (the “Retention Bonuses”) will vest and become payable immediately prior to the consummation of the Merger, subject to the applicable NEO’s continued employment through the consummation of the Merger. If the applicable NEO’s employment is terminated by the Company without “cause” (as defined in the applicable Retention Bonus Agreement) or, for Messrs. Wells and Sailer and Ms. Feldman, due to a resignation with “good reason” or “good cause” (each, as defined in the applicable Retention Bonus Agreement) prior to the Effective Time, then such NEO’s Retention Bonus will vest and become payable upon such termination of employment. Under the Retention Bonus Agreements, the NEOs are required to repay to the Company a prorated portion of the after-tax amount of the Retention Bonuses in the event they breach their existing restrictive covenant obligations to the Company or its affiliates.

NEO	Retention Bonus Amount ($)
Scott R. Wells	660,000
David J. Sailer	412,500
Lynn A. Feldman	412,500
Jason A. Dilger	174,000

Other Key Features of our Executive Compensation Program

Stock Ownership Guidelines

Our stock ownership guidelines, effective January 1, 2020, require all NEOs and other members of the Company’s executive team with a base salary of at least $500,000 to hold a minimum number of shares of Clear Channel Outdoor stock while serving in their leadership position. The guidelines are intended to further align the interests of executives with those of our stockholders by requiring executives to be subject to the same long-term stock price volatility our stockholders experience.

Shares counted toward meeting the requirement include directly owned shares (including after-tax vested RSUs) and unvested RSUs. Unvested stock options and unearned PSUs do not count toward meeting the requirement. The ownership value for each participant is measured annually based on the closing stock price as of December 31.

Current executives had five years from January 1, 2020 to meet the ownership guideline requirements for their position. New hires and newly promoted executives will have five years from their hire/promotion date to meet their requirement. Executives who do not meet their requirement are evaluated on a case-by-case basis.

Named Executive Officer	Stock Ownership Guideline
Scott R. Wells	5 times base salary
David J. Sailer	3 times base salary
Lynn A. Feldman	3 times base salary
Jason A. Dilger	1 times base salary

Anti-Hedging and Anti-Pledging Policies

Our Insider Trading Policy prohibits hedging of our securities by any employee, including our NEOs. Further, the pledging of our securities by any employee, including our NEOs, is prohibited except for pledging of securities as collateral for a loan with the prior approval of our Compliance Officer.

Clawback Policy

The Compensation Committee has adopted a Clawback Policy that complies with NYSE’s clawback rules promulgated under Section 10D of the Exchange Act. In the event CCOH is required to prepare an accounting restatement of its financial statements due to CCOH’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse CCOH, or forfeit, any excess incentive-based compensation “received” (as defined in the Clawback Policy) by such covered executive during the three completed fiscal years immediately preceding the date on which CCOH is required to prepare the restatement. Executives covered by the clawback policy are current and former executive officers, as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The clawback policy only applies to incentive-based compensation received on or after the effective date of Section 303A.14 of the NYSE Listed Company Manual.

Severance Agreements

Each of Messrs. Wells, Dilger and Sailer, and Ms. Feldman, are entitled to certain payments and benefits in certain termination situations or upon a change in control, pursuant to their employment agreements. The benefits that Mr. Cochrane received in connection with his termination are set forth below in the section entitled “Executive Compensation—Potential Post-Employment Payments”.

On August 5, 2024, to better align with market practice, the Compensation Committee adopted the Change in Control Severance Plan, which provides certain severance pay and benefits to eligible executives participating in the Change in Control Severance Plan (which includes Messrs. Wells, Dilger and Sailer, and Ms. Feldman) whose employment is terminated in certain situations following the occurrence of a change in control (as defined therein).

Clear Channel Outdoor believes that the Change in Control Severance Plan and its other severance arrangements facilitate an orderly transition in the event of changes in management. For further information on severance payments and benefits (or notice or pay in lieu of notice), see the section below entitled “Executive Compensation—Potential Post-Employment Payments”.

Tax and Accounting Treatment

Deductibility of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), placed a limit of $1,000,000 on the amount of compensation Clear Channel Outdoor could deduct for Federal income tax purposes in any one year with respect to certain senior executives of Clear Channel Outdoor, which we referred to herein as the “Covered Employees.” The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2018, such that compensation paid to Clear Channel Outdoor’s covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

In reviewing the effectiveness of the executive compensation program, the Compensation Committee considers the anticipated tax treatment to Clear Channel Outdoor and to the Covered Employees of various payments and benefits. To maintain flexibility in compensating the NEOs in a manner designed to promote varying corporate goals, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Code and has not adopted a policy requiring all compensation to be deductible. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and may award compensation that is not deductible to the extent consistent with its other compensation objectives.

Accounting for Stock-Based Compensation

Clear Channel Outdoor accounts for stock-based payments, including awards under the 2024 Plan, in accordance with the requirements of FASB ASC Topic 718.

Executive Compensation Tables

Summary Compensation Table

The Summary Compensation Table below provides compensation information for the years ended December 31, 2025, 2024 and 2023 for our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation ($)(d)	Total ($)*
Scott R. Wells	2025	1,100,000	—	4,015,083	1,439,301	6,000	6,560,384
President and	2024	1,100,000	—	7,011,444	1,560,740	5,000	9,677,184
Chief Executive Officer	2023	1,100,000	—	2,675,832	973,392	5,000	4,754,224
David J. Sailer(e)	2025	650,000	—	1,405,950	763,428	6,000	2,825,378
Executive Vice President,	2024	631,967	—	2,951,900	766,025	5,000	4,354,892
Chief Financial Officer	2023	—	—	—	—	—	—
Lynn A. Feldman	2025	703,846	—	1,405,950	811,031	6,000	2,926,827
Executive Vice President, Chief Legal and	2024	650,000	—	2,124,850	838,414	5,000	3,618,264
Administrative Officer and Corporate Secretary	2023	650,000	—	852,499	552,147	5,000	2,059,646
Jason A. Dilger	2025	433,385	—	352,493	302,402	6,000	1,094,280
Chief Accounting Officer	2024	400,000	—	353,407	295,168	5,000	1,053,575
	2023	400,000	—	337,187	193,070	5,000	935,257
Justin Cochrane(f)	2025	123,550	444,781	—	—	515,313	1,083,644
Former Chief Executive Officer,	2024	479,172	119,793	631,086	578,642	50,941	1,859,634
UK & Europe	2023	466,244	116,561	645,832	466,736	39,194	1,734,567

*	Due to rounding, totals may not equal the sum of the rows.

(a)	The amounts reflect, for Mr. Cochrane, cash payments made to him in each of 2023, 2024, and 2025 in recognition of his efforts regarding the sales of our European businesses.

(b)	The amounts shown in the Stock Awards column include the full grant date fair value of stock awards awarded to our NEOs during the applicable year, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For any time-vesting RSUs, the grant date fair value is based on the closing price of common stock on the date of grant. For any PSUs, the grant date fair value is based on a Monte Carlo simulation model as of the grant date. The probable outcome for the PSUs awarded in 2025 was estimated at the target payout level, or 100%. The grant date fair value of the PSU awards granted to our NEOs in 2025, assuming the target and maximum levels of performance are achieved, are as follows:

Name	Grant Date Fair Value of 2025 Annual PSU Grants Assuming Target Performance ($)	Grant Date Fair Value of 2025 Annual PSU Grants Assuming Maximum Performance ($)

Mr. Wells	2,399,845	4,229,727
Mr. Sailer	769,950	1,357,037
Ms. Feldman	769,950	1,357,037
Mr. Dilger	87,493	154,206

For further discussion of the assumptions made in valuation, see also Note 13-Stockholders’ Deficit beginning on page 82 of the Original Form 10-K.

(c)	The amounts reflect cash payments for 2025, 2024 and 2023 from Clear Channel Outdoor as annual incentive plan awards under the Annual Incentive Plan pursuant to pre-established performance goals.

(d)	As described below, for 2025 the All Other Compensation column reflects:

●	amounts we contributed under our 401(k) plan as a matching contribution for the benefit of Messrs. Wells, Sailer and Dilger and Ms. Feldman;

●	amounts we contributed in matching contributions for Mr. Cochrane;

●	a cash payment to Mr. Cochrane, which he may elect to apply toward his defined contribution plan account;

●	dues paid for Mr. Cochrane for membership in the Institute of Chartered Accountants in England and Wales;

●	tax services fees paid for the benefit of Mr. Cochrane; and

●	the value of Mr. Cochrane’s accelerated equity awards in connection with his termination.

	Wells	Sailer	Feldman	Dilger	Cochrane
401(k) and retirement plan contributions	$6,000	$6,000	$6,000	$6,000	$1,647
Club Dues	—	—	—	—	$606
Tax service fees	—	—	—	—	$13,904
Supplemental life insurance(1)	—	—	—	—	—
Cash payment the NEO may elect to apply to the defined contribution plan	—	—	—	—	$7,238
Acceleration of Equity Awards	—	—	—	—	$491,918
Total	$6,000	$6,000	$6,000	$6,000	$515,313

The value of all benefits included in the All Other Compensation column is based on actual costs. For a description of the items reflected in the table above, see “—Employment Agreements with the Named Executive Officers” below.

(1)	Mr. Cochrane’s employment with the Company terminated prior to the annual renewal of his supplemental life insurance benefits. Accordingly, the Company did not incur any costs for Mr. Cochrane’s supplemental life insurance benefits in 2025.

(e)	Mr. Sailer was an NEO for the first time in 2024.

(f)	Mr. Cochrane is a citizen of the United Kingdom and compensation amounts reported for him in the Summary Compensation Table that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rate of £0.7588 = $1.

Employment Agreements with the Named Executive Officers

Messrs. Wells, Sailer and Dilger, and Ms. Feldman each have employment agreements with us. Prior to his termination date, Mr. Cochrane had an employment agreement with us. Certain elements of the NEOs’ compensation in 2025 were determined based on their respective employment agreements. The descriptions of the employment agreements effective as of December 31, 2025 set forth below do not purport to be complete and are qualified in their entirety by the employment agreements. For further discussion of the amounts of salary and bonus and other forms of compensation, see “Compensation Discussion and Analysis” above.

Each of the employment agreements discussed below provides for severance payments as described under “—Potential Post-Employment Payments,” which descriptions are incorporated herein by reference.

Scott R. Wells

2022 Employment Agreement (Effective Through December 31, 2025)

Mr. Wells assumed the role of President and Chief Executive Officer of the Company on January 1, 2022 and was appointed as a member of the Board.

In connection with the appointment of Mr. Wells as Chief Executive Officer, the Company and Mr. Wells entered into an amended and restated employment agreement, dated as of July 28, 2021 (the “2022 Wells Employment Agreement”).

Under the 2022 Wells Employment Agreement, Mr. Wells received an annual base salary equal to $1,100,000 and was eligible to earn an annual performance bonus based on the achievement of financial and performance criteria established by Clear Channel Outdoor and approved in the annual budget. The target performance bonus that may be earned would be not less than 110% of Mr. Wells’ base salary amount. In addition to the annual bonus, Mr. Wells was also eligible for an annual long-term incentive opportunity (the “Long-Term Incentive Amount”) from Clear Channel Outdoor with an approximate value of not less than $2,000,000. Mr. Wells was also eligible to participate in various benefit programs provided by Clear Channel Outdoor on the same terms and conditions as they are made available to other similarly situated employees.

During Mr. Wells’ employment with Clear Channel Outdoor and for 12 months thereafter, Mr. Wells was subject to non-competition, non-interference and non-solicitation covenants substantially consistent with our other senior executives. Mr. Wells was also subject to customary confidentiality, work product and trade secret provisions.

2026 Employment Agreement (Effective as of January 1, 2026)

On December 15, 2025, the Company and Mr. Wells entered into a second amended and restated employment agreement (the “2026 Wells Employment Agreement”), effective as of January 1, 2026. The 2026 Wells Employment Agreement supersedes the 2022 Wells Employment Agreement.

The initial term of the 2026 Wells Employment Agreement ends on January 1, 2030, and will be automatically extended for additional four-year periods, unless the Company or Mr. Wells gives prior written notice of non-renewal between August 1 and September 1 prior to the end of the then-applicable employment term.

Pursuant to the 2026 Wells Employment Agreement, Mr. Wells will (i) receive a base salary at an annualized rate of $1,200,000, (ii) be eligible to receive an annual performance bonus with a target of 120% of his annual base salary and (iii) be eligible to receive an annual equity incentive grant with an annual target value of $4,000,000, but in no event will the grant date fair value of any such award be less than $2,000,000.

Mr. Wells is also eligible to participate in various benefit programs provided by Clear Channel Outdoor on the same terms and conditions as they are made available to other similarly situated employees.

The 2026 Wells Employment Agreement also contains a customary perpetual confidentiality provision, as well as customary non-interference, non-solicitation and non-competition provisions that apply during employment and for the 12-month period thereafter.

David J. Sailer

Mr. Sailer assumed the role of Executive Vice President and Chief Financial Officer of the Company on March 1, 2024. Mr. Sailer previously served as the Company’s Executive Vice President, Chief Financial Officer of the Americas of the Company. In connection with the appointment of Mr. Sailer as Executive Vice President and Chief Financial Officer, the Company and Mr. Sailer entered into an employment agreement, effective as of March 1, 2024 (the “Sailer Employment Agreement”).

The initial term of the Sailer Employment Agreement ends on March 1, 2027 and will be automatically extended for additional two-year periods, unless the Company or Mr. Sailer gives prior written notice of non-renewal of the Sailer Employment Agreement between August 1 and August 31 prior to the end of the then-applicable employment term.

Pursuant to the Sailer Employment Agreement, Mr. Sailer will (i) receive a base salary at an annualized rate of $650,000, (ii) be eligible to receive an annual performance bonus with a target of 100% of his annual base salary, (iii) be eligible to receive a sign-on long-term equity incentive grant with an approximate value equal to $400,000, and (iv) be eligible for an annual equity incentive grant with an approximate value equal to $1,200,000, but in no event will the grant date fair value of any such award be less than $300,000.

During the term of Mr. Sailer’s employment and for 12 months thereafter, Mr. Sailer is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with Clear Channel Outdoor’s other senior executives. Mr. Sailer is also subject to customary confidentiality, work product and trade secret provisions.

Lynn A. Feldman

2022 Employment Agreement (Effective through July 31, 2025)

Effective November 1, 2022, Clear Channel Outdoor and Ms. Feldman entered into an amended and restated employment agreement (the “2022 Feldman Employment Agreement”).

Pursuant to the 2022 Feldman Employment Agreement, Ms. Feldman was entitled to (i) receive an annual base salary of $650,000, (ii) be eligible to receive an annual performance bonus with a target of 100% of her annual base salary, and (iii) receive a Long-Term Incentive Amount with an annual target value equal to $825,000; provided, that, in no event would the grant date fair value be less than $300,000. Ms. Feldman was also eligible to participate in various benefit programs provided by Clear Channel Outdoor on the same terms and conditions as they are made available to other similarly situated employees.

Under the 2022 Feldman Employment Agreement, during Ms. Feldman’s employment with Clear Channel Outdoor and for 12 months thereafter, Ms. Feldman was subject to non-competition, non-interference and non-solicitation covenants substantially consistent with our other senior executives.

2025 Employment Agreement (Effective as of August 1, 2025)

On July 22, 2025, the Company and Ms. Feldman entered into a second amended and restated employment agreement (the “2025 Feldman Employment Agreement”), effective as of August 1, 2025 (the “Effective Date”). The 2025 Feldman Employment Agreement supersedes the 2022 Feldman Employment Agreement.

The initial term of the 2025 Feldman Employment Agreement ends on July 31, 2028, and will be automatically extended for additional two-year periods, unless the Company or Ms. Feldman gives prior written notice of non-renewal between December 1 and December 31 prior to the end of the then-applicable employment term.

Pursuant to the 2025 Feldman Employment Agreement, Ms. Feldman’s title was changed to Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary to reflect her additional Human Resources responsibilities. Ms. Feldman will (i) receive a base salary at an annualized rate of $750,000 (retroactive to June 1, 2025), (ii) be eligible to receive an annual performance bonus with a target of 100% of her annual base salary and (iii) be eligible to receive an annual equity incentive grant with an annual target value of $1,400,000, but in no event will the grant date fair value of any such award be less than $300,000.

Ms. Feldman is also eligible to participate in various benefit programs provided by Clear Channel Outdoor on the same terms and conditions as they are made available to other similarly situated employees.

The 2025 Feldman Employment Agreement also contains a customary perpetual confidentiality provision, as well as customary non-interference, non-solicitation and non-competition provisions that apply during employment and for the 12-month period thereafter.

Jason A. Dilger

Effective January 1, 2025, Clear Channel Outdoor and Mr. Dilger entered into an amended and restated employment agreement (the “2025 Dilger Employment Agreement”). The 2025 Dilger Employment Agreement supersedes the amended and restated employment agreement between Clear Channel Outdoor and Mr. Dilger, dated January 20, 2022.

The initial term of the 2025 Dilger Employment Agreement ends on January 1, 2028 and will be automatically extended for additional three-year periods, unless the Company or Mr. Dilger gives prior written notice of non-renewal of the 2025 Dilger Employment Agreement between June 1 and July 1 prior to the end of the then-applicable employment term.

Pursuant to the 2025 Dilger Employment Agreement, Mr. Dilger will (i) receive a base salary at an annualized rate of $435,000, (ii) be eligible to receive an annual performance bonus with a target of 65% of his annual base salary and (iii) be eligible for an annual equity incentive grant with an annual target value equal to $350,000 provided, that, in no event will the grant date fair value be less than $325,000 per award.

During the term of Mr. Dilger’s employment and for 12 months thereafter, Mr. Dilger is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with Clear Channel Outdoor’s other senior executives. Mr. Dilger is also subject to customary confidentiality, work product and trade secret provisions.

Justin Cochrane

On March 10, 2015, Clear Channel UK Ltd. (“Clear Channel UK”) and Mr. Cochrane entered into a contract of employment, which was amended pursuant to a variation of terms agreement on May 7, 2019 (as amended, the “Cochrane Agreement”). The Cochrane Agreement could be terminated upon six months’ notice from Mr. Cochrane to Clear Channel UK or upon 12 months’ notice from Clear Channel UK to Mr. Cochrane; provided that, Clear Channel UK could provide payment of Mr. Cochrane’s base salary for the remaining notice period in lieu of notice. Clear Channel UK could place Mr. Cochrane on garden leave during the applicable notice period, during which time Mr. Cochrane would continue to receive his base salary and other pension and insurance benefits.

Pursuant to the Cochrane Agreement, Mr. Cochrane was entitled to an annual base salary and was eligible to receive a discretionary long term incentive award. Additionally, Mr. Cochrane was eligible to receive an annual bonus in an amount up to 100% of his base salary, subject to achieving specified performance goals. Mr. Cochrane also participated in the Group Personal Pension Plan, which is a tax-qualified defined contribution plan, and received permanent health insurance while a member of the Group Personal Pension Plan. Under the terms of the Cochrane Agreement, Mr. Cochrane and his dependents were covered by the Clear Channel Medical Insurance plan.

During Mr. Cochrane’s employment and during the nine month period thereafter, Mr. Cochrane is subject to non-competition, non-solicitation and non-interference covenants.

Grants of Plan-Based Awards

Stock Incentive Plans

Clear Channel Outdoor grants equity incentive awards to NEOs and other eligible participants under the 2024 Plan. The 2024 Plan is intended to facilitate the ability of Clear Channel Outdoor to attract, motivate and retain employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities.

The 2024 Plan allows for the issuance of restricted stock, incentive and non-statutory stock options, stock appreciation rights, director shares, restricted stock units and other types of stock-based and/or performance-based awards to any present or future director, officer, employee, consultant or advisor of or to Clear Channel Outdoor or its subsidiaries.

The 2024 Plan is administered by the Compensation Committee, except that the entire Board has sole authority for granting and administering awards to non-employee directors. The Compensation Committee determines which eligible persons receive an award and the types of awards to be granted as well as the amounts, terms and conditions of each award including, if relevant, the exercise price, the form of payment of the exercise price, the number of shares, cash or other consideration subject to the award and the vesting schedule. These terms and conditions will be set forth in the award agreement furnished to each participant at the time an award is granted to him or her under the 2024 Plan. The Compensation Committee also makes other determinations and interpretations necessary to carry out the purposes of the 2024 Plan. For a description of the treatment of awards upon a participant’s termination of employment or change in control, see “—Potential Post-Employment Payments.”

Cash Incentive Plan

As discussed above, NEOs also are eligible to receive awards under the Annual Incentive Plan. See “Compensation Discussion and Analysis—Analysis of 2025 Executive Compensation Decisions—Annual Incentive Plan” for a more detailed description of the Annual Incentive Plan and the grant of awards to the NEOs thereunder.

The following table sets forth certain information concerning plan-based awards granted to the NEOs during the year ended December 31, 2025.

Grants of Plan-Based Awards During 2025

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)(a)
Scott Wells	N/A(b)	—	1,210,000	2,420,000	—	—	—	—	—
	5/28/25(c)	—	—	—	—	—	—	1,523,809	1,615,238
	5/28/25 (c)	—	—	—	779,477	1,889,642	3,330,494	—	2,399,845
David Sailer	N/A(b)	—	650,000	1,300,000	—	—	—	—	—
	5/28/25 (d)	—	—	—	—	—	—	600,000	636,000
	5/28/25 (d)	—	—	—	250,082	606,260	1,068,533	—	769,950
Lynn Feldman	N/A(b)	—	708,630	1,417,260	—	—	—	—	—
	5/28/25 (e)	—	—	—	—	—	—	600,000	636,000
	5/28/25 (e)	—	—	—	250,082	606,260	1,068,533	—	769,950
Jason Dilger	N/A(b)	—	282,750	565,500	—	—	—	—	—
	5/28/25 (f)	—	—	—	—	—	—	250,000	265,000
	5/28/25 (f)	—	—	—	28,418	68,892	121,422	—	87,493
Justin Cochrane	N/A	—	—	—	—	—	—	—	—

(a)	The amounts in the table reflect the full grant date fair value of RSUs and PSUs computed in accordance with the requirements of ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. The grant date fair value of time-vesting RSUs is based on the closing price of our common stock on the date of grant. The grant date fair value of PSUs is based on a Monte Carlo valuation as of the grant date assuming achievement at the target payout level, or 100%. For assumptions made in the valuation, see footnote (b) to the Summary Compensation Table above and Note 13-Stockholders’ Deficit beginning on page 82 of the Original Form 10-K.
(b)	Messrs. Wells, Sailer, and Dilger and Ms. Feldman received cash incentive awards from Clear Channel Outdoor under the Annual Incentive Plan. For further discussion of the 2025 cash incentive awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”
(c)	On May 28, 2025, Mr. Wells received a grant of 3,413,451 shares of Clear Channel Outdoor’s common stock. The RSUs will vest as follows: (1) 1,523,809 shares of the award is time-vesting, with one-third vesting on each of April 1, 2026, April 1, 2027 and April 1, 2028; (2) 1,889,642 of the shares will be earned, in aggregate, between 0% - 176.25% based 65% on relative TSR and 35% based on unlevered free cash flow, defined as Adjusted EBITDA less CapEx (modified by the CAGR Multiplier). The earned shares will vest 100% on April 1, 2028.
(d)	On May 28, 2025, Mr. Sailer received a grant of 1,206,260 shares of Clear Channel Outdoor’s common stock. The RSUs will vest as follows: (1) 600,000 shares of the award is time-vesting, with one-third vesting on each of April 1, 2026, April 1, 2027 and April 1, 2028; (2) 606,260 of the shares will be earned, in aggregate, between 0% - 176.25% based 65% on relative TSR and 35% based on unlevered free cash flow, defined as Adjusted EBITDA less CapEx (modified by the CAGR Multiplier). The earned shares will vest 100% on April 1, 2028.
(e)	On May 28, 2025, Ms. Feldman received a grant of 1,206,260 shares of Clear Channel Outdoor’s common stock. The RSUs will vest as follows: (1) 600,000 shares of the award is time-vesting, with one-third vesting on each of April 1, 2026, April 1, 2027 and April 1, 2028; (2) 606,260 of the shares will be earned, in aggregate, between 0% - 176.25% based 65% on relative TSR and 35% based on unlevered free cash flow, defined as Adjusted EBITDA less CapEx (modified by the CAGR Multiplier). The earned shares will vest 100% on April 1, 2028.
(f)	On May 28, 2025, Mr. Dilger received a grant of 318,892 shares of Clear Channel Outdoor’s common stock. The RSUs will vest as follows: (1) 250,000 shares of the award is time-vesting, with one-third vesting on each of April 1, 2026, April 1, 2027 and April 1, 2028; (2) 68,892 of the shares will be earned, in aggregate, between 0% - 176.25% based 65% on relative TSR and 35% based on unlevered free cash flow, defined as Adjusted EBITDA less CapEx (modified by the CAGR Multiplier). The earned shares will vest 100% on April 1, 2028.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards of the NEOs at December 31, 2025.

Outstanding Equity Awards at December 31, 2025

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option	Option	Number of Shares or Units of Stock That		Market Value of Shares or Units of Stock That	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That
Name	(#) Exercisable	(#) Unexercisable	Exercise Price ($)	Expiration Date	Have Not Vested (#)		Have Not Vested(a ) ($)	Not Vested (#)		Have Not Vested(a) ($)
Scott R. Wells	25,654	—	5.69	6/3/2026	—		—	—		—
	—	—	—	—	252,778	(b)	558,639	—		—
	—	—	—	—	—		—	1,564,814	(c)	3,458,239
	—	—	—	—	424,242	(d)	937,575	—		—
	—	—	—	—	—		—	1,452,128	(e)	3,209,203
	—	—	—	—	—		—	3,205,128	(f)	7,083,333
	—	—	—	—	1,523,809	(g)	3,367,618	—		—
	—	—	—	—	—		—	3,330,494	(h)	7,360,392
David Sailer	8,978	—	5.69	6/3/2026
					58,334	(b)	128,918	—		—
					—		—	291,666	(c)	644,582
					277,056	(d)	612,294	—		—
					—		—	765,957	(e)	1,692,765
					—		—	1,025,641	(f)	2,266,667
					600,000	(g)	1,326,000	—		—
								1,068,533	(h)	2,361,458
Lynn A. Feldman	11,043	—	5.54	7/7/2026	—		—	—		—
	—	—	—	—	91,667	(b)	202,584	—		—
	—	—	—	—	—		—	458,333	(c)	1,012,916
	—	—	—	—	173,160	(d)	382,684	—		—
	—	—	—	—	—		—	478,722	(e)	1,057,976
	—	—	—	—	—		—	854,700	(f)	1,888,887
	—	—	—	—	600,000	(g)	1,326,000	—		—
								1,068,533	(h)	2,361,458
Jason A. Dilger					—		—	—		—
	3,078	—	5.69	6/3/2026	—		—	—		—
	—	—	—	—	40,625	(b)	89,781	—		—
	—	—	—	—	—		—	165,509	(c)	365,775
	—	—	—	—	113,636	(d)	251,136	—		—
	—	—	—	—	—		—	69,813	(e)	154,287
	—	—	—	—	250,000	(g)	552,500	—		—
	—	—	—	—	—		—	121,422	(h)	268,343
Justin Cochrane	—	—	—	—	—		—	—		—

(a)	Market value is based upon the closing sale price of Clear Channel Outdoor common stock on December 31, 2025 of $2.21.
(b)	The outstanding RSUs, which were granted on May 2, 2023, will vest in full on April 1, 2026.

(c)	The PSUs granted on May 2, 2023 will vest, if at all, based on the Relative TSR over a performance period commencing on April 1, 2023 and ending on March 31, 2026. As of December 31, 2025, the Company’s achievement level of Relative TSR was at the maximum level of performance. Accordingly, the number of shares reported in the table reflect amounts based on maximum performance. The actual number of shares that will vest pursuant to the PSUs is not yet determinable.
(d)	The outstanding RSUs, which were granted on May 15, 2024, will vest in equal installments on each of April 1, 2026 and April 1, 2027.
(e)	The PSUs granted on May 15, 2024, will vest, if at all, based on Relative TSR over a performance period commencing on April 1, 2024 and ending on March 31, 2027. As of December 31, 2025, the Company’s achievement level of Relative TSR was between the target and maximum level of performance. Accordingly, the number of shares reported in the table reflect amounts based on maximum performance. The actual number of shares that will vest pursuant to the PSUs is not yet determinable.
(f)	The PSUs granted on May 31, 2024 will vest, if at all, based on achievement of specific stock price hurdles for Clear Channel Outdoor Holdings common stock. As of December 31, 2025, the Company had not achieved any of these stock price hurdles.
(g)	The outstanding RSUs, which were granted on May 28, 2025, will vest in three equal installments on each of April 1, 2026, April 1, 2027 and April 1, 2028.
(h)	The Annual PSUs granted on May 28, 2025, will vest, if at all, (i) 65% based on Relative TSR and (ii) 35% based on Adjusted EBITDA less CapEx (modified by the CAGR Multiplier), both over a performance period commencing on April 1, 2025 and ending on March 31, 2028. As of December 31, 2025, the Company’s weighted achievement level of the combined metrics was between the target and maximum level of performance. Accordingly, the number of shares reported in the table reflect amounts based on maximum performance. The actual number of shares that will vest pursuant to the PSUs is not yet determinable.

Option Exercises and Stock Vested

The following table sets forth certain information concerning option exercises by and stock vesting for the NEOs during the year ended December 31, 2025.

Option Exercises and Stock Vested During 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(a) (#)	Value Realized on Vesting(b) ($)
Scott R. Wells	—	—	666,945	774,138
David J. Sailer	—	—	217,063	238,769
Lynn A. Feldman	—	—	214,162	235,578
Jason A. Dilger	—	—	113,857	125,243
Justin Cochrane	—	—	443,169	491,918

(a)	Represents the gross number of shares acquired on vesting of stock awards, without taking into account any shares withheld to satisfy applicable tax obligations.
(b)	Represents the value of the vested stock awards calculated by multiplying (1) the number of vested shares underlying such stock award by (2) the closing price on the vesting date.

Pension Benefits Table

Clear Channel Outdoor does not sponsor any pension plans in which the NEOs participate.

Non-Qualified Defined Contribution and Deferred Compensation Plans

Clear Channel Outdoor does not sponsor any non-qualified deferred compensation plans in which the NEOs participate.

Potential Post-Employment Payments

The following narrative and table describe the potential payments or benefits upon termination, change in control or other post-employment scenarios for Messrs. Wells, Sailer and Dilger, and Ms. Feldman using an assumed December 31, 2025 trigger event for each scenario and reflect the employment agreements then in place at the time of the trigger event. For Mr. Cochrane, the following narrative describes the payments and benefits that he received upon his termination of employment.

Scott R. Wells

Termination due to Death. If Mr. Wells’ employment is terminated by his death, Clear Channel Outdoor will pay to his designee or, if no designee, to his estate his accrued and unpaid base salary and any unpaid prior year bonus, if any, through the date of termination, any business expenses incurred by Mr. Wells but not yet reimbursed and any other payments required under applicable employee benefit plans, equity plans or equity award agreements (collectively, the “Accrued Obligations”).

Termination due to Disability. If Mr. Wells’ employment is terminated due to disability, Clear Channel Outdoor will pay all Accrued Obligations to him.

Termination by Clear Channel Outdoor for Cause. If Mr. Wells’ employment is terminated by Clear Channel Outdoor for Cause, Clear Channel Outdoor will pay all Accrued Obligations to him.

Termination by Clear Channel Outdoor without Cause, Non-renewal by Clear Channel Outdoor or Termination by Mr. Wells for Good Reason. If Clear Channel Outdoor terminates Mr. Wells’ employment without Cause or does not renew Mr. Wells’ employment agreement, or if Mr. Wells terminates employment for Good Reason, then Clear Channel Outdoor will pay all Accrued Obligations to Mr. Wells. In addition, if Mr. Wells signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor and Mr. Wells: (i) Clear Channel Outdoor will pay Mr. Wells, in periodic payments in accordance with ordinary payroll practices and deductions, his current base salary for 18 months (the “Severance Payments” or “Severance Pay Period”); (ii) Mr. Wells will be eligible for a pro-rata bonus (“Pro-Rata Bonus”), calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year. Mr. Wells will receive such Pro-Rata Bonus only if Mr. Wells would have earned the bonus had Mr. Wells remained employed through the end of the applicable calendar year. Calculation and payment of the bonus, if any, shall be pursuant to the plan in effect during the termination year; (iii) Clear Channel Outdoor will pay Mr. Wells a separation bonus in an amount equal to the target bonus to which Mr. Wells would be entitled for the year in which his employment terminates, payable in a lump sum; (iv) Clear Channel Outdoor will pay Mr. Wells in a lump sum an amount equal to the product of (A) 18 and (B) the COBRA premiums Mr. Wells would be required to pay if he elected pursuant to COBRA to continue the health benefits coverage he had prior to the termination date (less the amount that Mr. Wells would have to pay for such coverage as an active employee) (the “COBRA Payment”), less applicable federal and state withholdings and all other applicable deductions; and (v) any unvested time vesting equity awards scheduled to vest within the 12-month period following the date of termination shall vest in full on the date of termination. Pursuant to the 2022 Wells Employment Agreement in effect on December 31, 2025, any unvested performance vesting options shall remain eligible to vest for the three month period following the date of termination. Any outstanding and unvested RSUs that are subject to performance-based vesting will vest (i) one-third of the target shares are eligible to vest if the date of termination is before the date of which is two years prior to the vesting date, (ii) two-thirds of the target shares are eligible to vest if the date of termination is on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date and (iii) 100% of the target shares are eligible to vest if the date of termination is on or after the date which is the one year prior to the vesting date (or other applicable performance metric). The eligible portion of the RSUs that are subject to performance-based vesting will remain outstanding and eligible to be earned at the end of the applicable performance period based on the Relative TSR Performance (or other applicable performance metric) as outlined in the applicable award agreement and, if earned, will then be distributed to Mr. Wells within 60 days.

Non-Renewal by Mr. Wells. If Mr. Wells gives notice of non-renewal of the agreement, Clear Channel Outdoor will pay all Accrued Obligations to Mr. Wells. If the termination date is before the end of the then current employment period, then Clear Channel Outdoor will, in periodic payments in accordance with ordinary payroll practices and deductions, pay Mr. Wells an amount equal to Mr. Wells’ pro-rata base salary through the end of the then current employment period.

If Mr. Wells is in breach of any post-employment obligations or covenants, or if Mr. Wells is hired or engaged in any capacity by any competitor of Clear Channel Outdoor, in Clear Channel Outdoor’s sole discretion, in any location during any severance pay period, severance payments shall cease.

If Mr. Wells is rehired by Clear Channel Outdoor during any severance pay period, severance payments shall cease. However, if Mr. Wells’ new base salary is less than his previous base salary, Clear Channel Outdoor shall pay Mr. Wells the difference between his previous and new base salary for the remainder of the severance pay period.

Under the agreement, “Cause” is generally defined as Mr. Wells’: (1) willful misconduct; (2) willful refusal or repeated failure to perform his duties (other than due to disability); (3) willful refusal or repeated failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere, or other criminal conduct that has or would result in material injury to Clear Channel Outdoor’s reputation; (5) a material breach of Mr. Wells’ employment agreement; or (6) a material violation of Clear Channel Outdoor’s written employment and management policies that has or would result in material injury to Clear Channel Outdoor.

Pursuant to the 2022 Wells Employment Agreement in effect on December 31, 2025, the term “Good Reason” includes: (1) a material reduction in Mr. Wells’ base compensation; (2) a required relocation of Mr. Wells’ residence to a location more than 35 miles from its current location; (3) a material reduction in duties, authority or responsibilities; (4) a requirement that Mr. Wells report to any person of lesser authority than the Board; or (5) a material breach by Clear Channel Outdoor of the terms of Mr. Wells’ employment agreement.

David J. Sailer

Termination due to Death. If Mr. Sailer’s employment is terminated due to death, Clear Channel Outdoor will pay to his designee or, if no designee, to his estate his accrued and unpaid base salary and any unpaid prior year bonus, if any, through the date of termination, any business expenses incurred by Mr. Sailer but not yet reimbursed and any other payments required under applicable employee benefit plans, equity plans or equity award agreements (collectively, the “Accrued Obligations”).

Termination due to Disability. If Mr. Sailer’s employment is terminated due to disability, Clear Channel Outdoor will pay all Accrued Obligations to him.

Termination by Clear Channel Outdoor for Cause. If Clear Channel Outdoor terminates Mr. Sailer’s employment for Cause, Clear Channel Outdoor will pay to Mr. Sailer accrued and unpaid base salary through the termination date and any payments required under applicable benefit plans.

Termination by Clear Channel Outdoor without Cause / Non-renewal by Clear Channel Outdoor / Termination by Mr. Sailer for Good Cause. If Clear Channel Outdoor terminates Mr. Sailer’s employment without Cause or does not renew the Sailer Employment Agreement, or if Mr. Sailer terminates for Good Cause, Clear Channel Outdoor will pay him the Accrued Obligations. In addition, if Mr. Sailer signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor, Clear Channel Outdoor will pay Mr. Sailer, in periodic payments in accordance with ordinary payroll practices and deductions, Mr. Sailer’s current base salary for 12 months. Further, Mr. Sailer will be eligible for a pro-rata portion of the annual bonus, calculated based upon actual performance and prorated to reflect Mr. Sailer’s period of employment during the performance period through the date of termination. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year. Any unvested time-vesting equity awards scheduled to vest within 12 months following the termination date will vest in full on the date of termination. Any outstanding and unvested RSUs that are subject to performance-based vesting will vest (i) one-third of the target shares are eligible to vest if the date of termination is before the date of which is two years prior to the vesting date, (ii) two-thirds of the target shares are eligible to vest if the date of termination is on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date and (iii) 100% of the target shares are eligible to vest if the date of termination is on or after the date which is one year prior to the vesting date. The portion of the RSUs that are subject to performance-based vesting that remain outstanding and eligible to be earned at the end of the applicable performance period based on the Relative TSR Performance (or other applicable performance metric) as outlined in the applicable award agreement will, if earned, then be distributed to Mr. Sailer within 60 days.

Non-Renewal by Mr. Sailer. If Mr. Sailer gives notice of non-renewal of the agreement, Clear Channel Outdoor will pay his accrued and unpaid base salary through the termination date, and any payments required under applicable employee benefit plans. If the termination date selected by the Company following delivery of such notice is before the end of the then-current employment period, and if Mr. Sailer signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor, then Clear Channel Outdoor will, in periodic payments in accordance with ordinary payroll practices and deductions, pay Mr. Sailer an amount equal to his pro-rata base salary through the end of the then-current employment period.

If Mr. Sailer is in breach of any post-employment obligations or covenants, or if Mr. Sailer is hired or engaged in any capacity by any competitor of Clear Channel Outdoor, in Clear Channel Outdoor’s sole discretion, in any location during any severance pay period, the severance payments described above shall cease.

If Mr. Sailer is rehired by Clear Channel Outdoor during any severance pay period, severance payments shall cease. However, if Mr. Sailer’s new base salary is less than his previous base salary, Clear Channel Outdoor shall pay Mr. Sailer the difference between his previous and new base salary for the remainder of the severance pay period.

Under the agreement, “Cause” is generally defined as Mr. Sailer’s: (1) willful misconduct; (2) willful and repeated non-performance of his duties (other than due to disability); (3) willful and repeated failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere to a felony by Mr. Sailer, or other conduct that has or would result in material injury to Clear Channel Outdoor’s reputation; (5) a material breach of his employment agreement; or (6) a material violation of Clear Channel Outdoor’s written employment and management policies.

The term “Good Cause” includes: (1) a change in reporting lines such that Mr. Sailer is no longer directly reporting to the CEO of Clear Channel Outdoor; (2) a required relocation of Mr. Sailer’s principal place of work to a location more than 50 miles from the current location in New York, New York; (3) the Company’s continued failure to comply with a material term of the Sailer Employment Agreement after written notice by Mr. Sailer specifying the alleged failure; (4) a substantial and unusual increase in responsibilities and authority without an offer of additional reasonable compensation as determined by the Company in light of compensation for similarly situated employees; (5) a substantial and unusual reduction in responsibilities or authority; or (6) a reduction in Mr. Sailer’s base salary or annual bonus target.

Lynn A. Feldman

Termination due to Death. If Ms. Feldman’s employment is terminated due to death, Clear Channel Outdoor will pay to her designee or, if no designee, to her estate her accrued and unpaid base salary and any unpaid prior year bonus, if any, through the date of termination, any business expenses incurred by Ms. Feldman but not yet reimbursed and any other payments required under applicable employee benefit plans, equity plans or equity award agreements (collectively, the “Accrued Obligations”).

Termination due to Disability. If Ms. Feldman’s employment is terminated due to disability, Clear Channel Outdoor will pay all Accrued Obligations to her.

Termination by Clear Channel Outdoor for Cause. If Clear Channel Outdoor terminates Ms. Feldman’s employment for Cause, Clear Channel Outdoor will pay to Ms. Feldman accrued and unpaid base salary through the termination date and any payments required under applicable benefit plans.

Termination by Clear Channel Outdoor without Cause / Non-renewal by Clear Channel Outdoor / Termination by Ms. Feldman for Good Cause. If Clear Channel Outdoor terminates Ms. Feldman’s employment without Cause or does not renew the 2025 Feldman Employment Agreement, or if Ms. Feldman terminates for Good Cause, Clear Channel Outdoor will pay her the Accrued Obligations. In addition, if Ms. Feldman signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor, Clear Channel Outdoor will pay Ms. Feldman, in periodic payments in accordance with ordinary payroll practices and deductions, Ms. Feldman’s current base salary for 12 months. Further, Ms. Feldman will be eligible for a pro-rata portion of the annual bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year. Ms. Feldman is eligible only if a bonus would have been earned by the end of the calendar year, and such pro-rata bonus will be paid at the time annual bonuses are paid to other Clear Channel Outdoor employees. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year. Any unvested time-vesting equity awards scheduled to vest within 12 months following the termination date will vest in full on the date of termination. Any outstanding and unvested RSUs that are subject to performance-based vesting will vest (i) one-third of the target shares are eligible to vest if the date of termination is before the date of which is two years prior to the vesting date, (ii) two-thirds of the target shares are eligible to vest if the date of termination is on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date and (iii) 100% of the target shares are eligible to vest if the date of termination is on or after the date which is one year prior to the vesting date. The portion of the RSUs that are subject to performance-based vesting that remain outstanding and eligible to be earned at the end of the applicable performance period based on the Relative TSR Performance (or other applicable performance metric) as outlined in the applicable award agreement will, if earned, then be distributed to Ms. Feldman within 60 days.

Non-Renewal by Ms. Feldman. If Ms. Feldman gives notice of non-renewal of the 2025 Feldman Employment Agreement in accordance with its terms, Clear Channel Outdoor will pay her the Accrued Obligations.

If Ms. Feldman is in breach of any post-employment obligations or covenants, or if Ms. Feldman is hired or engaged in any capacity by any competitor of Clear Channel Outdoor, in Clear Channel Outdoor’s sole discretion, in any location during any severance pay period, the severance payments described above shall cease.

If Ms. Feldman is rehired by Clear Channel Outdoor during any severance pay period, severance payments shall cease. However, if Ms. Feldman’s new base salary is less than her previous base salary, Clear Channel Outdoor shall pay Ms. Feldman the difference between her previous and new base salary for the remainder of the severance pay period.

Under the agreement, “Cause” is generally defined as Ms. Feldman’s: (1) willful misconduct; (2) material non-performance of her duties (other than due to disability); (3) repeated failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere to a felony by Ms. Feldman, or other conduct that has or would result in material injury to Clear Channel Outdoor’s reputation; (5) a material breach of her employment agreement; or (6) a material violation of Clear Channel Outdoor’s written employment and management policies.

The term “Good Cause” includes: (1) a material and substantial diminution of duties or responsibilities or Ms. Feldman’s removal as executive vice president and/or general counsel; (2) a required relocation of Ms. Feldman’s principal place of work to a location more than 30 miles from the current location in New York, New York; or (3) a significant reduction in Ms. Feldman’s base salary or annual bonus target.

Jason A. Dilger

Termination due to Death. If Mr. Dilger’s employment is terminated by his death, Clear Channel Outdoor will pay to his designee or, if no designee, to his estate his accrued and unpaid base salary and any unpaid prior year bonus, if any, through the date of termination, and any payments required under applicable employee benefit plans.

Termination due to Disability. If Mr. Dilger’s employment is terminated due to disability, he will receive all accrued and unpaid base salary and any unpaid prior year bonus, if any, through the date of termination, and any payments required under applicable employee benefit plans.

Termination by Clear Channel Outdoor for Cause. If Clear Channel Outdoor terminates Mr. Dilger’s employment for Cause, Clear Channel Outdoor will pay to Mr. Dilger his accrued and unpaid base salary through the termination date and any payments required under applicable employee benefit plans.

Termination by Clear Channel Outdoor without Cause / Non-renewal by Clear Channel Outdoor. If Clear Channel Outdoor terminates Mr. Dilger’s employment without Cause or does not renew the 2025 Dilger Employment Agreement, Clear Channel Outdoor will pay his accrued and unpaid base salary through the termination date, unpaid prior year bonus, if any, and any payments required under applicable employee benefit plans. In addition, if Mr. Dilger signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor, Clear Channel Outdoor will pay Mr. Dilger, in periodic payments in accordance with ordinary payroll practices and deductions, Mr. Dilger’s current base salary for 12 months. Further, Mr. Dilger will be eligible for a pro-rata portion of the annual bonus, calculated based upon actual performance and paid at the time annual bonuses are paid to other Clear Channel Outdoor employees. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year. Any unvested time-vesting equity awards scheduled to vest within 12 months following the termination date will vest in full on the date of termination. Any outstanding and unvested RSUs that are subject to performance-based vesting will vest (i) one-third of the target shares are eligible to vest if the date of termination is before the date of which is two years prior to the vesting date, (ii) two-thirds of the target shares are eligible to vest if the date of termination is on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date and (iii) 100% of the target shares are eligible to vest if the date of termination is on or after the date which is one year prior to the vesting date. The portion of the RSUs that are subject to performance-based vesting that remain outstanding and eligible to be earned at the end of the applicable performance period based on the Relative TSR Performance (or other applicable performance metric) as outlined in the applicable award agreement will, if earned, then be distributed to Mr. Dilger within 60 days.

Non-Renewal by Mr. Dilger. If Mr. Dilger gives notice of non-renewal of the agreement, Clear Channel Outdoor will pay his accrued and unpaid base salary through the termination date, and any payments required under applicable employee benefit plans. If the termination date selected by the Company following delivery of such notice is before the end of the then-current employment period, and if Mr. Dilger signs a severance agreement and general release of claims in a form satisfactory to Clear Channel Outdoor, then Clear Channel Outdoor will, in periodic payments in accordance with ordinary payroll practices and deductions, pay Mr. Dilger an amount equal to his pro-rata base salary through the end of the then-current employment period.

If Mr. Dilger is in breach of any post-employment obligations or covenants, or if Mr. Dilger is hired or engaged in any capacity by any competitor of Clear Channel Outdoor, in Clear Channel Outdoor’s sole discretion, in any location during any severance pay period, the severance payments described above shall cease.

If Mr. Dilger is rehired by Clear Channel Outdoor during any severance pay period, severance payments shall cease; however, if Mr. Dilger’s base salary following such rehiring is less than his base salary in effect immediately prior to his termination, Clear Channel Outdoor shall pay Mr. Dilger, for the remainder of the severance pay period, the pro-rata difference between his base salary as in effect immediately prior to the termination and his salary following such rehiring.

Under the agreement, “Cause” is generally defined as Mr. Dilger’s: (1) willful misconduct; (2) non-performance of duties (other than due to disability); (3) failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere to a felony by Mr. Dilger, or other conduct that has or would result in material injury to Clear Channel Outdoor’s reputation; (5) a material breach of the 2025 Dilger Employment Agreement; or (6) a significant violation of Clear Channel Outdoor’s written employment and management policies.

Justin Cochrane

In connection with Mr. Cochrane’s departure from the Company, the Compensation Committee approved, expressly contingent upon the occurrence of the closing, the accelerated vesting of (i) 221,410 outstanding RSUs held by Mr. Cochrane that were scheduled to vest on or before March 31, 2026, and (ii) a number of PSUs granted to Mr. Cochrane on May 2, 2023 equal to 95.8% of the target number of underlying PSUs (i.e. 221,759 PSUs), valued at $245,765 and $246,153, respectively. For the avoidance of doubt, any other RSUs, any other PSUs subject to the 2023 PSU grant or any other grant of PSUs held by Mr. Cochrane that remained unvested as of March 31, 2025, after giving effect to the foregoing acceleration, were immediately forfeited for no consideration.

Change in Control Severance Plan

On August 5, 2024, to better align with market practice, the Compensation Committee adopted the Change in Control Severance Plan. The Change in Control Severance Plan will be administered by the Committee. The following NEOs participate in the Change in Control Severance Plan: Messrs. Wells, Sailer and Dilger, and Ms. Feldman. Mr. Cochrane did not participate in the Change in Control Severance Plan.

The Change in Control Severance Plan provides certain severance pay and benefits to eligible executives participating in the Change in Control Severance Plan (including, but not limited to, the following NEOs: Messrs. Wells, Sailer and Dilger and Ms. Feldman) whose employment is terminated by the Company or any of its subsidiaries or affiliates without “cause” or due to a resignation by such participant for “good reason” (each as defined in the Change in Control Severance Plan, and each, a “Qualifying Termination”) during the 12-month period following the consummation of a Change in Control (as defined in the Change in Control Severance Plan, and such 12-month period, the “Change in Control Protection Period”) on or after August 5, 2024.

Upon a Qualifying Termination during the Change in Control Protection Period, subject to the participant’s execution and non-revocation of a general release of claims and continued compliance with the participant’s restrictive covenant obligations, the participant will be entitled to receive:

●	A cash payment equal to the product of (A) the applicable severance multiple (“Applicable Severance Multiple”) for the participant, multiplied by (B) the sum of such participant’s (1) annual base salary and (2) target annual bonus opportunity, payable in a lump sum as soon as administratively practicable following the date the release becomes effective and non-revocable;

●	A pro-rated portion of the annual bonus the participant was eligible to earn for the calendar year in which the termination date occurs, with the amount paid calculated based on actual performance through the termination date, payable in a lump sum as soon as administratively practicable following the date the release becomes effective and non-revocable;

●	Payment of any earned but unpaid annual bonus for the year prior to the year in which the termination date occurs, if any, payable in a lump sum at the same time that any such annual bonuses are paid to similarly-situated employees of the Company generally; and

●	Subject to the terms of the Change in Control Severance Plan, payment or reimbursement on a monthly basis during the participant’s applicable benefit period (“Applicable Benefit Period”) for the amount the participant is required to pay for such participant and his or her dependents to effect and continue coverage under COBRA.

In the event a participant’s employment with the Company or any of its subsidiaries or affiliates terminates (pursuant to a Qualifying Termination or otherwise), all outstanding and unvested equity incentive awards then held by the participant will be treated in accordance with the award agreement applicable to such award or the participant’s employment agreement, as applicable.

The participating NEOs participate in the Change in Control Severance Plan with the following Applicable Severance Multiples and Applicable Benefit Periods: (i) Scott Wells: 2x Applicable Severance Multiple and 24 months Applicable Benefit Period; (ii) David Sailer and Lynn Feldman: 1.5x Applicable Severance Multiple and 18 months Applicable Benefit Period; and (iii) Jason Dilger: 1x Applicable Severance Multiple and 12 months Applicable Benefit Period. Pursuant to the Change in Control Severance Plan, such NEOs will be required to comply with the restrictive covenant obligations set forth in their respective employment agreements as a condition each such NEO’s participation in the Change in Control Severance Plan.

Equity Award Treatment

Awards Granted Prior to 2024

Pursuant to the terms of the 2024 Plan and applicable award agreements, if an NEO’s employment terminates due to death or disability, then unvested RSUs and PSUs will vest in full (with such vesting to be at the target level with respect to PSUs). If an NEO’s employment terminates due to Retirement (as defined in the applicable award agreement), with respect to then-unvested RSUs, the NEO will vest in the portion of the award that would have vested in the ordinary course during the 12-month period following such Retirement. With respect to then-unvested PSUs, the NEO will be eligible to vest in a pro-rata portion of the award such that (i) if the Retirement date occurs before the date which is two years prior to the vesting date, one-third of the target shares will be eligible to vest; (ii) if the Retirement date occurs on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date, two-thirds of the target shares will be eligible to vest; and (iii) if the Retirement date occurs on or after the date which is one year prior to the vesting date, 100% of the target shares will be eligible to vest. The portion of the PSUs that are eligible to vest will remain outstanding and eligible to be earned at the end of the applicable performance period as outlined in the applicable award agreement and, if earned, will then be distributed to the NEO within 60 days. Any then-unvested RSUs and PSUs will be forfeited for no consideration.

Upon a Change in Control (as defined in the applicable award agreement), the Compensation Committee may elect to (i) accelerate the vesting of all or a portion of the award, (ii) cancel the award and pay the NEO an amount of cash, shares of stock or combination thereof equal to the Change in Control Price (as defined in the applicable award agreement) for a number of shares equal to the vested RSUs or target number of PSUs, (iii) provide for the assumption, substitution or continuation of RSUs or PSUs by the successor company or a parent or subsidiary of the successor company, (iv) with respect to PSUs, certify the extent to which the performance conditions have been achieved prior to the conclusion of the performance period, with such PSUs to remain subject to time-based vesting conditions through the conclusion of the performance period, or (v) make such adjustments to the RSUs or PSUs then outstanding as the Compensation Committee deems appropriate to reflect such Change in Control; provided, however, the Compensation Committee may determine that no adjustment is necessary.

In the event that an NEO is terminated by the Company without Cause (as defined in the applicable award agreement) within 12 months following a Change in Control, 100% of then-unvested RSUs and restricted stock awards will vest and then-unvested PSUs will vest at target level.

2024 Awards and 2025 Awards

Pursuant to the terms of the 2024 Plan and applicable award agreements, if an NEO’s employment terminates due to death or disability, then unvested RSUs and PSUs will vest in full (with such vesting to be at the target level with respect to PSUs). If an NEO’s employment terminates due to Retirement (as defined in the applicable award agreement), with respect to then-unvested RSUs, the NEO will vest in the portion of the award that would have vested in the ordinary course during the 12-month period following such Retirement. With respect to then-unvested PSUs, the NEO will be eligible to vest in a pro-rata portion of the award such that (i) if the Retirement date occurs before the date which is two years prior to the vesting date, one-third of the target shares will be eligible to vest; (ii) if the Retirement date occurs on or after the date which is two years prior to the vesting date but before the date which is one year prior to the vesting date, two-thirds of the target shares will be eligible to vest; and (iii) if the Retirement date occurs on or after the date which is one year prior to the vesting date, 100% of the target shares will be eligible to vest. The portion of the PSUs that are eligible to vest will remain outstanding and eligible to be earned at the end of the applicable performance period as outlined in the applicable award agreement and, if earned, will then be distributed to the NEO within 60 days. Any then-unvested RSUs and PSUs will be forfeited for no consideration.

In the event of a Change in Control (as defined in the 2024 Plan) in which the surviving entity assumes or substitutes the unvested portion of the RSUs and/or the PSUs, such assumed or substituted RSU award and/or PSU award will not vest solely as a result of the occurrence of such Change in Control. In the event of a Change in Control in which the surviving entity does not assume or substitute the unvested portion of the RSUs and/or the PSUs, such unvested portion of the RSUs shall fully accelerate and vest, and such unvested portion of the PSUs shall immediately vest based on the greater of target and actual performance.

In the event that an NEO is terminated by the Company without Cause (as defined in the applicable award agreement) within 12 months following a Change in Control, then 100% of the then-unvested RSUs will vest, and the then-unvested PSUs will vest based on the greater of target and actual performance.

Post-Employment Table

The following table describes the potential payments or benefits upon termination, other post-employment scenarios or change in control for each of those NEOs. The amounts in the table below show only the value of amounts payable or benefits due to enhancements in connection with each scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. In addition, the table does not include amounts payable pursuant to plans that are available generally to all salaried employees. The actual amounts to be paid out can only be determined at the time of such change in control or such executive officer’s termination of service. Mr. Cochrane is not included in the tables below, as the payments and benefits he received in connection with his termination of employment with the Company, effective as of March 31, 2025, are set forth above in the section titled “Potential Post-Employment Payments – Justin Cochrane.”

Potential Payments Upon Termination or Change in Control(a)

Name	Benefit	Termination without “Cause” or Resignation for ”Good Reason”		Termination due to “Disability”	Termination due to Death	Retirement or Resignation without “Good Reason”	“Change in Control” without Termination(b)	“Change in Control” with Termination

Scott R. Wells	Cash payment	$4,299,301	(c)	$—	$—	$—	$—	$6,059,301	(d)
	Cash Value of Benefits	$17,920	(e)	$—	$—	$—	$—	$23,894	(f)
	Vesting of equity awards(g)	$10,815,473		$20,568,234	$20,568,234	$—	$—	$24,924,357
	TOTAL	$15,132,694		$20,568,234	$20,568,234	$—	$—	$31,007,552

David J. Sailer	Cash payment	$1,413,428	(h)	$—	$—	$—	$—	$2,713,428	(i)
	Cash Value of Benefits	$—		$—	$—	$—	$—	$41,257	(f)
	Vesting of equity awards(g)	$3,639,071		$7,231,944	$7,231,944	$—	$—	$8,656,699
	TOTAL	$5,052,499		$7,231,944	$7,231,944	$—	$—	$11,411,384

Lynn A. Feldman	Cash payment	$1,561,031	(h)	$—	$—	$—	$—	$2,998,976	(i)
	Cash Value of Benefits	$—		$—	$—	$—	$—	$40,979	(f)
	Vesting of equity awards(g)	$3,372,469		$6,520,583	$6,520,583	$—	$—	$7,893,760
	TOTAL	$4,933,500		$6,520,583	$6,520,583	$—	$—	$10,933,715

Jason A. Dilger	Cash payment	$737,402	(h)	$—	$—	$—	$—	$1,020,152	(j)
	Cash Value of Benefits	$—		$—	$—	$—	$—	$27,311	(f)
	Vesting of equity awards(g)	$762,687		$1,392,375	$1,392,375	$—	$—	$1,641,329
	TOTAL	$1,500,089		$1,392,375	$1,392,375	$—	$—	$2,688,792

(a)	Amounts reflected in the table were calculated assuming the triggering event occurred on December 31, 2025.
(b)	Amounts reflected in the “Change in Control without Termination” column were calculated assuming that no termination occurred after the change in control. The values of any additional benefits to the NEOs that would arise only if a termination were to occur after a change in control are disclosed in the footnotes to the “Change in Control with Termination” or other applicable columns.
(c)	Represents the sum of (1) 1.5 times Mr. Wells’ base salary at termination, (2) the pro rata portion of Mr. Wells’ annual bonus based on actual performance for the year ended December 31, 2025, and (3) his annual target bonus for the year ended December 31, 2025, pursuant to Mr. Wells’ employment agreement.
(d)	Represents an amount equal to (i) the product of (a) 2.0, multiplied by (b) the sum of (1) Mr. Wells’ base salary at termination and (2) Mr. Wells’ annual target bonus for the year ended December 31, 2025, plus (ii) a prorated portion of his annual target bonus for the year ended December 31, 2025, based on actual performance, in each case, pursuant to the Change in Control Severance Plan.
(e)	The value associated with the continued provision of health benefits are based on COBRA premiums for health insurance (less the amount Mr. Wells would have paid to continue the same coverage if he remained employed) for the 18 months following termination, pursuant to Mr. Wells’ employment agreement.
(f)	The value associated with the continued provision of health benefits are based on COBRA premiums for health insurance (less the amount the applicable NEO would have paid to continue the same coverage if he or she remained employed) for the 24 months following termination for Mr. Wells, 18 months following termination for Mr. Sailer and Ms. Feldman, and 12 months following termination for Mr. Dilger, in each case, pursuant to the Change in Control Severance Plan.
(g)	Amounts reflect the value of unvested Clear Channel Outdoor equity awards held by the respective NEOs on December 31, 2025 that are subject to accelerated vesting. This value is based upon the closing price of Clear Channel Outdoor’s common stock on December 31, 2025 of $2.21, but it excludes stock options with an exercise price exceeding the closing price of Clear Channel Outdoor’s common stock on December 31, 2025.

(h)	Represents the sum of (1) 1.0 times the NEO’s base salary at termination, and (2) the pro rata portion of the NEO’s annual bonus based on actual performance for the year ended December 31, 2025 pursuant to the NEO’s employment agreement.
(i)	Represents an amount equal to (i) the product of (a) 1.5, multiplied by (b) the sum of (1) the applicable NEO’s base salary at termination and (2) such NEO’s annual target bonus for the year ended December 31, 2025, plus (ii) a prorated portion of the applicable NEO’s annual target bonus for the year ended December 31, 2025, based on actual performance, in each case, pursuant to the Change in Control Severance Plan.
(j)	Represents an amount equal to (i) the product of (a) 1.0, multiplied by (b) the sum of (1) Mr. Dilger’s base salary at termination and (2) Mr. Dilger’s annual target bonus for the year ended December 31, 2025, plus (ii) a prorated portion of his annual target bonus for the year ended December 31, 2025, based on actual performance, in each case, pursuant to the Change in Control Severance Plan.

Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Scott Wells, our President and Chief Executive Officer. The rules adopted by the SEC require a registrant to identify its median employee at least once every three years. Accordingly, we selected a new median employee for 2025 from a group of employees as of December 31, 2025 whose compensation was approximately equal to the median employee. For 2025, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our company (other than our CEO), was $85,682; and

●	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented in this Form 10-K/A, was $6,560,384.

Based on this information, for 2025 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 77 to 1.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

In determining the pay ratio calculation, we used the methodology, assumptions and estimates set forth below. We believe the pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

1.	We identified the median employee as of December 31, 2025.

2.	We determined that, as of December 31, 2025, our employee population consisted of approximately 1,938 individuals working at Clear Channel Outdoor and its consolidated subsidiaries.

3.	Of our employee population as of December 31, 2025, 1,720 were U.S. employees and 218 were non-U.S. employees. We excluded the Company’s 7 employees who are located in Singapore from the determination of median employee, under the de minimis exception in the SEC rules.

4.	For purposes of measuring the compensation of our employee population, we selected total cash compensation. Total cash compensation includes base salary, hourly pay, overtime, bonuses and commissions, as reported on our payroll records. We measured total cash compensation of the employees included in the calculation over the 12-month period ended December 31, 2025.

5.	We gathered our total cash compensation information for the 12-month period ended December 31, 2025 from payroll records of each of our business units and applied this compensation measure consistently to all our employees included in the calculation. We annualized the total cash compensation of permanent employees hired during the year. We did not make any other annualizing adjustments, and we did not make any cost-of-living adjustments in identifying the median employee. Amounts in foreign currency were converted from local currency to U.S. dollars using the average daily exchange rate of each country’s respective currency to U.S. dollars for the 12 months ended December 31, 2025.

6.	Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $85,682. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table included in this Form 10-K/A.

Director Compensation

The individuals who served as members of our Board (other than Mr. Wells) during 2025 are set forth in the table below. Only our independent directors are compensated for serving as directors of Clear Channel Outdoor. As President and Chief Executive Officer, Mr. Wells does not receive compensation for his service on our Board. His compensation is shown in the table entitled “2025 Summary Compensation Table.”

On April 30, 2019, our Board approved a director compensation program for independent directors providing for an annual retainer of $75,000 in cash and $150,000 in equity. The equity is in the form of RSUs, and is generally granted annually during the first quarter of the applicable fiscal year, with such RSUs vesting in full on January 1 of the following fiscal year, subject to continued service through such date. Directors also have the option to choose to receive up to 100% of their cash retainer in RSUs.

Directors do not receive additional fees for meeting attendance. The Chair of our Board (as long as the Chair is not an employee) receives an annual fee of $50,000, the Chair of the Audit Committee receives an annual fee of $25,000, the Chair of the Compensation Committee receives an annual fee of $20,000 and the Chair of the Nominating and Corporate Governance Committee receives an annual fee of $15,000. Members of the Audit Committee (other than the Chair) receive an annual fee of $15,000, members of the Compensation Committee (other than the Chair) receive an annual fee of $10,000 and members of the Nominating and Corporate Governance Committee (other than the Chair) receive an annual fee of $7,500.

Our independent directors are required to hold equity ownership in the Company equal to four times the director’s annual cash retainer (except in the case of Mr. Wells, who is required to hold equity ownership in the Company equal to five times his annual base salary).

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(a) ($)	Total ($)

John Dionne	—	$254,103	$254,103
Lisa Hammitt	$92,500	$150,000	$242,500
Andrew Hobson	—	$249,999	$249,999
Tim Jones	$100,000	$150,000	$250,000
Thomas King	—	$244,999	$244,999
Joe Marchese	—	$242,499	$242,499
W. Benjamin Moreland	—	$274,998	$274,998
Ted White	—	$239,998	$239,998
Jinhy Yoon	$97,500	$150,000	$247,500

(a)	Amounts in the Stock Awards column reflect the full grant date fair value of stock awarded under our 2012 Third Amended and Restated Stock Incentive Plan during 2025, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. Each of Messrs. Dionne, Hobson, King, Marchese, Moreland, White and Jones and Mses. Hammit and Yoon were granted 103,448 time-based RSUs on February 13, 2025. These awards were outstanding on December 31, 2025 and vested in full on January 1, 2026.

In addition, Messrs. Dionne, Hobson, King, Marchese, Moreland and White elected to receive their annual cash retainer and committee fees in the form of time-based RSUs. Mr. Dionne received 73,413 RSUs, Mr. Hobson received 68,965 RSUs, Mr. King received 65,517 RSUs, Mr. Marchese received 63,793 RSUs, Mr. Moreland received 86,206 RSUs and Mr. White received 62,068 RSUs. Each award vested one-fourth on each of April 1, 2025, July 1, 2025, October 1, 2025 and January 1, 2026.

For the RSU awards, the grant date fair value is based on the closing price of our common stock on the date of grant.

For further discussion of the assumptions made in valuation, see also Note 13-Stockholders’ Deficit beginning on page 82 of the Original Form 10-K.

Compensation Committee Interlocks and Insider Participation

During 2025, Messrs. Jones, King and Marchese and Ms. Hammitt served as the members of our Compensation Committee. There were no “interlocks” among any of the directors who served as members of our Compensation Committee and any of our executive officers during 2025 and as of the date of this Form 10-K/A. During 2025, no member of our Compensation Committee simultaneously served as an executive officer of Clear Channel Outdoor. No member of our Compensation Committee had a relationship with us that requires disclosure under Item 404 of Regulation S-K.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis prepared by management. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis prepared by management be included in this Form 10-K/A and incorporated by reference into the Original Form 10-K.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Thomas C. King (Chair)

Lisa Hammitt

Tim Jones

Joe Marchese

The Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates this report by reference therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Clear Channel Outdoor’s common stock as of March 20, 2026 for: (1) each director currently serving on our Board; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to Clear Channel Outdoor to beneficially own more than 5% of any class of Clear Channel Outdoor’s outstanding shares of common stock. At the close of business on March 20, 2026, there were 498,488,033 shares of Clear Channel Outdoor’s common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Each share of Clear Channel Outdoor common stock is entitled to one vote on matters submitted to a vote of the stockholders. Each share of our common stock is entitled to share equally on a per-share basis in any dividends and distributions by us.

Name and Address of Beneficial Owner(a)	Number of Shares of Common Stock	Percent of Common Stock(b)
Holders of More than 5%:
PIMCO(c)	104,722,539	21%
Arturo R. Moreno(d)	67,612,859	13.6%
Ares Management(e)	41,197,491	8.3%
Legion Partners(f)	26,239,967	5.3%

Named Executive Officers, Executive Officers and Directors:
Scott R. Wells(g)	3,753,674	*
David J. Sailer(h)	842,737	*
Lynn A. Feldman(i)	1,261,033	*
Jason A. Dilger(j)	814,474	*
Justin Cochrane(k)	544,039	*
John Dionne(l)	689,462	*
Lisa Hammitt(m)	436,926	*
Andrew Hobson(n)	784,558	*
Tim Jones(o)	127,269	*
Thomas King(p)	808,488	*
Joe Marchese(q)	815,019	*
W. Benjamin Moreland(r)	2,523,896	*
Ted White(s)	26,239,967	5.3%
Jinhy Yoon(t)	142,724	*
All directors and executive officers as a group (14 individuals)(u)	39,550,112	7.9%

*	Means less than 1%.
(a)	Unless otherwise indicated, the address for all beneficial owners is c/o Clear Channel Outdoor Holdings, Inc., 4830 North Loop 1604W, Suite 111, San Antonio, Texas 78249.
(b)	Percentage of ownership calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act.
(c)	As reported on a Schedule 13D/A filed on February 11, 2026, Pacific Investment Management Company LLC (“PIMCO”) has sole voting and investment power with respect to all the shares reported above. The business address of the reporting person is 650 Newport Center Drive, Newport Beach, California 92660.
(d)	As reported on a Schedule 13D/A filed on February 11, 2026, Mr. Arturo Moreno has sole voting and investment power with respect to all the shares reported above. The business address of the reporting person is 4455 E. Camelback Road, Suite C140, Phoenix, Arizona 85018.
(e)	As reported on a Schedule 13D/A on February 11, 2026, the shares of Clear Channel Outdoor’s common stock reflected above may be deemed to be beneficially owned by one or more of the following persons: ASSF IV AIV B Holdings III, L.P., ASSF IV AIV B, L.P., ASSF Operating Manager IV, L.P., ASOF Holdings I, L.P., ASOF II Holdings I, L.P., ASOF II A (DE) Holdings I, L.P., ASOF Investment Management LLC, ACOF VI Holdings, L.P., ACOF Investment Management LLC, Ares Management LLC, Ares Management Holdings L.P., Ares Holdco LLC, Ares Management Corporation, Ares Voting LLC, Ares Management GP LLC and Ares Partners Holdco LLC. The business address of each reporting person is 1800 Avenue of the Stars, Suite 1400, Los Angeles, California 90067.

(f)	As reported on a Form 4 filed on February 20, 2026 and a Schedule 13D/A filed on February 11, 2026, the following persons have shared voting and investment power with respect to the following number of shares of common stock of Clear Channel Outdoor: Legion Partners, L.P. I, with respect to 21,869,019 shares, Legion Partners, L.P. II, with respect to 1,943,844 shares, Legion Partners Special Opportunities, L.P. XVI, with respect to 2,122,933 shares, Legion Partners, LLC, with respect to 25,935,796 shares, Legion Partners Asset Management, LLC, with respect to 26,239,067 shares (which includes 9,414 unvested RSUs that will vest within 60 days of March 20, 2026) and Legion Partners Holdings, LLC, Christopher S. Kiper and Ted White, with respect to 26,239,967 shares (which includes 9,414 unvested RSUs that will vest within 60 days of March 20, 2026). The business address of each reporting person is 12121 Wilshire Blvd, Suite 1240, Los Angeles, California 90025.
(g)	Represents 2,755,185 shares of common stock, vested stock options representing 25,654 shares of common stock and 972,835 unvested RSUs that will vest within 60 days of March 20, 2026. Excludes 1,043,209 unvested performance units that could vest within 60 days of March 20, 2026, assuming they are earned at target payout.
(h)	Represents 436,897 shares of common stock, vested stock options representing 8,978 shares of common stock and 396,862 unvested RSUs that will vest within 60 days of March 20, 2026. Excludes 194,444 unvested performance units that could vest within 60 days of March 20, 2026, assuming they are earned at target payout.
(i)	Represents 871,743 shares of common stock, vested stock options representing 11,043 shares of common stock and 378,247 unvested RSUs that will vest within 60 days of March 20, 2026. Excludes 305,555 unvested performance units that could vest within 60 days of March 20, 2026, assuming they are earned at target payout.
(j)	Represents 360,185 shares of common stock, vested stock options representing 3,078 shares of common stock and 180,776 unvested RSUs that will vest within 60 days of March 20, 2026. Excludes 110,339 unvested performance units that could vest within 60 days of March 20, 2026, assuming they are earned at target payout.
(k)	Represents 814,474 shares of common stock.
(l)	Represents 678,479 shares of common stock and 10,983 unvested RSUs that will vest within 60 days of March 20, 2026.
(m)	Represents 436,926 shares of common stock.
(n)	Represents 774,098 shares of common stock and 10,460 unvested RSUs that will vest within 60 days of March 20, 2026.
(o)	Represents 127,269 shares of common stock.
(p)	Represents 798,551 shares of common stock and 9,937 unvested RSUs that will vest within 60 days of March 20, 2026.
(q)	Represents 805,344 shares of common stock and 9,675 unvested RSUs that will vest within 60 days of March 20, 2026.
(r)	Represents 2,510,821 shares of common stock and 13,075 unvested RSUs that will vest within 60 days of March 20, 2026.
(s)	Mr. White is a Managing Director of Legion Partners Asset Management, LLC and has shared voting and investment power with respect to the shares of common stock reported by Legion Partners as set forth in footnote (f) above.
(t)	Represents 142,724 shares of common stock.
(u)	As of March 20, 2026, includes common stock beneficially owned by all of our directors and executive officers as a group (which group excludes Justin Cochrane who ceased being an executive officer on March 28, 2025 and includes Robert McCuin who became an executive officer on February 18, 2026) as follows: (1) 11,009,022 shares of common stock held by such persons (excluding shares beneficially owned by Ted White); (2) 26,230,553 shares beneficially owned by Ted White as set forth in footnotes (f) and (s) above; (3) vested stock options representing 62,862 shares of common stock; and (4) 2,247,675 RSUs that will vest within 60 days of March 20, 2026 (including RSUs beneficially owned by Ted White). Excludes 1,931,324 unvested performance units that could vest within 60 days of March 20, 2026 assuming they are earned at target payout.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Original Form 10-K.

Change in Control

Other than the pending Merger, there are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. For more information regarding the pending Merger, please refer to Part I, Item 1 of the Original Form 10-K under the caption “Pending Take-Private Merger.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There were no related party transactions since January 1, 2025 that require reporting under Item 404(a) of Regulation S-K.

Policy on Review and Approval of Transactions with Related Persons

We have adopted formal written policies and procedures for the review and approval of certain related party transactions involving us and one of our executive officers, directors or nominees for director or owners of more than 5% of any class of our voting securities, and which may be required to be reported under the SEC’s disclosure rules. Such transactions must be pre-approved by the Audit Committee of our Board (other than the directors involved, if any) or by a majority of disinterested directors. In addition, if our management, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to convene the Audit Committee to approve a particular transaction, then the Board has delegated authority to the Chair of the Audit Committee to pre-approve such transactions. The Chair of the Audit Committee reports to the Audit Committee any transactions reviewed by him pursuant to this delegated authority at the next Audit Committee meeting. The primary considerations with respect to the approval of related party transactions are the overall fairness of the terms of the transaction to us and that they are not inconsistent with our interests and those of our stockholders.

Independence of Directors

Our Board currently consists of ten directors, one of whom currently serves as our Chief Executive Officer. For a director to be independent, the Board must determine that such director does not have any direct or indirect material relationship with Clear Channel Outdoor. Pursuant to our Governance Guidelines, the Board has undertaken its annual review of director independence.

The Board has adopted categorical standards for determining the independence of its members. Such independence standards conform to, or are more exacting than, the director independence requirements of the NYSE applicable to Clear Channel Outdoor. Our independence standards are set forth on Appendix A of the Governance Guidelines, which are available on our website at investor.clearchannel.com.

The Board has affirmatively determined that all current directors (other than Mr. Wells) are independent under the listing standards of the NYSE, as well as Clear Channel Outdoor’s independence standards set forth in our Governance Guidelines. In addition, the Board has determined that each member currently serving on the Compensation Committee and on the Audit Committee is independent under the heightened independence standards for compensation or audit committee members under the listing standards of the NYSE and the rules and regulations of the SEC, as applicable. In making these determinations, the Board reviewed information provided by the directors and by Clear Channel Outdoor with regard to the directors’ business and personal activities as they relate to Clear Channel Outdoor and its affiliates.

In the ordinary course of business during 2025, Clear Channel Outdoor entered into purchase and sale transactions for products and services and other ordinary course transactions with certain entities affiliated with members of the Board as described below:

●	Ms. Hammitt and Messrs. Marchese and Moreland serve as directors or equivalent positions of companies and organizations to which we provided outdoor advertising services;

●	Mr. Marchese serves as a partner/co-founder of a company to which we provided outdoor advertising services, which did not exceed in any of the last three fiscal years the greater of $1 million or 2% of such company’s consolidated gross revenues; and

●	family members of Messrs. Jones, King, and White are employed in non-executive roles by companies to which we provided, or from which we received, ordinary course services.

All of these transactions were for arms-length, ordinary course of business transactions, and we expect transactions of a similar nature to occur during 2026. These transactions were considered by the Board in making their independence determinations with respect to Ms. Hammitt and Messrs. Marchese, Moreland, Jones, King, and White. The Board has concluded that such transactions or relationships do not impair the independence of Ms. Hammitt and Messrs. Marchese, Moreland, Jones, King, and White.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees for services provided by Ernst & Young LLP were incurred by Clear Channel Outdoor with respect to the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands)	2025	2024

Audit Fees(a)	$3,340	$4,936
Audit-Related Fees(b)	0	100
Tax Fees(c)	3,194	3,217
All Other Fees(d)	0	—
Total Fees for Services	$6,534	$8,253

(a)	Audit Fees include professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements. This category also includes fees for statutory audits required internationally (including relating to the Europe-North segment and Latin America in 2024 and Singapore and Spain in 2024 and 2025), work performed by tax professionals in connection with the audit or quarterly reviews, professional services rendered in connection with the issuance of a consent related to a registration statement on Form S-8 and accounting consultation and research work necessary to comply with financial reporting and accounting standards.
(b)	Audit-Related Fees include assurance and related services not reported under annual Audit Fees that reasonably relate to the performance of the audit or review of our financial statements and are not reported under Audit Fees, including attest and agreed-upon procedures services not required by statute or regulations and employee benefit plan audits required internationally in 2024.
(c)	Tax Fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews.
(d)	All Other Fees include fees for products and services other than those in the above three categories.

Clear Channel Outdoor’s Audit Committee has considered whether Ernst & Young LLP’s provision of non-audit services to Clear Channel Outdoor is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for Clear Channel Outdoor by its independent auditor, including all services provided by Ernst & Young LLP in 2024 and 2025. The Chair of the Audit Committee may represent the entire committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

Exhibit Number	Description
2.1***	Share Purchase Agreement, dated as of January 8, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited (incorporated by reference to Exhibit 2.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on January 10, 2025).
2.2***	First Amendment to the Share Purchase Agreement, dated as of March 6, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited (incorporated by reference to Exhibit 2.2 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2025).
2.3***	Second Amendment to the Share Purchase Agreement, dated as of March 31, 2025, by and among Clear Channel International Holdings B.V., Clear Channel Outdoor, LLC, Clear Channel International B.V., and Bauer Radio Limited (incorporated by reference to Exhibit 2.3 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2025).
2.4***	Agreement and Plan of Merger, dated as of February 9, 2026, by and among Clear Channel Outdoor Holdings, Inc., Madison Parent Inc., and Madison Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 9, 2026).
3.1	Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.2	Certificate of Amendment to the Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 filed on May 24, 2024).
3.3	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.4	Certificate of Designation of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 2, 2019).
3.5	Certificate of Designations of Series B Preferred Stock of Clear Channel Outdoor Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 19, 2020 (incorporated by reference to Exhibit 3.1 of Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.9 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 27, 2020).
4.2	Indenture with respect to 7.750% Senior Notes due 2028, dated as of February 17, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021).
4.3	Form of 7.750% Senior Notes due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 17, 2021).
4.4	Indenture with respect to 7.500% Senior Notes due 2029, dated as of June 1, 2021, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).
4.5	Form of 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 2, 2021).

Exhibit Number	Description
4.6	Indenture, dated as of March 18, 2024, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).
4.7	Form of 7.875% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).
4.8	Indenture, dated as of August 4, 2025, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.125% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
4.9	Form of 7.125% Senior Secured Notes due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
4.10	Indenture, dated as of August 4, 2025, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent, governing the 7.500% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
4.11	Form of 7.500% Senior Secured Notes due 2033 (incorporated by reference to Exhibit A to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 4, 2025).
10.1	Credit Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as the borrower, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners for the Term B Facility and Revolving Credit Facility party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).
10.2	First Amendment to Credit Agreement, dated as of June 12, 2020, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 15, 2020).
10.3	Second Amendment to Credit Agreement, dated as of May 5, 2021, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
10.4	Technical amendment to Credit Agreement, dated as of December 30, 2021, among Clear Channel Outdoor Holdings, Inc., the lenders from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 24, 2022).
10.5	Third Amendment to Credit Agreement, dated as of February 20, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 28, 2023).

Exhibit Number	Description
10.6	Fourth Amendment to Credit Agreement, dated as of June 12, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2023).
10.7	Fifth Amendment to Credit Agreement, dated as of March 18, 2024, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 18, 2024).
10.8	Sixth Amendment to Credit Agreement, dated as of June 12, 2025, among Clear Channel Outdoor Holdings, Inc., the revolving credit lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and each other party thereto (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2025).
10.9	First Lien Intercreditor Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the subsidiaries of the borrower from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent for the Credit Agreement Secured Parties, U.S. Bank National Association, as Notes Collateral Agent, as the Additional Collateral Agent and as Notes Trustee, and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).
10.10	ABL Credit Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as the parent borrower, the subsidiaries listed therein, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swingline lender and L/C issuer, the other lenders and L/C issuers party thereto, the joint lead arrangers and bookrunners party thereto and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).
10.11	First Amendment to ABL Credit Agreement, dated as of June 12, 2023, among Clear Channel Outdoor Holdings, Inc., the other loan parties thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent (including Annex A, which is a conformed copy of the Receivables-Based Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2023)
10.12	Second Amendment to Receivables-Based Credit Agreement, dated as of June 12, 2025, among Clear Channel Outdoor Holdings, Inc., the other borrowers party thereto, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and each other party thereto (including Annex A, which is a conformed copy of the Receivables-Based Credit Agreement) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 12, 2025).
10.13	ABL Intercreditor Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as parent borrower, the grantors from time to time party thereto, Deutsche Bank AG New York Branch, as ABL Agent and as Cash Flow Agent, U.S. Bank National Association, as Notes Collateral Agent, and each additional fixed assets debt agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 23, 2019).
10.14§	Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (incorporated by reference to Exhibit 99.1 to Clear Channel Outdoor Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).
10.15§	Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

Exhibit Number	Description
10.16§	Clear Channel Outdoor Holdings, Inc. 2012 Second Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2021 Annual Meeting of Stockholders filed on March 17, 2021).
10.17§	Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on March 29, 2024).
10.18§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).
10.19§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).
10.20§	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 5, 2017).
10.21§	Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).
10.22§	Form of Restricted Stock Unit Award Agreement (Cash Settle Option) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Holdings, Inc.’s Current Report on Form 8-K filed on October 23, 2020).
10.23§	Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2019).
10.24§	Form of Performance Stock Unit Award Agreement (One-Time) under the Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 16, 2024).
10.25§	Form of Performance Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2025).
10.26§	Clear Channel Outdoor Holdings, Inc. 2015 Executive Incentive Plan (incorporated by reference to Exhibit A to Clear Channel Outdoor Holdings, Inc.’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed on March 31, 2015).
10.27§	Amended and Restated Employment Agreement, dated as of July 28, 2021, by and between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 30, 2021).
10.28§	Second Amended and Restated Employment Agreement, dated as of December 15, 2025, by and between Clear Channel Outdoor Holdings, Inc. and Scott R. Wells (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2025).
10.29§	Employment Agreement, dated as of December 19, 2023, by and between Clear Channel Outdoor Holdings, Inc. and David Sailer (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

Exhibit Number	Description
10.30§	Amended and Restated Employment Agreement, dated as of October 25, 2024, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current report on form 10-Q filed on October 31, 2024).
10.31§	Second Amended and Restated Employment Agreement, dated as of July 22, 2025, by and between Clear Channel Outdoor Holdings, Inc. and Lynn Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on July 23, 2025).
10.32§	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.’s Registration Statement on Form S-4 (File No. 333-228986) filed on March 29, 2019).
10.33§	Clear Channel Outdoor Holdings, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2024).
10.34	Cooperation Agreement, dated and effective as of January 31, 2024, by and among Clear Channel Outdoor Holdings, Inc. and the Legion Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc’s Current Report on Form 8-K filed on February 1, 2024).
10.35	Amendment to Cooperation agreement, dated as of December 4, 2024, by and among Clear Channel Outdoor Holdings, Inc. and the Legion Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 4, 2024).
10.36	Form of Support Agreement, dated as of February 9, 2026, by and among Clear Channel Outdoor Holdings, Inc. and certain stockholders of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 9, 2026).
10.37§	Form of Retention Bonus Letter by and among Clear Channel Outdoor Holdings, Inc. and certain named executive officers of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 9, 2026).
19	Insider Trading Policy of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 19 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 24, 2025).
21+	Subsidiaries.
23+	Consent of Ernst & Young LLP.
31.1+	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clear Channel Outdoor Holdings, Inc. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on February 26, 2024).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

+	Previously filed with Original Form 10-K.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2)(ii), as may be applicable, of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

	By:	/s/ David Sailer
David Sailer
Chief Financial Officer

Date: March 27, 2026