Form 10-Q
period 2026-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2026-05-06
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	508,983,506

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$182,421	$190,022
Accounts receivable, net	345,700	371,377
Prepaid expenses	25,558	21,791
Other current assets	3,317	7,295
Current assets of discontinued operations	176,772	202,709
Total Current Assets	733,768	793,194
PROPERTY, PLANT AND EQUIPMENT
Structures, net	287,743	298,846
Other property, plant and equipment, net	144,720	142,977
INTANGIBLE ASSETS AND GOODWILL
Permits, net	531,947	548,288
Other intangible assets, net	202,785	205,953
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,296,377	1,313,912
Other assets	18,297	17,886
Total Assets	$3,723,456	$3,828,875
CURRENT LIABILITIES
Accounts payable	$35,145	$32,109
Accrued expenses	132,263	169,693
Current operating lease liabilities	131,803	142,139
Accrued interest	103,011	99,095
Deferred revenue	96,680	75,437
Current portion of long-term debt	316	312
Current liabilities of discontinued operations	86,880	99,309
Total Current Liabilities	586,098	618,094
NON-CURRENT LIABILITIES
Long-term debt	5,104,974	5,102,681
Non-current operating lease liabilities	1,205,137	1,225,567
Deferred tax liabilities, net	210,987	221,616
Other liabilities	54,609	55,285
Total Liabilities	7,161,805	7,223,243

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	12,017	11,581
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (514,551,917 shares issued as of March 31, 2026; 513,531,599 shares issued as of December 31, 2025)	5,146	5,135
Additional paid-in capital	3,618,997	3,613,197
Accumulated deficit	(6,988,784)	(6,940,190)
Accumulated other comprehensive loss	(55,018)	(53,391)
Treasury stock (16,063,884 shares held as of March 31, 2026; 16,060,676 shares held as of December 31, 2025)	(30,707)	(30,700)
Total Stockholders' Deficit	(3,438,349)	(3,394,368)
Total Liabilities and Stockholders' Deficit	$3,723,456	$3,828,875

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31,
	2026	2025
Revenue	$373,864	$334,180
Operating expenses:
Direct operating expenses(1)	180,102	168,529
Selling, general and administrative expenses(1)	66,592	63,662
Corporate expenses(1)	30,818	19,780
Depreciation and amortization	41,523	43,004
Other operating expense (income), net	15,346	(5,785)
Operating income	39,483	44,990
Interest expense, net	(98,498)	(99,361)
Other income, net	741	249
Loss from continuing operations before income taxes	(58,274)	(54,122)
Income tax benefit (expense) attributable to continuing operations	8,827	(1,180)
Loss from continuing operations	(49,447)	(55,302)
Income from discontinued operations	1,453	118,515
Consolidated net income (loss)	(47,994)	63,213
Less: Net income attributable to noncontrolling interests	600	704
Net income (loss) attributable to the Company	$(48,594)	$62,509

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.11)
Net income from discontinued operations attributable to the Company per share of common stock	—	0.24
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted	$(0.10)	$0.13
(1)Excludes depreciation and amortization.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31,
	2026	2025
Net income (loss) attributable to the Company	$(48,594)	$62,509
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,631)	22,656
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	—	128,890
Other comprehensive income (loss)	(1,631)	151,546
Comprehensive income (loss)	(50,225)	214,055
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	4
Comprehensive income (loss) attributable to the Company	$(50,221)	$214,051
(1)Included in “Income from discontinued operations” on Consolidated Statement of Income.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended March 31, 2026
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2025	513,531,599	$11,581	$5,135	$3,613,197	$(6,940,190)	$(53,391)	$(30,700)	$(3,394,368)
Net income (loss)		600	—	—	(48,594)	—	—	(47,994)
Share-based compensation		—	—	5,873	—	—	—	5,873
Reissuance of treasury stock to settle share-based awards		—	—	(62)	—	—	62	—
Release of stock-based awards	1,020,318	—	11	(11)	—	—	(69)	(69)
Payments to noncontrolling interests, net		(160)	—	—	—	—	—	(160)
Foreign currency translation adjustments		(4)	—	—	—	(1,627)	—	(1,631)
Balances at March 31, 2026	514,551,917	$12,017	$5,146	$3,618,997	$(6,988,784)	$(55,018)	$(30,707)	$(3,438,349)

	Three Months Ended March 31, 2025
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)
Net income		704	—	—	62,509	—	—	63,213
Share-based compensation		—	—	5,436	—	—	—	5,436
Release of stock-based awards	2,578,589	—	26	(26)	—	—	(984)	(984)
Payments to noncontrolling interests, net		(152)	—	—	—	—	—	(152)
Foreign currency translation adjustments		9	—	—	—	22,647	—	22,656
Disposition of businesses		(5)	—	—	—	128,895	—	128,890
Balances at March 31, 2025	505,823,618	$12,225	$5,058	$3,595,340	$(6,897,620)	$(106,295)	$(29,432)	$(3,420,724)

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Consolidated net income (loss)	$(47,994)	$63,213
Reconciling items:
Non-cash operating lease expense, net of interest	46,014	67,266
Depreciation and amortization	41,523	43,004
Gains on dispositions of businesses and/or operating assets, net	(1,001)	(145,008)
Share-based compensation	5,873	5,436
Amortization of deferred financing charges and note discounts	2,462	2,974
Credit loss expense	2,565	736
Deferred income taxes	(10,629)	3,703
Loss on extinguishment	—	5,400
Other reconciling items, net	(444)	3,108
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	37,305	98,011
Decrease (increase) in prepaid expenses and other operating assets	424	(19,813)
Decrease in accounts payable and accrued expenses	(38,514)	(52,099)
Decrease in operating lease liabilities (cash payments, net of interest)	(59,798)	(79,983)
Increase in accrued interest	3,916	16,539
Increase in deferred revenue	20,707	7,939
Increase (decrease) in other operating liabilities	820	(5,501)
Net cash provided by operating activities	3,229	14,925
Cash flows from investing activities:
Capital expenditures	(16,001)	(25,526)
Sales of businesses and/or assets, net of direct costs to sell and cash sold	(1,209)	617,320
Other investing activities, net	(85)	74
Net cash provided by (used for) investing activities	(17,295)	591,868
Cash flows from financing activities:
Payments on long-term debt	(71)	(375,131)
Other financing activities, net	(254)	(1,566)
Net cash used for financing activities	(325)	(376,697)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(666)	3,504
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,057)	233,600
Cash, cash equivalents and restricted cash at beginning of period	216,660	172,072
Cash, cash equivalents and restricted cash at end of period	$201,603	$405,672
Supplemental disclosures:
Cash paid for interest	$93,912	$88,992
Cash paid for income taxes, net of refunds	$72	$4,396

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation
These consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. (“CCOH”) and its subsidiaries (the “Company”), as well as entities in which the Company has a controlling financial interest or is the primary beneficiary. Noncontrolling interests are reported separately within equity. Intercompany transactions are eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to the Company.
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
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures required by GAAP for annual financial statements have been condensed or omitted from these interim financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2025 Annual Report on Form 10-K (“2025 Form 10-K”), filed with the SEC on February 26, 2026.
Use of Estimates
These consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts. The Company bases its estimates on historical experience and other assumptions deemed to be reasonable under the circumstances. Actual results may differ from these estimates.
Discontinued Operations
As described in the 2025 Form 10-K, the Company’s business in Spain is classified as a discontinued operation, and it remains held for sale as of March 31, 2026. The Company’s former Europe-North segment and Latin American businesses, which were sold in 2025, are also presented as discontinued operations for the prior year period.
In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net income (loss) in the Consolidated Statements of Income (Loss) for all periods presented. Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows and are not separately presented. Refer to Note 2 for additional information on discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations.
Pending Take-Private Merger
On February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Parent Inc., a Delaware corporation (“Parent”), and Madison Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, the Company is to be acquired by an investor consortium comprised of affiliates and/or certain investment funds advised by Mubadala Capital, in partnership with TWG Global. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company as treasury stock, owned by Parent or any wholly owned subsidiary of the Company or Parent, including Merger Sub, or as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically canceled, extinguished and converted into the right to receive cash in an amount equal to $2.43, without interest. Upon consummation of the Merger, the Company will become a privately held company, and its common stock will no longer be listed for trading on any public market.
The Merger is expected to close by the end of the third quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of required stockholder and regulatory approvals, such as review by the Committee on Foreign Investment in the United States. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on April 9, 2026.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On April 13, 2026, the Company filed a definitive proxy statement with the SEC in connection with the Merger, and a special meeting of stockholders is scheduled to be held on May 12, 2026 (subject to adjournment or postponement) to consider and vote on the adoption of the Merger Agreement.
Under the terms of the Merger Agreement, if the agreement is terminated under certain specified circumstances, including in connection with the Company entering into a definitive agreement relating to an alternative business combination transaction that constitutes a superior proposal (as defined in the Merger Agreement), the Company may be required to pay Parent a termination fee of $39.8 million. In addition, Parent may be required to pay the Company a termination fee of $92.9 million if the Merger Agreement is terminated under certain other circumstances.
In connection with the Merger, in April 2026, the Company completed consent solicitations with respect to its outstanding senior secured notes (the “Senior Secured Notes”), Term Loan Facility and Revolving Credit Facility, and entered into amendments to the related debt documents. These amendments are effective but will become operative only upon consummation of the Merger. Refer to Note 5 for additional information.
New Accounting Pronouncements Recently Adopted
Effective January 1, 2026, the Company adopted Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
As described in the 2025 Form 10-K, the Company sold its former Europe-North segment and Latin American businesses in 2025. During the three months ended March 31, 2026, the Company paid $3.9 million of transaction-related costs and final post-closing adjustments primarily associated with the Company’s Latin American business dispositions, which reduced net cash proceeds from those transactions. These payments are reflected within “Sales of businesses and/or assets, net of direct costs to sell and cash sold” in investing activities in the Consolidated Statements of Cash Flows.
In 2025, the Company also entered into a definitive agreement to sell its business in Spain for an aggregate purchase price of €115 million, subject to certain customary adjustments. The business remains classified as held for sale as of March 31, 2026, and the transaction is expected to close in the second quarter of 2026, upon satisfaction of required regulatory approvals.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities of Discontinued Operations
As of March 31, 2026 and December 31, 2025, assets and liabilities of discontinued operations relate solely to the Company’s business in Spain, which remains classified as held for sale. The related assets and liabilities are presented as current in the Consolidated Balance Sheets.
The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations:

(In thousands)	March 31, 2026	December 31, 2025
Assets of discontinued operations:
Cash and cash equivalents	$13,033	$21,115
Accounts receivable, net	30,763	45,455
Prepaid expenses and other current assets	9,366	9,668
Property, plant and equipment, net	62,591	60,916
Operating lease right-of-use assets	56,331	61,131
Other assets	4,688	4,424
Current assets of discontinued operations on Consolidated Balance Sheets	$176,772	$202,709

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$28,793	$36,147
Operating lease liabilities	55,233	60,156
Deferred revenue	1,294	1,420
Other liabilities	1,560	1,586
Current liabilities of discontinued operations on Consolidated Balance Sheets	$86,880	$99,309
Letters of Credit and Guarantees
As of March 31, 2026, the Company had an outstanding letter of credit of $7.0 million and bank guarantees of $9.1 million, both related to its business in Spain, which were supported by $0.7 million in cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income from Discontinued Operations
The following table presents the major components of income from discontinued operations:

	Three Months Ended
(In thousands)	March 31,
	2026(1)	2025(2)
Revenue	$26,653	$173,926
Expenses:
Direct operating expenses	20,370	129,822
Selling, general and administrative expenses	5,132	36,703
Corporate expenses	27	9,171
Interest expense (income), net(3)	(69)	7,360
Other expense, net(4)	891	11,037
Income (loss) from discontinued operations before gains on sold or held-for-sale businesses and income taxes	302	(20,167)
Gains on sold or held-for-sale businesses(5)	483	139,614
Income tax benefit (expense) attributable to discontinued operations	668	(932)
Income from discontinued operations, net of income taxes	$1,453	$118,515
(1)Discontinued operations for the three months ended March 31, 2026 include results from the Company’s business in Spain.
(2)Discontinued operations for the three months ended March 31, 2025 include results from the Company’s business in Spain, its former Europe-North segment (sold on March 31, 2025), its former business in Brazil (sold on October 1, 2025), and its former businesses in Mexico, Peru and Chile through their date of sale (February 5, 2025).
(3)Interest expense (income), net, for the three months ended March 31, 2025 primarily relates to the term loans of Clear Channel International B.V. (“CCIBV”), an indirect wholly owned subsidiary of the Company. These term loans (the “CCIBV Term Loan Facility”) were fully prepaid on March 31, 2025 in connection with the sale of the Europe-North segment.
(4)Other expense, net, for the three months ended March 31, 2026 primarily consists of transaction costs related to the Spain sales process. Other expense, net, for the three months ended March 31, 2025 includes a $5.4 million loss on debt extinguishment related to the prepayment of the CCIBV Term Loan Facility, with the remaining expense primarily driven by foreign currency losses on intercompany notes.
(5)For the three months ended March 31, 2026, the Company recognized a gain of $0.5 million related to final purchase price adjustments for its former business in Brazil. For the three months ended March 31, 2025, the Company recognized gains of $70.7 million from the sale of its former businesses in Mexico, Peru and Chile, $66.5 million from the sale of its former Europe-North segment businesses, and $2.5 million related to its former business in Brazil.
Capital Expenditures of Discontinued Operations
The following table presents capital expenditures for discontinued operations:

	Three Months Ended
(In thousands)	March 31,
	2026	2025
Capital expenditures(1)	$3,443	$12,295
(1)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for discontinued operations of $1.4 million and $1.6 million as of March 31, 2026 and 2025, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 – SEGMENT DATA
The Company operates two reportable segments, which reflect how the Company is managed: America and Airports, with remaining operations in Singapore reported as “Other.” The America segment offers out-of-home advertising primarily on roadside billboards and street furniture in markets across the U.S., while the Airports segment offers out-of-home advertising at airports in the U.S. and the Caribbean.
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
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for the three months ended March 31, 2026 and 2025. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Three Months Ended March 31,
	2026	2025
America
Revenue	$278,487	$254,193
Site lease expense(1)	92,649	88,335
Employee compensation costs(2)	44,772	42,034
Other segment expenses(3)	36,364	35,953
Segment Adjusted EBITDA	$104,702	$87,871
Capital expenditures	$7,916	$9,819

Airports
Revenue	$95,226	$79,983
Site lease expense(1)	56,476	51,238
Employee compensation costs(2)	8,008	7,419
Other segment expenses(3)	7,816	7,013
Segment Adjusted EBITDA	$22,926	$14,313
Capital expenditures	$3,734	$2,234
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenue
America	$278,487	$254,193
Airports	95,226	79,983
Other	151	4
Total	$373,864	$334,180

Segment Adjusted EBITDA
America	$104,702	$87,871
Airports	22,926	14,313
Other	(281)	(190)
Total	$127,347	$101,994

Reconciliation of Segment Adjusted EBITDA to Loss From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$127,347	$101,994
Less reconciling items:
Corporate expenses(1)	30,818	19,780
Restructuring and other costs(2)	177	5
Depreciation and amortization	41,523	43,004
Other operating expense (income), net	15,346	(5,785)
Interest expense, net	98,498	99,361
Other income, net	(741)	(249)
Loss from continuing operations before income taxes	$(58,274)	$(54,122)

Capital Expenditures
America	$7,916	$9,819
Airports	3,734	2,234
Other	31	12
Corporate	877	1,166
Total(3)	$12,558	$13,231
(1)Corporate expenses primarily consist of infrastructure and support costs related to information technology, human resources, legal (including estimated costs for legal liabilities), finance, business services and administrative functions, as well as overall executive and support functions. Share-based compensation expense and certain restructuring and other costs are also included in corporate expenses.
(2)Restructuring and other costs presented in this table exclude those costs related to corporate functions, which are included within the “Corporate expenses” line item.
(3)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for continuing operations of $6.2 million and $3.4 million as of March 31, 2026 and 2025, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – REVENUE
The Company generates revenue primarily from the sale of advertising on printed and digital out-of-home displays, with substantially all revenue from continuing operations generated in the U.S. Certain revenue transactions qualify as leases for accounting purposes, as they grant customers the right to control the use of the Company’s advertising displays for a specified period. Transactions that meet the definition of a lease are accounted for under Accounting Standards Codification (“ASC”) 842, while the remaining revenue transactions are accounted for as revenue from contracts with customers under ASC 606. The timing and pattern of revenue recognition are substantively the same under both standards.
The following table presents revenue from contracts with customers, revenue from leases and total revenue from continuing operations for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenue
Revenue from contracts with customers(1)	$318,133	$208,212
Revenue from leases(1)	55,731	125,968
Total	$373,864	$334,180
(1)The year-over-year change in the mix of revenue from contracts with customers and leases is primarily due to changes in contract terms affecting whether arrangements provide customers the right to control the use of the Company’s advertising displays, resulting in more arrangements being accounted for under ASC 606 rather than ASC 842.
Refer to Note 3 for disaggregation of revenue by reportable segment, which reflects how the Company generates revenue across its businesses and evaluates operating performance.
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts with customers have original expected durations of one year or less. For contracts with an original expected duration of more than one year, the amount to be invoiced corresponds directly to the value that will be received by the customer under the contract.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2026 and December 31, 2025 consisted of the following:

(In thousands)	Maturity	March 31, 2026	December 31, 2025
Receivables-Based Credit Facility	June 2030	$—	$—
Revolving Credit Facility	June 2030	—	—
Term Loan Facility	August 2028	425,000	425,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes	April 2030	865,000	865,000
Clear Channel Outdoor Holdings 7.125% Senior Secured Notes	February 2031	1,150,000	1,150,000
Clear Channel Outdoor Holdings 7.500% Senior Secured Notes	March 2033	900,000	900,000
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	899,311	899,311
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	905,950	905,950
Finance leases		3,564	3,636
Original issue discount		(3,289)	(3,605)
Long-term debt fees		(40,246)	(42,299)
Total debt		5,105,290	5,102,993
Less: Current portion		316	312
Total long-term debt		$5,104,974	$5,102,681
The aggregate market value of the Company’s debt, based on quoted market prices, was approximately $5.3 billion as of March 31, 2026 and December 31, 2025. Under the fair value hierarchy established by ASC 820-10-35, these inputs are classified as Level 1.
As of March 31, 2026, the Company was in compliance with all covenants contained in its debt agreements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds.
As of March 31, 2026, the Company had $88.5 million of letters of credit outstanding under its Receivables-Based Credit Facility, resulting in $111.5 million of excess availability, and a $7.0 million of letter of credit outstanding under its Revolving Credit Facility, resulting in $93.0 million of remaining excess availability. Additionally, as of March 31, 2026, the Company had $44.5 million of surety bonds and $10.9 million of bank guarantees outstanding, a portion of which was supported by $2.6 million of cash collateral. A portion of these letters of credit and guarantees related to discontinued operations that were held for sale as of March 31, 2026. Refer to Note 2 for additional information.
Subsequent Event
In April 2026, the Company solicited consents from holders of its Senior Secured Notes and from the lenders under the credit agreement governing its Term Loan Facility and Revolving Credit Facility (the “Senior Secured Credit Agreement”) to approve certain amendments to the documents governing such indebtedness. Following receipt of the requisite consents, the Company entered into supplemental indentures with respect to the Senior Secured Notes and an amendment to the Senior Secured Credit Agreement to provide that the Merger will not constitute a change of control under such documents and to add or amend certain related defined terms. These supplemental indentures and the amendment are effective but will become operative only upon consummation of the Merger and will cease to be effective if the Merger is not completed.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business. As required, the Company has accrued estimates for the probable costs of resolving those claims for which loss is deemed probable and the amount can be reasonably estimated. These estimates are developed in consultation with the Company’s counsel and are based on an analysis of potential outcomes, considering a combination of litigation and settlement strategies. It is possible, however, that results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding will not have a material adverse effect on the Company’s financial condition or results of operations.
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, its litigation generally arises in the following contexts: commercial disputes, employment and benefits-related claims, land use and zoning disputes, governmental fines, intellectual property claims, personal injury claims and tax disputes.
NOTE 7 – INCOME TAXES
Income Tax Benefit (Expense) Attributable to Continuing Operations
The Company’s income tax benefit (expense) attributable to continuing operations for the three months ended March 31, 2026 and 2025 consisted of the following:

(In thousands)	Three Months Ended March 31,
	2026	2025
Current income tax expense attributable to continuing operations	$(1,134)	$(1,216)
Deferred income tax benefit attributable to continuing operations	9,961	36
Income tax benefit (expense) attributable to continuing operations	$8,827	$(1,180)
The effective tax rates for continuing operations for the three months ended March 31, 2026 and 2025 were 15.1% and (2.2)%, respectively. The effective tax rates were primarily driven by changes in the valuation allowance on deferred tax assets related to interest expense carryforwards.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Structures	$1,862,151	$1,865,659
Land, buildings and improvements	129,746	130,119
Furniture and other equipment	105,052	103,817
Construction in progress	35,876	32,420
Property, plant and equipment, gross	2,132,825	2,132,015
Less: Accumulated depreciation	(1,700,362)	(1,690,192)
Property, plant and equipment, net	$432,463	$441,823
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$758,812	$(226,865)	$758,812	$(210,524)
Permanent easements	166,129	—	165,953	—
Trademarks	83,569	(57,928)	83,569	(55,849)
Transit, street furniture and other outdoor contractual rights	206,283	(195,268)	206,283	(194,003)
Total intangible assets	$1,214,793	$(480,061)	$1,214,617	$(460,376)
Goodwill
The following table presents the goodwill balance by segment as of March 31, 2026. There were no changes during the three months ended March 31, 2026.

(In thousands)	America(1)	Airports	Consolidated
Balance as of March 31, 2026	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.
NOTE 10 – STOCKHOLDERS’ DEFICIT
Share-Based Compensation
Share-based compensation expense for continuing operations, which is included in “Corporate expenses” on the Consolidated Statements of Income (Loss), was $5.8 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Net Income (Loss) per Share
The following table presents the computation of net income (loss) per share for the three months ended March 31, 2026 and 2025:

(In thousands, except per share data)	Three Months Ended March 31,
	2026	2025
Numerators:
Loss from continuing operations	$(49,447)	$(55,302)
Less: Net income from continuing operations attributable to noncontrolling interests	600	670
Net loss from continuing operations attributable to the Company	(50,047)	(55,972)
Income from discontinued operations	1,453	118,515
Less: Net income from discontinued operations attributable to noncontrolling interests	—	34
Net income (loss) from discontinued operations attributable to the Company	1,453	118,481
Net income (loss) attributable to the Company	$(48,594)	$62,509

Denominators:
Weighted average common shares outstanding – Basic	498,488	490,332
Weighted average common shares outstanding – Diluted(1)	498,488	490,332

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net loss from continuing operations attributable to the Company per share of common stock	$(0.10)	$(0.11)
Net income from discontinued operations attributable to the Company per share of common stock	—	0.24
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted	$(0.10)	$0.13
(1)Outstanding equity awards equivalent to 45.1 million and 27.4 million shares for the three months ended March 31, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Reconciliation of Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash and cash equivalents reported in the Consolidated Balance Sheets to total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents in the Balance Sheets	$182,421	$190,022
Cash and cash equivalents included in Current assets of discontinued operations	13,033	21,115
Restricted cash included in the following line items:
Other current assets	2,074	1,674
Current assets of discontinued operations	1,024	1,043
Other assets	3,051	2,806
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$201,603	$216,660

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounts Receivable
The following table presents the components of accounts receivable, net, as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$358,855	$382,582
Less: Allowance for credit losses	(13,155)	(11,205)
Accounts receivable, net	$345,700	$371,377
Credit loss expense for continuing operations, included in “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), was $2.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses
The following table presents the components of accrued expenses as reported in the Consolidated Balance Sheets:

(In thousands)	March 31, 2026	December 31, 2025
Accrued rent	$45,520	$60,660
Accrued employee compensation and benefits	20,604	40,942
Accrued taxes	11,255	14,315
Accrued other	54,884	53,776
Total accrued expenses	$132,263	$169,693
Other Operating Expense (Income), Net
Other operating expense, net, of $15.3 million for the three months ended March 31, 2026 primarily reflects $15.8 million of transaction costs, including costs related to the Merger, partially offset by $0.6 million of net gains from the sale or disposal of operating assets.
Other operating income, net, of $5.8 million for the three months ended March 31, 2025 primarily reflects $6.6 million of net gains from the sale or disposal of operating assets, partially offset by $0.6 million of transaction costs associated with structural initiatives and financial advisory services, as well as other miscellaneous costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the 2025 Form 10-K. All references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business, providing context for the remainder of this MD&A.
•Results of Operations – Analysis of financial performance at both the consolidated and segment levels.
•Liquidity and Capital Resources – Discussion of short- and long-term liquidity, including material cash requirements and the anticipated sources of funds needed to meet these requirements.
This discussion contains forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those expressed in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” at the end of this MD&A.
OVERVIEW
Description of Our Business, Segments and Discontinued Operations
We generate revenue by selling advertising on out-of-home displays we own or operate, including roadside billboards, street furniture and airport displays, in both digital and printed formats.
We operate two reportable segments: America, which includes our U.S. roadside billboard and street furniture advertising operations, and Airports, which includes our U.S. and Caribbean airport advertising operations. Our remaining operations in Singapore are reported as “Other.”
Substantially all of our historical international operations have been exited or, in the case of our operations in Spain, are classified as held for sale, and are reported as discontinued operations for all periods presented.
Held-for-Sale Operations
In 2025, we entered into a definitive agreement to sell our business in Spain for an aggregate purchase price of €115 million, subject to certain customary adjustments. The transaction is expected to close in the second quarter of 2026, upon satisfaction of required regulatory approvals. We intend to use the anticipated net proceeds from the sale, after payment of transaction-related fees and expenses, to further reduce our outstanding debt, subject to the outcome of the Merger described below.
Pending Take-Private Merger
On February 9, 2026, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which the Company is to be acquired by an investor consortium comprised of affiliates and/or certain investment funds advised by Mubadala Capital, in partnership with TWG Global. Under the terms of the Merger Agreement, the consortium will acquire all outstanding shares of our common stock (subject to certain exceptions), with our common stockholders receiving $2.43 per share in cash. The Merger is expected to close by the end of the third quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of required stockholder and regulatory approvals. If the Merger is consummated, our common stock will no longer be listed for trading on any public market. Refer to Note 1 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the Merger.
There can be no assurance that all required closing conditions will be satisfied or that the Merger will be completed on the expected timeline or at all. Until the Merger is consummated or the Merger Agreement is terminated, we are subject to certain restrictions on the conduct of our business, which may limit our ability to pursue certain strategic initiatives, capital allocation decisions or other actions that we might otherwise undertake.
The Merger also introduces broader uncertainty regarding our future operations, strategic direction and capital structure. While we continue to operate the business in the ordinary course, the outcome and timing of the Merger may affect our financial condition, liquidity planning and strategic priorities. For a more complete discussion of the risks and uncertainties associated with the Merger, refer to Item 1A of the 2025 Form 10-K.

Macroeconomic Trends, Uncertainties and Seasonality
Macroeconomic conditions influence our operating results and financial condition. Inflation remains above the U.S. Federal Reserve’s long-term target and has exhibited increased volatility in recent periods, including as a result of fluctuations in energy prices and broader geopolitical developments. While interest rates declined in 2025, they remain above recent historical averages and continue to be subject to market volatility, resulting in elevated borrowing costs that impact our cost of debt and overall financing environment.
We continue to monitor developments related to global trade and tariff policies. Recent policy actions and related legal and regulatory developments, as well as ongoing geopolitical tensions, including in the Middle East, have contributed to an evolving trade and supply chain environment. While we have not experienced a material impact to date, these dynamics have resulted in isolated cost pressures for certain materials and components used in our operations, and future changes could affect our operating costs, supply chain arrangements and pricing.
Advertising demand is sensitive to broader economic conditions, as spending on out-of-home advertising generally correlates with overall economic activity, including changes in gross domestic product. While macroeconomic conditions in early 2026 have become more uncertain, demand across our portfolio has remained relatively resilient. However, continued economic uncertainty or a slowdown in economic activity could adversely impact advertiser spending in future periods.
Due to the seasonality of our business, interim results are not necessarily indicative of full-year performance. Historically, revenue and Segment Adjusted EBITDA are lowest in the first quarter and strongest in the fourth quarter, consistent with seasonal advertising trends.

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
•Corporate expenses, depreciation and amortization, other operating income and expense, non-operating income and expenses, and income taxes are managed on a total company basis and, accordingly, are discussed only as part of our consolidated results of continuing operations.
•Results of discontinued operations are presented and discussed separately below.
Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$373,864	$334,180	11.9%
Operating expenses:
Direct operating expenses	180,102	168,529	6.9%
Selling, general and administrative expenses	66,592	63,662	4.6%
Corporate expenses	30,818	19,780	55.8%
Depreciation and amortization	41,523	43,004	(3.4)%
Other operating expense (income), net	15,346	(5,785)
Operating income	39,483	44,990
Interest expense, net	(98,498)	(99,361)
Other income, net	741	249
Loss from continuing operations before income taxes	(58,274)	(54,122)
Income tax benefit (expense) attributable to continuing operations	8,827	(1,180)
Loss from continuing operations	(49,447)	(55,302)
Income from discontinued operations	1,453	118,515
Consolidated net income (loss)	(47,994)	63,213
Less: Net income attributable to noncontrolling interests	600	704
Net income (loss) attributable to the Company	$(48,594)	$62,509
Consolidated Revenue
Consolidated revenue increased by $39.7 million, or 11.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven by stronger performance in both the America and Airports segments, led by significant growth in the San Francisco Bay Area, reflecting strong demand from technology advertisers and the impact of Super Bowl LX.
Revenue growth was driven by both print and digital advertising revenue. The table below provides information on consolidated digital revenue.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Digital revenue	$158,350	$138,881	14.0%
Percent of total consolidated revenue	42.4%	41.6%

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased by $11.6 million, or 6.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher site lease expense, reflecting higher costs associated with increased advertising revenue, as well as new and renewed contracts.
The table below provides information on consolidated site lease expense.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Site lease expense	$149,194	$139,573	6.9%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased by $2.9 million, or 4.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher employee compensation and credit loss expense, partially offset by lower payment processing fees.
Corporate Expenses
Corporate expenses increased by $11.0 million, or 55.8%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by the non-recurrence of $9.9 million of insurance proceeds recognized in the prior-year period related to the ongoing process to recover certain amounts previously incurred in connection with a resolved legal matter. These proceeds are reflected in “Restructuring and other costs (reversals), net” in the table below. The remaining increase primarily reflects higher employee compensation related to insurance benefits.
The table below provides additional information on certain drivers of corporate expenses.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Share-based compensation expense(1)	$5,846	$5,424	7.8%
Restructuring and other costs (reversals), net(2)	1,472	(8,381)	NM
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Percentage changes that are not meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization decreased by $1.5 million, or 3.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by higher depreciation expense in the prior-year period related to certain assets that have since become fully depreciated.
Other Operating Expense (Income), Net
Other operating expense, net, was $15.3 million for the three months ended March 31, 2026, compared to other operating income, net, of $5.8 million for the same period in 2025. The change was primarily driven by transaction costs incurred in the current-year period related to the Merger and lower net gains on the disposition of operating assets compared to the prior-year period. Refer to Note 11 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Interest Expense, Net
Interest expense, net, decreased by $0.9 million during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by lower interest expense associated with reduced outstanding debt balances following the repurchase of a portion of our senior unsecured notes in 2025, partially offset by higher interest expense associated with the August 2025 senior secured notes refinancing.
Income Tax Benefit (Expense) Attributable to Continuing Operations
The effective tax rates for continuing operations for the three months ended March 31, 2026 and 2025 were 15.1% and (2.2)%, respectively. The effective tax rates were primarily driven by changes in the valuation allowance on deferred tax assets related to interest expense carryforwards.

America Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$278,487	$254,193	9.6%
Direct operating expenses(1)	118,228	112,420	5.2%
SG&A expenses(1)	55,734	53,907	3.4%
Segment Adjusted EBITDA	104,702	87,871	19.2%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $24.3 million, or 9.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven by stronger performance across a broad base of markets, led by a significant increase in the San Francisco/Bay Area market, which reflected strong demand from technology advertisers and the impact of Super Bowl LX.
By format, revenue growth was primarily driven by print and digital billboard products. The table below provides additional information on America digital revenue, which increased due to higher advertiser demand and, to a lesser extent, new inventory.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Digital revenue	$99,254	$89,624	10.7%
Percent of total segment revenue	35.6%	35.3%
By sales channel, revenue growth reflected continued strength in local advertising sales. National sales accounted for 31.1% and 34.3% of America revenue for the three months ended March 31, 2026 and 2025, respectively, with the remainder derived from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $5.8 million, or 5.2%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher site lease expense, reflecting higher variable site lease costs associated with increased revenue.
The table below provides information on America site lease expense.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Site lease expense	$92,649	$88,335	4.9%
America SG&A Expenses
America SG&A expenses increased by $1.8 million, or 3.4%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher employee compensation, reflecting increased incentive-based pay, and higher credit loss expense, largely related to a specific reserve. This was partially offset by lower payment processing fees.

Airports Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Revenue	$95,226	$79,983	19.1%
Direct operating expenses	61,767	56,109	10.1%
SG&A expenses	10,533	9,561	10.2%
Segment Adjusted EBITDA	22,926	14,313	60.2%
Airports Revenue
Airports revenue increased by $15.2 million, or 19.1%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by stronger performance at San Francisco International Airport, reflecting the impact of Super Bowl LX, higher demand from technology advertisers and increased conference activity.
By format, revenue growth was driven by both digital and print advertising revenue. The table below provides additional information on Airports digital revenue.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Digital revenue	$59,096	$49,257	20.0%
Percent of total segment revenue	62.1%	61.6%
By sales channel, revenue growth was primarily driven by local sales growth. National sales accounted for 58.4% and 64.6% of Airports revenue for the three months ended March 31, 2026 and 2025, respectively, with the remainder derived from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $5.7 million, or 10.1%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher site lease expense, reflecting higher minimum guaranteed payments under certain airport contracts, including increases based on prior-period performance, and the renewal contract with the Metropolitan Washington Airports Authority.
The table below provides information on Airports site lease expense.

(In thousands)	Three Months Ended March 31,		%
	2026	2025	Change
Site lease expense	$56,476	$51,238	10.2%
Airports SG&A Expenses
Airports SG&A expenses increased by $1.0 million, or 10.2%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects higher credit loss expense and employee compensation, including increased incentive-based pay.
Income from Discontinued Operations
Income from discontinued operations was $1.5 million for the three months ended March 31, 2026, compared to $118.5 million in the same period in 2025. The prior-year income was primarily driven by a $139.6 million gain from the sale of our former Europe-North segment and Latin American businesses.
The current-period results reflect significantly lower activity following the disposition of most of our international businesses in 2025, including lower revenue, operating expenses and interest expense. The prior-year period also included a loss on debt extinguishment and foreign currency losses on intercompany notes, which did not recur in the current-year period.
Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements include working capital to support business operations, capital expenditures and debt service obligations. We typically fund these needs through cash on hand, cash generated from operations and, when necessary, borrowings under our credit facilities. In addition, we have benefited from cash proceeds from prior-year international business sales, a portion of which was used to reduce outstanding debt. We believe our sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months.
Long-Term Liquidity
Our long-term cash requirements depend on a variety of factors, including business growth, investments in digital conversions and new technologies, the timing and completion of the Merger, costs related to the Merger, and the completion of the sale of our business in Spain. We also have long-term cash requirements related to the repayment of outstanding debt, which matures between 2028 and 2033.
Generally, we may repay indebtedness as it matures, through refinancing transactions or, from time to time, opportunistic repurchases of outstanding debt securities through open market purchases, privately negotiated transactions or other means. We conducted such repurchases in 2025. Any future repurchase activity will depend on prevailing market conditions, our liquidity needs, contractual restrictions and the outcome of the Merger. Such repurchases could materially impact our liquidity, results of operations or leverage ratios and, as a result, our ability to comply with the covenants in our debt agreements. The amounts involved in any such transactions may be material.
We believe that our sources of liquidity will be adequate to meet our long-term cash requirements. However, our ability to meet these requirements through cash from operations will depend on our future operating results and financial performance, which are subject to uncertainty and may be affected by factors beyond our control, including macroeconomic conditions, interest rates, inflation, global trade policies, geopolitical developments, and the timing and completion of the Merger. In addition, our significant interest payment obligations reduce our financial flexibility, increase our sensitivity to changes in operating performance and economic conditions, and reduce our liquidity over time.
In prior periods, we have explored financing alternatives and undertaken transactions to improve our liquidity, including additional financing from banks or other lenders, public or private debt or equity offerings, and strategic partnerships, as well as refinancing our indebtedness. Under the terms of the Merger Agreement, our ability to pursue such actions is currently limited. If the Merger is not consummated, we may seek to pursue similar transactions in the future. There can be no assurance that such financing or liquidity-generating transactions, including refinancing, will be available in sufficient amounts, at reasonable interest rates, on acceptable terms, or at all, due to market conditions, our financial condition or other factors beyond our control. In addition, the terms of our debt agreements may limit our ability to incur additional indebtedness. If we are unable to generate sufficient cash from operations or secure supplemental liquidity as needed, our financial condition and ability to meet our obligations could be adversely affected.
Cash Requirements
Working Capital Needs
Site lease payments represent our most significant recurring operating cash requirement and consist of payments for land or space used by our advertising displays. These arrangements include both fixed minimum payments and revenue-sharing components under lease and non-lease contracts. For the three months ended March 31, 2026 and 2025, site lease expense for continuing operations was $149.2 million and $139.6 million, respectively, and is included in direct operating expenses in our Consolidated Statements of Income (Loss). Site lease expense includes the effects of straight-line rent and other non-cash adjustments and, as a result, may differ from cash payments made during the period. We expect to fund our site lease and other working capital obligations primarily through cash generated from operations.

Capital Expenditures
Our capital expenditures primarily relate to the construction, enhancement and maintenance of our out-of-home advertising displays, including continued investment in digital displays as part of our long-term strategy to digitize our network. We expect to fund our capital expenditures primarily through cash generated from operations.
The following table summarizes capital expenditures for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,
	2026	2025
America	$7,916	$9,819
Airports	3,734	2,234
Other	31	12
Corporate	877	1,166
Capital expenditures for continuing operations(1)	12,558	13,231
Capital expenditures for discontinued operations(2)	3,443	12,295
Total capital expenditures	$16,001	$25,526
(1)As of March 31, 2026 and 2025, we had accrued but unpaid capital expenditures for continuing operations of $6.2 million and $3.4 million, respectively.
(2)Capital expenditures for discontinued operations decreased following the sales of our former Europe-North segment and Latin American businesses in 2025.
Debt Service Obligations
A significant portion of our cash requirements relates to debt service obligations. During the three months ended March 31, 2026 and 2025, we paid cash interest of $93.9 million and $89.0 million, respectively. The increase in 2026 primarily reflects the impact of the August 2025 senior secured notes refinancing, including the timing of interest payments, as the first semi-annual interest payments on the 7.125% and 7.500% Senior Secured Notes were made during the current-year period, and higher interest expense associated with the new debt. This was partially offset by lower interest payments resulting from the repayment of the $375.0 million CCIBV Term Loan Facility on March 31, 2025.
Based on our outstanding indebtedness as of March 31, 2026, and assuming no debt prepayments, repurchases, refinancings or issuances, we expect to pay approximately $308 million of cash interest for the remainder of 2026 and approximately $391 million in 2027. These estimates reflect our capital structure as of March 31, 2026 and do not give effect to any potential financing transactions that may occur in connection with or following the consummation of the Merger.
Our next significant debt maturities occur in 2028, when $899.3 million aggregate principal amount of 7.750% Senior Notes and $425.0 million under our Term Loan Facility become due. For additional details on our outstanding long-term debt, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Sources of Capital and Liquidity
Cash On Hand
As of March 31, 2026, we had $195.5 million of cash and cash equivalents, including $13.0 million held by discontinued operations in Spain. Of the remaining balance, $6.2 million was held by our continuing operations subsidiaries outside the U.S. At present, excess cash held by our foreign subsidiaries could be repatriated with minimal U.S. tax consequences, and dividend distributions from international subsidiaries are not expected to result in a U.S. federal income tax liability.
Cash Flow from Operations
During the three months ended March 31, 2026, net cash provided by operating activities was $3.2 million, compared to $14.9 million during the same period in 2025. The decrease was primarily driven by $10.6 million of transaction costs paid in the current-year period related to the Merger, the non-recurrence of $9.9 million in insurance proceeds received in the prior-year period related to the ongoing process to recover certain amounts previously incurred in connection with a resolved legal matter, and higher cash interest payments of $4.9 million, as discussed above. These drivers were partially offset by stronger operating performance across both the America and Airports segments, as well as lower cash payments for income taxes of $4.3 million following the disposition of most of our international businesses.

Dispositions
During the three months ended March 31, 2026, we paid $3.9 million for transaction-related costs and final post-closing adjustments primarily associated with our Latin American business dispositions, partially offset by $2.7 million of cash proceeds from asset dispositions.
During the three months ended March 31, 2025, we received net cash proceeds of $609.3 million from the sale of our former Europe-North segment and certain Latin American businesses. A portion of these proceeds was used to fully prepay the $375.0 million CCIBV Term Loan Facility, with the remainder used to improve liquidity and financial flexibility, as permitted under our debt agreements. We also received $8.0 million of cash proceeds from asset dispositions.
In 2025, we entered into a definitive agreement to sell our business in Spain for an aggregate purchase price of €115 million, subject to certain customary adjustments. The transaction is expected to close in the second quarter of 2026, upon satisfaction of regulatory approvals. We expect to use the anticipated net proceeds, after payment of transaction-related fees and expenses, to further reduce our outstanding debt, subject to the outcome of the Merger.
Credit Facilities
We have access to a Revolving Credit Facility and a Receivables-Based Credit Facility, each of which includes sub-facilities for letters of credit and short-term borrowings and matures on June 12, 2030. As of March 31, 2026, we had no borrowings outstanding and significant available capacity under our credit facilities.
The following table presents borrowing limits, letters of credit outstanding and excess availability under these credit facilities as of March 31, 2026:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities
Borrowing limit(1)	$100.0	$200.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	7.0	88.5	95.5
Excess availability	$93.0	$111.5	$204.5
(1)The Revolving Credit Facility commitment is $100.0 million, and the maximum commitment under the Receivables-Based Credit Facility is $200.0 million (capped by a borrowing base that fluctuates based on our accounts receivable balance, as calculated under the Receivables-Based Credit Agreement).
(2)As of March 31, 2026, the letter of credit outstanding under the Revolving Credit Facility relates to our business in Spain.
Debt Covenants and Other Debt Provisions
Our debt agreements contain covenants as described in the 2025 Form 10-K. As of March 31, 2026, we were in compliance with all applicable covenants.
The Senior Secured Credit Agreement includes a springing financial covenant that applies only if the Revolving Credit Facility has an outstanding balance or if undrawn letters of credit under that facility exceed $10 million. If triggered, the covenant requires that we maintain a first lien net leverage ratio of less than 7.10 to 1.00. As of March 31, 2026, these conditions were not met and the covenant was not in effect. Refer to the “Credit Facilities” section above for additional information on borrowings and excess availability as of March 31, 2026.
In connection with the Merger, in April 2026, we amended the indentures governing our Senior Secured Notes and the Senior Secured Credit Agreement to provide that the Merger will not constitute a change of control under such documents and to add or amend certain related defined terms. These amendments are effective but will become operative only upon consummation of the Merger and will cease to be effective if the Merger is not completed. For additional information, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
For a discussion of our critical accounting estimates — those estimates that involve significant judgment and are most important to understanding our financial statements — refer to Item 7 of the 2025 Form 10-K. During the three months ended March 31, 2026, there have been no material changes to our critical accounting estimates, management’s judgments and assumptions, or the potential effects if actual results differ from these assumptions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: statements regarding the Merger, stockholder approval for the Merger, any expected timetable for completing the Merger (including whether the Merger is consummated in a timely manner or at all), and the expected benefits of the Merger; our business plans and strategies and the expected benefits of business initiatives; the effects of geopolitical developments and tariffs on the macroeconomic environment; expectations regarding the pending sale of our business in Spain, including the anticipated proceeds and use of those proceeds; expectations about certain markets and potential improvements; industry and market trends; expectations surrounding our cash flow and liquidity; and our ability to retain new and existing customers and maintain bookings.
These forward-looking statements, including expectations and projections about future matters, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
We caution that such statements involve numerous risks and uncertainties and are subject to factors that could impact our future performance. These statements are based on management’s views and assumptions as of the date they are made and are not guarantees of future performance. Actual future events and results may differ materially from the expectations reflected in our forward-looking statements. We do not undertake any obligation to update forward-looking statements, except as required by law.
A variety of factors could materially affect future outcomes, including, but not limited to:
•Uncertainties associated with the proposed Merger, including the failure to receive the requisite stockholder approval (including through the special meeting of stockholders) or consummate the Merger in a timely manner or at all;
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
•Litigation relating to, or other unexpected costs resulting from, the Merger;
•Continued economic uncertainty, an economic slowdown or recession, or other macroeconomic factors, including as a result of geopolitical developments, increased tariffs and retaliatory trade regulations and policies;
•Our ability to service our debt obligations and to fund our operations and capital expenditures;
•The impact of our substantial indebtedness;
•The difficulty, cost and time required to implement our strategy, and the fact that we may not realize the anticipated benefits therefrom fully or at all;
•Our ability to obtain and renew key contracts with municipalities, transit authorities and private landlords and on favorable terms;

•Competition;
•Regulations, consumer concerns and other challenges regarding privacy, digital services, data protection, cybersecurity and the use of artificial intelligence;
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
•Uncertainties regarding the consummation of the sale of our business in Spain;
•Third-party claims or actions against us or our suppliers;
•Volatility of our stock price;
•The impacts on our stock price as a result of future sales of common stock if we remain a public company, or the perception thereof, and dilution resulting from additional capital raised through the sale of our common stock or other equity-linked instruments;
•Our ability to continue to comply with the applicable listing standards of the New York Stock Exchange if the Merger is not consummated and we remain a public company;
•The restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;
•The effect of credit ratings downgrades;
•Our dependence on our senior management team and other key individuals and any failure to retain them in light of the Merger;
•Continued scrutiny and changing expectations from government regulators, municipalities, investors, lenders, customers, activists and other stakeholders; and
•Other factors set forth in our SEC filings.
This list is not exhaustive. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and inflation, and future fluctuations in these factors could affect our financial results. There have been no material changes in our market risk disclosures from those provided in Item 7A of the 2025 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
For information regarding our legal proceedings, refer to Note 6 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Information regarding our risk factors is disclosed in Item 1A of the 2025 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we withheld shares of our common stock from employees to satisfy their tax withholding obligations related to the vesting of restricted stock units. These shares were withheld at fair market value on the vesting date and added back to treasury stock. The Company did not otherwise repurchase any of its equity securities during the period.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

4.1
Supplemental Indenture, dated as of April 9, 2026, by and among Clear Channel Outdoor Holdings, Inc., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 7.875% Senior Secured Notes (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 13, 2026).

4.2
Supplemental Indenture, dated as of April 9, 2026, by and among Clear Channel Outdoor Holdings, Inc., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 7.125% Senior Secured Notes (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 13, 2026).

4.3
Supplemental Indenture, dated as of April 9, 2026, by and among Clear Channel Outdoor Holdings, Inc., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 7.500% Senior Secured Notes (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 13, 2026).

10.1
Form of Support Agreement, dated as of February 9, 2026, by and among Clear Channel Outdoor Holdings, Inc. and certain stockholders of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 9, 2026).

Exhibit Number	Description
10.2
Form of Retention Bonus Letter by and among Clear Channel Outdoor Holdings, Inc. and named executive officers of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 9, 2026).

10.3
Seventh Amendment to Credit Agreement, dated as of April 10, 2026, by and among Clear Channel Outdoor Holdings, Inc., the several lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, and each other party thereto, relating to the Company’s Existing Credit Agreement (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 13, 2026).

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
+
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2)(ii), as applicable, of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

Date:	May 6, 2026	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer