Form 10-Q
period 2026-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2026-08-05
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	509,093,845

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$192,138	$190,022
Accounts receivable, net	367,992	371,377
Prepaid expenses	18,795	21,791
Other current assets	6,322	7,295
Current assets of discontinued operations	187,273	202,709
Total Current Assets	772,520	793,194
PROPERTY, PLANT AND EQUIPMENT
Structures, net	282,858	298,846
Other property, plant and equipment, net	145,714	142,977
INTANGIBLE ASSETS AND GOODWILL
Permits, net	515,940	548,288
Other intangible assets, net	199,803	205,953
Goodwill	507,819	507,819
OTHER ASSETS
Operating lease right-of-use assets	1,318,530	1,313,912
Other assets	19,897	17,886
Total Assets	$3,763,081	$3,828,875
CURRENT LIABILITIES
Accounts payable	$37,223	$32,109
Accrued expenses	161,978	169,693
Current operating lease liabilities	134,384	142,139
Accrued interest	88,910	99,095
Deferred revenue	102,730	75,437
Current portion of long-term debt	314	312
Current liabilities of discontinued operations	90,348	99,309
Total Current Liabilities	615,887	618,094
NON-CURRENT LIABILITIES
Long-term debt	5,107,315	5,102,681
Non-current operating lease liabilities	1,227,530	1,225,567
Deferred tax liabilities, net	212,688	221,616
Other liabilities	56,780	55,285
Total Liabilities	7,220,200	7,223,243

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interests	6,401	11,581
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized (527,979,483 shares issued as of June 30, 2026; 513,531,599 shares issued as of December 31, 2025)	5,280	5,135
Additional paid-in capital	3,619,142	3,613,197
Accumulated deficit	(6,994,107)	(6,940,190)
Accumulated other comprehensive loss	(56,191)	(53,391)
Treasury stock (18,967,026 shares held as of June 30, 2026; 16,060,676 shares held as of December 31, 2025)	(37,644)	(30,700)
Total Stockholders' Deficit	(3,457,119)	(3,394,368)
Total Liabilities and Stockholders' Deficit	$3,763,081	$3,828,875

See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$438,040	$402,808	$811,904	$736,988
Operating expenses:
Direct operating expenses(1)	196,178	185,530	376,280	354,059
Selling, general and administrative expenses(1)	69,968	65,711	136,560	129,373
Corporate expenses(1)	36,581	31,123	67,399	50,903
Depreciation and amortization	41,246	43,335	82,769	86,339
Other operating expense (income), net	5,011	(315)	20,357	(6,100)
Operating income	89,056	77,424	128,539	122,414
Interest expense, net	(99,027)	(96,026)	(197,525)	(195,387)
Gain on extinguishment of debt	—	28,796	—	28,796
Other income, net	268	663	1,009	912
Income (loss) from continuing operations before income taxes	(9,703)	10,857	(67,977)	(43,265)
Income tax benefit (expense) attributable to continuing operations	(299)	(4,526)	8,528	(5,706)
Income (loss) from continuing operations	(10,002)	6,331	(59,449)	(48,971)
Income from discontinued operations	5,038	4,318	6,491	122,833
Consolidated net income (loss)	(4,964)	10,649	(52,958)	73,862
Less: Net income attributable to noncontrolling interests	359	1,129	959	1,833
Net income (loss) attributable to the Company	$(5,323)	$9,520	$(53,917)	$72,029

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.02)	$0.01	$(0.12)	$(0.10)
Net income from discontinued operations attributable to the Company per share of common stock	0.01	0.01	0.01	0.25
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted	$(0.01)	$0.02	$(0.11)	$0.15
(1)Excludes depreciation and amortization.
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) attributable to the Company	$(5,323)	$9,520	$(53,917)	$72,029
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,175)	8,596	(2,806)	31,252
Reclassification adjustment for realized net losses from cumulative translation adjustments and pension related to sold businesses(1)	—	—	—	128,890
Other comprehensive income (loss)	(1,175)	8,596	(2,806)	160,142
Comprehensive income (loss)	(6,498)	18,116	(56,723)	232,171
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	18	(6)	22
Comprehensive income (loss) attributable to the Company	$(6,496)	$18,098	$(56,717)	$232,149
(1)Included in “Income from discontinued operations” on the Consolidated Statements of Income (Loss).
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Three Months Ended
	Common Shares Issued	Non-controlling Interests	Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Three Months Ended June 30, 2026
Balances at March 31, 2026	514,551,917	$12,017	$5,146	$3,618,997	$(6,988,784)	$(55,018)	$(30,707)	$(3,438,349)
Net income (loss)		359	—	—	(5,323)	—	—	(4,964)
Share-based compensation		—	—	7,959	—	—	—	7,959
Reissuance of treasury stock to settle share-based awards		—	—	(7,680)	—	—	7,680	—
Release of stock-based awards	13,427,566	—	134	(134)	—	—	(14,617)	(14,617)
Payments to noncontrolling interests, net		(5,973)	—	—	—	—	—	(5,973)
Foreign currency translation adjustments		(2)	—	—	—	(1,173)	—	(1,175)
Balances at June 30, 2026	527,979,483	$6,401	$5,280	$3,619,142	$(6,994,107)	$(56,191)	$(37,644)	$(3,457,119)

Three Months Ended June 30, 2025
Balances at March 31, 2025	505,823,618	$12,225	$5,058	$3,595,340	$(6,897,620)	$(106,295)	$(29,432)	$(3,420,724)
Net income		1,129	—	—	9,520	—	—	10,649
Share-based compensation		—	—	7,326	—	—	—	7,326
Reissuance of treasury stock to settle share-based awards		—	—	(2,151)	—	—	2,151	—
Release of stock-based awards	7,135,126	—	72	(72)	—	—	(3,428)	(3,428)
Payments to noncontrolling interests, net		(4,623)	—	—	—	—	—	(4,623)
Foreign currency translation adjustments		18	—	—	—	8,578	—	8,596
Balances at June 30, 2025	512,958,744	$8,749	$5,130	$3,600,443	$(6,888,100)	$(97,717)	$(30,709)	$(3,402,204)

	Six Months Ended
			Controlling Interest					Total Stockholders’ Deficit
(In thousands, except share data)	Common Shares Issued	Non-controlling Interests	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Six Months Ended June 30, 2026
Balances at December 31, 2025	513,531,599	$11,581	$5,135	$3,613,197	$(6,940,190)	$(53,391)	$(30,700)	$(3,394,368)
Net income (loss)		959	—	—	(53,917)	—	—	(52,958)
Share-based compensation		—	—	13,832	—	—	—	13,832
Reissuance of treasury stock to settle share-based awards		—	—	(7,742)	—	—	7,742	—
Release of stock-based awards	14,447,884	—	145	(145)	—	—	(14,686)	(14,686)
Payments to noncontrolling interests, net		(6,133)	—	—	—	—	—	(6,133)
Foreign currency translation adjustments		(6)	—	—	—	(2,800)	—	(2,806)
Balances at June 30, 2026	527,979,483	$6,401	$5,280	$3,619,142	$(6,994,107)	$(56,191)	$(37,644)	$(3,457,119)

Six Months Ended June 30, 2025
Balances at December 31, 2024	503,245,029	$11,669	$5,032	$3,589,930	$(6,960,129)	$(257,837)	$(28,448)	$(3,639,783)
Net income		1,833	—	—	72,029	—	—	73,862
Share-based compensation		—	—	12,762	—	—	—	12,762
Reissuance of treasury stock to settle share-based awards		—	—	(2,151)	—	—	2,151	—
Release of stock-based awards	9,713,715	—	98	(98)	—	—	(4,412)	(4,412)
Payments to noncontrolling interests, net		(4,775)	—	—	—	—	—	(4,775)
Foreign currency translation adjustments		27	—	—	—	31,225	—	31,252
Disposition of businesses		(5)	—	—	—	128,895	—	128,890
Balances at June 30, 2025	512,958,744	$8,749	$5,130	$3,600,443	$(6,888,100)	$(97,717)	$(30,709)	$(3,402,204)
See Condensed Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Consolidated net income (loss)	$(52,958)	$73,862
Reconciling items:
Non-cash operating lease expense, net of interest	94,143	113,219
Depreciation and amortization	82,769	86,339
Gain on disposition of businesses and/or operating assets, net	(250)	(144,276)
Share-based compensation	13,832	12,762
Amortization of deferred financing costs and note discounts	4,968	5,329
Credit loss expense	3,352	1,606
Deferred income taxes	(8,927)	9,537
Gain on extinguishment of debt, net	—	(23,396)
Other reconciling items, net	(784)	3,447
Changes in operating assets and liabilities, net of effects of dispositions:
Decrease in accounts receivable	3,897	32,135
Decrease (increase) in prepaid expenses and other operating assets	4,730	(7,907)
Decrease in accounts payable and accrued expenses	(9,909)	(51,899)
Decrease in operating lease liabilities (cash payments, net of interest)	(105,949)	(124,080)
Decrease in accrued interest	(10,185)	(8,790)
Increase in deferred revenue	27,373	27,151
Increase (decrease) in other operating liabilities	1,738	(2,713)
Net cash provided by operating activities	47,840	2,326
Cash flows from investing activities:
Capital expenditures	(35,323)	(42,080)
Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold	1,288	599,292
Other investing activities, net	(693)	74
Net cash provided by (used for) investing activities	(34,728)	557,286
Cash flows from financing activities:
Payments on long-term debt	(145)	(574,673)
Debt issuance costs	(25)	(1,421)
Taxes paid related to net share settlement of equity awards	(14,686)	(4,412)
Payments to noncontrolling interests, net	(6,133)	(4,775)
Net cash used for financing activities	(20,989)	(585,281)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(958)	4,414
Net decrease in cash, cash equivalents and restricted cash	(8,835)	(21,255)
Cash, cash equivalents and restricted cash at beginning of period	216,660	172,072
Cash, cash equivalents and restricted cash at end of period	$207,825	$150,817
Supplemental disclosures:
Cash paid for interest	$205,848	$210,220
Cash paid for income taxes, net of refunds	$997	$6,737

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
Discontinued Operations
As described in the 2025 Form 10-K, the Company’s business in Spain has been classified as a discontinued operation, and it remained held for sale as of June 30, 2026. On August 4, 2026, the Company completed the sale of this business. Refer to Note 2 for additional information. The Company’s former Europe-North segment and Latin American businesses, which were sold in 2025, are also presented as discontinued operations for the prior year period.
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
Pending Take-Private Merger
On February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Parent Inc., a Delaware corporation (“Parent”), and Madison Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, the Company is to be acquired by an investor consortium comprised of affiliates and/or certain investment funds advised by Mubadala Capital. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.
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
The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on April 9, 2026. On May 12, 2026, the Company’s stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Merger is expected to close by the end of the third quarter of 2026, subject to the satisfaction of remaining customary closing conditions, including receipt of regulatory approvals, such as review by the Committee on Foreign Investment in the United States.
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
In connection with the Merger, in April 2026, the Company completed consent solicitations with respect to its outstanding senior secured notes, term loan facility and revolving credit facility, and entered into amendments to the related debt documents. These amendments are effective but will become operative only upon consummation of the Merger. Additionally, in May 2026, the Company completed a consent solicitation with respect to its receivables-based credit facility and entered into an amendment to the related credit agreement, which will become effective upon consummation of the Merger. In connection with the Merger, the Company has also issued conditional notices of redemption for its outstanding senior unsecured notes. Refer to Note 5 for additional information regarding these Merger-related debt actions.
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
NOTE 2 – DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions
As described in the 2025 Form 10-K, the Company sold its former Europe-North segment and Latin American businesses in 2025. During the six months ended June 30, 2026, the Company paid $4.5 million of transaction-related costs and final post-closing adjustments primarily associated with the Company’s Latin American business dispositions, which reduced net cash proceeds from those transactions. These payments are reflected within “Proceeds from sales of businesses and/or assets, net of direct costs to sell and cash sold” in investing activities in the Consolidated Statements of Cash Flows.
In 2025, the Company entered into a definitive agreement to sell its business in Spain, and the business remained classified as held for sale as of June 30, 2026. On August 4, 2026, the Company completed the sale of this business for a purchase price of approximately $132.3 million. Final net proceeds remain subject to certain customary post-closing adjustments and the payment of transaction-related fees and expenses. The Company expects to recognize a gain on sale during the third quarter of 2026.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Assets and Liabilities of Discontinued Operations
As of June 30, 2026 and December 31, 2025, assets and liabilities of discontinued operations relate solely to the Company’s former business in Spain. The related assets and liabilities are presented as current in the Consolidated Balance Sheets.
The following table presents the carrying amounts of the major classes of assets and liabilities of discontinued operations:

(In thousands)	June 30, 2026	December 31, 2025
Assets of discontinued operations:
Cash and cash equivalents	$10,143	$21,115
Accounts receivable, net	40,604	45,455
Prepaid expenses and other current assets	6,641	9,668
Property, plant and equipment, net	63,375	60,916
Operating lease right-of-use assets	61,385	61,131
Other assets	5,125	4,424
Current assets of discontinued operations on Consolidated Balance Sheets	$187,273	$202,709

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$28,440	$36,147
Operating lease liabilities	59,085	60,156
Deferred revenue	1,282	1,420
Other liabilities	1,541	1,586
Current liabilities of discontinued operations on Consolidated Balance Sheets	$90,348	$99,309
Letters of Credit and Guarantees
As of June 30, 2026, the Company had an outstanding letter of credit of $7.0 million and bank guarantees of $9.0 million, both related to its former business in Spain, which were supported by $0.7 million in cash collateral. On August 4, 2026, the Company completed the sale of this business. The related letter of credit was canceled, and the related bank guarantees are expected to be transferred to the buyer.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income from Discontinued Operations
The following table presents the major components of income from discontinued operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2026(1)	2025(2)	2026(1)	2025(3)
Revenue	$32,242	$42,579	$58,895	$216,505
Expenses:
Direct operating expenses	18,192	23,585	38,562	153,407
Selling, general and administrative expenses	4,360	7,119	9,492	43,822
Corporate expenses	17	1,050	44	10,221
Interest expense (income), net(4)	(38)	(137)	(107)	7,223
Other expense (income), net(5)	1,118	(3,505)	2,009	7,532
Income (loss) from discontinued operations before net gain (loss) on sold and held-for-sale businesses and income taxes	8,593	14,467	8,895	(5,700)
Gain (loss) on sold and held-for-sale businesses, net(6)	(193)	(7,641)	290	131,973
Income tax expense attributable to discontinued operations	(3,362)	(2,508)	(2,694)	(3,440)
Income from discontinued operations, net of income taxes	$5,038	$4,318	$6,491	$122,833
(1)Discontinued operations for the three and six months ended June 30, 2026 include results from the Company’s former business in Spain (sold on August 4, 2026).
(2)Discontinued operations for the three months ended June 30, 2025 include results from the Company’s former business in Spain and its former business in Brazil (sold on October 1, 2025).
(3)Discontinued operations for the six months ended June 30, 2025 include results from the Company’s former businesses in Spain and Brazil, its former Europe-North segment through its date of sale (March 31, 2025), and its former businesses in Mexico, Peru and Chile through their date of sale (February 5, 2025).
(4)Interest expense, net, for the six months ended June 30, 2025 primarily relates to the term loans of Clear Channel International B.V. (“CCIBV”), an indirect wholly owned subsidiary of the Company. These term loans (the “CCIBV Term Loan Facility”) were fully prepaid on March 31, 2025 in connection with the sale of the Europe-North segment.
(5)Other expense, net, for the three and six months ended June 30, 2026 primarily consists of transaction costs related to the Spain sales process. Other expense (income), net, for the three and six months ended June 30, 2025 reflects transaction costs related to the international sales processes and foreign currency losses on intercompany notes, offset by net gains on the sale of operating assets. For the six months ended June 30, 2025, other expense, net, also includes a $5.4 million loss on debt extinguishment related to the prepayment of the CCIBV Term Loan Facility.
(6)For the three and six months ended June 30, 2026, the Company recognized a net loss of $0.2 million and a net gain of $0.3 million, respectively, primarily related to post-closing transaction costs and purchase price adjustments associated with the dispositions of its former Latin American businesses and Europe-North segment. For the three months ended June 30, 2025, the Company recognized a loss of $7.6 million related to its former business in Brazil and the sales of its other former Latin American and Europe-North segment businesses. For the six months ended June 30, 2025, the Company recognized a net gain of $132.0 million from the sales of its former Latin American businesses and Europe-North segment, partially offset by a loss related to its former business in Brazil.
Capital Expenditures of Discontinued Operations
The following table presents capital expenditures for discontinued operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2026	2025	2026	2025
Capital expenditures(1)	$2,145	$3,727	$5,588	$16,022
(1)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for discontinued operations of $0.8 million and $1.3 million as of June 30, 2026 and 2025, respectively.

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
The following table presents revenue, significant expenses, Segment Adjusted EBITDA and capital expenditures for each reportable segment for the three and six months ended June 30, 2026 and 2025. Segment information for total assets is not presented as this information is not used by the CODM to measure segment performance or allocate resources between segments.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
America
Revenue	$324,316	$303,111	$602,803	$557,304
Site lease expense(1)	96,087	94,115	188,736	182,450
Employee compensation costs(2)	48,524	43,903	93,296	85,937
Other segment expenses(3)	37,328	37,492	73,692	73,445
Segment Adjusted EBITDA	$142,377	$127,601	$247,079	$215,472
Capital expenditures	$13,754	$8,827	$21,670	$18,646

Airports
Revenue	$113,601	$99,685	$208,827	$179,668
Site lease expense(1)	67,113	59,915	123,589	111,153
Employee compensation costs(2)	8,963	8,213	16,971	15,632
Other segment expenses(3)	7,635	7,210	15,451	14,223
Segment Adjusted EBITDA	$29,890	$24,347	$52,816	$38,660
Capital expenditures	$2,157	$2,559	$5,891	$4,793
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles certain of the reportable segment measures disclosed in the above table to the Company’s consolidated measures for its continuing operations:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
America	$324,316	$303,111	$602,803	$557,304
Airports	113,601	99,685	208,827	179,668
Other	123	12	274	16
Total	$438,040	$402,808	$811,904	$736,988

Segment Adjusted EBITDA
America	$142,377	$127,601	$247,079	$215,472
Airports	29,890	24,347	52,816	38,660
Other	(278)	(381)	(559)	(571)
Total	$171,989	$151,567	$299,336	$253,561

Reconciliation of Segment Adjusted EBITDA to Income (Loss) From Continuing Operations Before Income Taxes
Segment Adjusted EBITDA	$171,989	$151,567	$299,336	$253,561
Less reconciling items:
Corporate expenses(1)	36,581	31,123	67,399	50,903
Restructuring and other costs(2)	95	—	272	5
Depreciation and amortization	41,246	43,335	82,769	86,339
Other operating expense (income), net	5,011	(315)	20,357	(6,100)
Interest expense, net	99,027	96,026	197,525	195,387
Gain on extinguishment of debt	—	(28,796)	—	(28,796)
Other income, net	(268)	(663)	(1,009)	(912)
Income (loss) from continuing operations before income taxes	$(9,703)	$10,857	$(67,977)	$(43,265)

Capital Expenditures
America	$13,754	$8,827	$21,670	$18,646
Airports	2,157	2,559	5,891	4,793
Other	—	40	31	52
Corporate	1,266	1,401	2,143	2,567
Total(3)	$17,177	$12,827	$29,735	$26,058
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
(3)In addition to capital expenditures paid during the reported periods, the Company had accrued but unpaid capital expenditures for continuing operations of $6.0 million and $3.5 million as of June 30, 2026 and 2025, respectively.

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
The following table presents revenue from contracts with customers, revenue from leases and total revenue from continuing operations for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from contracts with customers(1)	$388,985	$257,561	$707,118	$465,773
Revenue from leases(1)	49,055	145,247	104,786	271,215
Total	$438,040	$402,808	$811,904	$736,988
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
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2026 and December 31, 2025 consisted of the following:

(In thousands)	Maturity	June 30, 2026	December 31, 2025
Receivables-Based Credit Facility	June 2030	$—	$—
Revolving Credit Facility	June 2030	—	—
Term Loan Facility	August 2028	425,000	425,000
Clear Channel Outdoor Holdings 7.875% Senior Secured Notes	April 2030	865,000	865,000
Clear Channel Outdoor Holdings 7.125% Senior Secured Notes	February 2031	1,150,000	1,150,000
Clear Channel Outdoor Holdings 7.500% Senior Secured Notes	March 2033	900,000	900,000
Clear Channel Outdoor Holdings 7.750% Senior Notes	April 2028	899,311	899,311
Clear Channel Outdoor Holdings 7.500% Senior Notes	June 2029	905,950	905,950
Finance leases		3,489	3,636
Original issue discount		(2,967)	(3,605)
Long-term debt fees		(38,154)	(42,299)
Total debt		5,107,629	5,102,993
Less: Current portion		314	312
Total long-term debt		$5,107,315	$5,102,681
The aggregate market value of the Company’s debt, based on quoted market prices, was approximately $5.3 billion as of June 30, 2026 and December 31, 2025. Under the fair value hierarchy established by ASC 820-10-35, these inputs are classified as Level 1.
As of June 30, 2026, the Company was in compliance with all covenants contained in its debt agreements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Letters of Credit, Surety Bonds and Guarantees
The Company has letters of credit, surety bonds and bank guarantees related to various operational matters, including insurance, bid, concession and performance bonds.
As of June 30, 2026, the Company had $87.6 million of letters of credit outstanding under its receivables-based credit facility, resulting in $112.4 million of excess availability, and a $7.0 million letter of credit outstanding under its revolving credit facility, resulting in $93.0 million of remaining excess availability. Additionally, as of June 30, 2026, the Company had $42.6 million of surety bonds and $10.9 million of bank guarantees outstanding, a portion of which was supported by $2.7 million of cash collateral. A portion of these letters of credit and guarantees related to the Company’s former business in Spain, which was sold on August 4, 2026. Refer to Note 2 for additional information.
Pending Merger-Related Debt Actions
In the second quarter of 2026, the Company solicited consents from (i) holders of its senior secured notes, (ii) the lenders under the credit agreement governing its term loan and revolving credit facilities (the “Senior Secured Credit Agreement”), and (iii) the lenders under its receivables-based credit agreement to approve certain amendments to the applicable debt documents. Following receipt of the requisite consents, the Company entered into supplemental indentures with respect to its senior secured notes, as well as amendments to the Senior Secured Credit Agreement and its receivables-based credit agreement. These amendments provide that the Merger will not constitute a change of control under the applicable debt documents and add or amend certain related defined terms.
The supplemental indentures relating to the senior secured notes and the amendment to the Senior Secured Credit Agreement are effective but will become operative only upon consummation of the Merger and will cease to be effective if the Merger is not completed. The amendment to the receivables-based credit agreement will become effective upon consummation of the Merger and will cease to be operative if the Merger is not completed. Upon becoming effective, the amendment to the receivables-based credit agreement will also, among other things: (i) extend the maturity date of the credit agreement to a date that is five years from the consummation of the Merger, (ii) increase the revolving credit commitments from $200.0 million to $250.0 million, (iii) revise the borrowing base to expand eligible accounts thereunder, and (iv) add flexibility to permit qualified securitization financings.
Additionally, the Company has issued conditional notices of redemption for its outstanding 7.750% Senior Notes due 2028 and 7.500% Senior Notes due 2029, providing for their redemption upon satisfaction of the applicable conditions, including consummation of the Merger.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 – INCOME TAXES
Income Tax Benefit (Expense) Attributable to Continuing Operations
The Company’s income tax benefit (expense) attributable to continuing operations for the three and six months ended June 30, 2026 and 2025 consisted of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense attributable to continuing operations	$(1,026)	$(1,281)	$(2,160)	$(2,497)
Deferred income tax benefit (expense) attributable to continuing operations	727	(3,245)	10,688	(3,209)
Income tax benefit (expense) attributable to continuing operations	$(299)	$(4,526)	$8,528	$(5,706)
The effective tax rates for continuing operations for the three and six months ended June 30, 2026 were (3.1)% and 12.5%, respectively, compared to 41.7% and (13.2)% for the same periods in 2025. The effective tax rates were primarily driven by changes in the valuation allowance on deferred tax assets related to interest expense carryforwards.
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Structures	$1,865,623	$1,865,659
Land, buildings and improvements	130,516	130,119
Furniture and other equipment	106,117	103,817
Construction in progress	37,519	32,420
Property, plant and equipment, gross	2,139,775	2,132,015
Less: Accumulated depreciation	(1,711,203)	(1,690,192)
Property, plant and equipment, net	$428,572	$441,823
NOTE 9 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Permits	$759,161	$(243,221)	$758,812	$(210,524)
Permanent easements	166,493	—	165,953	—
Trademarks	83,569	(60,007)	83,569	(55,849)
Transit, street furniture and other outdoor contractual rights	205,340	(195,592)	206,283	(194,003)
Total intangible assets	$1,214,563	$(498,820)	$1,214,617	$(460,376)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill
The following table presents the goodwill balance by segment as of June 30, 2026. There were no changes during the six months ended June 30, 2026.

(In thousands)	America(1)	Airports	Consolidated
Balance as of June 30, 2026	$482,937	$24,882	$507,819
(1)The goodwill balance for the America segment is net of cumulative impairments totaling $2.6 billion.
NOTE 10 – STOCKHOLDERS’ DEFICIT
Share-Based Compensation
Share-based compensation expense for continuing operations, which is included in “Corporate expenses” on the Consolidated Statements of Income (Loss), was $7.9 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $13.8 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively.
Annual Grants
On April 29, 2026, the Company granted approximately 3.6 million restricted stock units (“RSUs”) to certain employees under the Company’s stock incentive plan as part of the Company’s annual compensation program.
The RSUs vest in full on the one-year anniversary of the grant date, subject to continued employment through the vesting date. The awards are also subject to accelerated vesting upon certain qualifying terminations and in connection with a change in control in which the awards are not assumed or substituted, as set forth in the applicable award agreements.
The RSUs are accounted for as equity-classified awards under ASC 718, and compensation expense is recognized on a straight-line basis over the requisite service period.
As of June 30, 2026, 25,230,755 shares remained available for issuance under the Company’s stock incentive plan, assuming a 100% payout of all outstanding performance stock units, including awards granted to employees of discontinued operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Computation of Net Income (Loss) per Share
The following table presents the computation of net income (loss) per share for the three and six months ended June 30, 2026 and 2025:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators:
Income (loss) from continuing operations	$(10,002)	$6,331	$(59,449)	$(48,971)
Less: Net income from continuing operations attributable to noncontrolling interests	358	1,106	958	1,776
Net income (loss) from continuing operations attributable to the Company	(10,360)	5,225	(60,407)	(50,747)
Income from discontinued operations	5,038	4,318	6,491	122,833
Less: Net income from discontinued operations attributable to noncontrolling interests	1	23	1	57
Net income from discontinued operations attributable to the Company	5,037	4,295	6,490	122,776
Net income (loss) attributable to the Company	$(5,323)	$9,520	$(53,917)	$72,029

Denominators:
Weighted average common shares outstanding – Basic	508,993	496,792	503,770	493,580
Weighted average common shares outstanding – Diluted(1)	508,993	498,401	503,770	493,580

Net income (loss) attributable to the Company per share of common stock — Basic and Diluted:
Net income (loss) from continuing operations attributable to the Company per share of common stock	$(0.02)	$0.01	$(0.12)	$(0.10)
Net income from discontinued operations attributable to the Company per share of common stock	0.01	0.01	0.01	0.25
Net income (loss) attributable to the Company per share of common stock — Basic and Diluted	$(0.01)	$0.02	$(0.11)	$0.15
(1)Outstanding equity awards equivalent to 39.5 million shares for the three months ended June 30, 2026 and 42.3 million and 28.3 million shares for the six months ended June 30, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive. For the three months ended June 30, 2025, diluted weighted average common shares outstanding included 1.6 million shares from the assumed conversion of dilutive equity awards, calculated using the treasury stock method.

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

(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents in the Balance Sheets	$192,138	$190,022
Cash and cash equivalents included in Current assets of discontinued operations	10,143	21,115
Restricted cash included in the following line items:
Other current assets	1,652	1,674
Current assets of discontinued operations	748	1,043
Other assets	3,144	2,806
Total cash, cash equivalents and restricted cash in the Statements of Cash Flows	$207,825	$216,660
Accounts Receivable
The following table presents the components of accounts receivable, net, as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable	$381,330	$382,582
Less: Allowance for credit losses	(13,338)	(11,205)
Accounts receivable, net	$367,992	$371,377
Credit loss expense for continuing operations, included in “Selling, general and administrative expenses” on the Consolidated Statements of Income (Loss), was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued Expenses
The following table presents the components of accrued expenses as reported in the Consolidated Balance Sheets:

(In thousands)	June 30, 2026	December 31, 2025
Accrued rent	$53,630	$60,660
Accrued employee compensation and benefits	32,076	40,942
Accrued taxes	15,099	14,315
Accrued other	61,173	53,776
Total accrued expenses	$161,978	$169,693
Other Operating Expense (Income), Net
Other operating expense, net, of $5.0 million and $20.4 million for the three and six months ended June 30, 2026, respectively, primarily consisted of transaction costs, including costs associated with the Merger, of $4.4 million and $20.2 million, respectively. Other operating expense, net, also included net losses (gains) from the sale or disposal of operating assets of $0.3 million and $(0.3) million, respectively, with the remaining expense driven by bank fees.
Other operating income, net, of $0.3 million and $6.1 million for the three and six months ended June 30, 2025, respectively, primarily consisted of net gains from the sale or disposal of operating assets of $0.7 million and $7.2 million, respectively. These gains were partially offset by transaction costs associated with structural initiatives and financial advisory services of $0.1 million and $0.7 million, respectively, and bank fees.

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
We operate two reportable segments: America, which includes our U.S. roadside billboard and street furniture advertising operations, and Airports, which includes our U.S. and Caribbean airport advertising operations. Our remaining operations in Singapore are reported as “Other.” Our other historical international operations have been exited and are reported as discontinued operations for all periods presented.
Completed Spain Business Disposition
On August 4, 2026, we completed the sale of our business in Spain for a purchase price of approximately $132.3 million. Final net proceeds remain subject to certain customary post-closing adjustments and the payment of transaction-related fees and expenses. We intend to use the net proceeds to further reduce our outstanding debt, subject to the outcome of the Merger described below.
Pending Take-Private Merger
On February 9, 2026, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which the Company is to be acquired by an investor consortium comprised of affiliates and/or certain investment funds advised by Mubadala Capital. Under the terms of the Merger Agreement, the consortium will acquire all outstanding shares of our common stock (subject to certain exceptions), with our common stockholders receiving $2.43 per share in cash. The Merger is expected to close by the end of the third quarter of 2026, subject to the satisfaction of remaining customary closing conditions, including receipt of required regulatory approvals. If the Merger is consummated, our common stock will no longer be listed for trading on any public market. Refer to Note 1 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the Merger.
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

Macroeconomic Trends, Uncertainties and Seasonality
Macroeconomic conditions influence our operating results and financial condition. Inflation remains above the U.S. Federal Reserve’s long-term target and has remained volatile in recent periods, including as a result of fluctuations in energy prices and broader geopolitical developments. While the Federal Reserve reduced target interest rates in late 2025, it maintained those rates during the first half of 2026. Market interest rates remain above recent historical averages and continue to be subject to market volatility, resulting in elevated borrowing costs that impact our cost of debt and overall financing environment.
We continue to monitor developments related to global trade and tariff policies. Changes in trade policy, including tariffs and related legal and regulatory developments, together with ongoing geopolitical tensions, including in the Middle East, have contributed to an evolving trade and supply chain environment. While we have not experienced a material impact to date, these dynamics have resulted in isolated cost pressures for certain materials and components used in our operations, and future changes could affect our operating costs, supply chain arrangements and pricing.
Advertising demand is sensitive to broader economic conditions, as spending on out-of-home advertising has historically correlated with overall economic activity, including changes in gross domestic product. Despite increased macroeconomic uncertainty during the first half of 2026, demand across our portfolio has remained relatively resilient. However, continued economic uncertainty or slower economic growth could adversely impact advertiser spending in future periods.
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
•Results of discontinued operations are presented and discussed separately below.
Consolidated Results of Continuing Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$438,040	$402,808	8.7%	$811,904	$736,988	10.2%
Operating expenses:
Direct operating expenses	196,178	185,530	5.7%	376,280	354,059	6.3%
Selling, general and administrative expenses	69,968	65,711	6.5%	136,560	129,373	5.6%
Corporate expenses	36,581	31,123	17.5%	67,399	50,903	32.4%
Depreciation and amortization	41,246	43,335	(4.8)%	82,769	86,339	(4.1)%
Other operating expense (income), net	5,011	(315)		20,357	(6,100)
Operating income	89,056	77,424		128,539	122,414
Interest expense, net	(99,027)	(96,026)		(197,525)	(195,387)
Gain on extinguishment of debt	—	28,796		—	28,796
Other income, net	268	663		1,009	912
Income (loss) from continuing operations before income taxes	(9,703)	10,857		(67,977)	(43,265)
Income tax benefit (expense) attributable to continuing operations	(299)	(4,526)		8,528	(5,706)
Income (loss) from continuing operations	(10,002)	6,331		(59,449)	(48,971)
Income from discontinued operations	5,038	4,318		6,491	122,833
Consolidated net income (loss)	(4,964)	10,649		(52,958)	73,862
Less: Net income attributable to noncontrolling interests	359	1,129		959	1,833
Net income (loss) attributable to the Company	$(5,323)	$9,520		$(53,917)	$72,029
Consolidated Revenue
Consolidated revenue increased by $35.2 million, or 8.7%, for the three months ended June 30, 2026, and by $74.9 million, or 10.2%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases reflected increased advertising activity associated with the 2026 FIFA World Cup and strong performance in the San Francisco Bay Area, driven by continued demand from technology advertisers and, for the six-month period, the impact of Super Bowl LX.
Revenue growth in both periods was driven by higher digital and print display advertising revenue. The table below provides information on consolidated digital revenue.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Digital revenue	$195,426	$177,308	10.2%	$353,776	$316,189	11.9%
Percent of total consolidated revenue	44.6%	44.0%		43.6%	42.9%

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased by $10.6 million, or 5.7%, for the three months ended June 30, 2026, and by $22.2 million, or 6.3%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher site lease expense, reflecting higher costs associated with increased advertising revenue, as well as new and renewed contracts.
The table below provides information on consolidated site lease expense.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Site lease expense	$163,275	$154,030	6.0%	$312,469	$293,603	6.4%
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased by $4.3 million, or 6.5%, for the three months ended June 30, 2026, and by $7.2 million, or 5.6%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher employee compensation expense, reflecting increased incentive-based pay, partially offset by lower payment processing fees.
Corporate Expenses
Corporate expenses increased by $5.5 million, or 17.5%, for the three months ended June 30, 2026, and by $16.5 million, or 32.4%, for the six months ended June 30, 2026, compared to the same periods in 2025.
The increase for the three-month period was primarily driven by higher employee compensation expense, including higher bonus and insurance benefit costs.
The increase for the six-month period was primarily driven by the non-recurrence of $10.1 million of insurance proceeds recognized in the prior-year period related to the ongoing process to recover certain amounts previously incurred in connection with a resolved legal matter. These proceeds are reflected in “Restructuring and other costs (reversals), net” in the table below. The remaining increase primarily reflected higher employee compensation expense, including higher insurance benefit costs and higher bonus expense.
The table below provides additional information on certain drivers of corporate expenses.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Share-based compensation expense(1)	$7,942	$7,359	7.9%	$13,788	$12,783	7.9%
Restructuring and other costs (reversals), net(2)	82	755	(89.1)%	1,554	(7,626)	NM
(1)Excludes share-based compensation expense for employees of discontinued operations for all periods presented.
(2)Percentage changes that are not meaningful have been designated as “NM.”
Depreciation and Amortization
Depreciation and amortization decreased by $2.1 million, or 4.8%, for the three months ended June 30, 2026, and by $3.6 million, or 4.1%, for the six months ended June 30, 2026, compared to the same periods in 2025. These decreases were primarily driven by higher depreciation expense in the prior-year period related to certain assets that have since become fully depreciated.
Other Operating Expense (Income), Net
Other operating expense, net, was $5.0 million and $20.4 million for the three and six months ended June 30, 2026, respectively, compared to other operating income, net, of $0.3 million and $6.1 million for the three and six months ended June 30, 2025, respectively. The year-over-year changes were primarily driven by transaction costs incurred in the current-year periods related to the Merger and, to a lesser extent, by lower net gains on the sale or disposal of operating assets compared to the prior-year periods. Refer to Note 11 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Interest Expense, Net
Interest expense, net, increased by $3.0 million and $2.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by higher interest expense associated with the August 2025 senior secured notes refinancing, partially offset by lower interest expense resulting from reduced outstanding debt balances following the repurchase of a portion of our senior unsecured notes during the second quarter of 2025.
Gain on Extinguishment of Debt
During the three and six months ended June 30, 2025, we recognized a gain on extinguishment of debt of $28.8 million related to the repurchase of a portion of our senior unsecured notes in open-market transactions at a discount.
Income Tax Benefit (Expense) Attributable to Continuing Operations
The effective tax rates for continuing operations for the three and six months ended June 30, 2026 were (3.1)% and 12.5%, respectively, compared to 41.7% and (13.2)% for the three and six months ended June 30, 2025, respectively. The effective tax rates were primarily driven by changes in the valuation allowance on deferred tax assets related to interest expense carryforwards.
America Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$324,316	$303,111	7.0%	$602,803	$557,304	8.2%
Direct operating expenses(1)	122,840	120,394	2.0%	241,068	232,814	3.5%
SG&A expenses(1)	59,160	55,116	7.3%	114,894	109,023	5.4%
Segment Adjusted EBITDA	142,377	127,601	11.6%	247,079	215,472	14.7%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
America Revenue
America revenue increased by $21.2 million, or 7.0%, for the three months ended June 30, 2026, and by $45.5 million, or 8.2%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases reflected increased advertising activity associated with the 2026 FIFA World Cup and significant growth in the San Francisco/Bay Area market, driven by continued demand from technology advertisers and, for the six-month period, the impact of Super Bowl LX, as well as stronger performance across a broad base of other markets.
By format, revenue growth was primarily driven by print and digital billboard products. The table below provides additional information on America digital revenue, which increased due to higher advertiser demand and, to a lesser extent, new inventory.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Digital revenue	$122,004	$113,800	7.2%	$221,258	$203,424	8.8%
Percent of total segment revenue	37.6%	37.5%		36.7%	36.5%
By sales channel, revenue growth reflected continued strength in local advertising sales. National sales accounted for 33.9% and 33.7% of America revenue for the three months ended June 30, 2026 and 2025, respectively, and 32.6% and 34.0% for the six months ended June 30, 2026 and 2025, respectively, with the remainder derived from local sales.
America Direct Operating Expenses
America direct operating expenses increased by $2.4 million, or 2.0%, for the three months ended June 30, 2026, and by $8.3 million, or 3.5%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher site lease expense, reflecting higher variable site lease costs associated with increased revenue.

The table below provides information on America site lease expense.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Site lease expense	$96,087	$94,115	2.1%	$188,736	$182,450	3.4%
America SG&A Expenses
America SG&A expenses increased by $4.0 million, or 7.3%, for the three months ended June 30, 2026, and by $5.9 million, or 5.4%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher employee compensation expense, reflecting increased incentive-based pay, partially offset by lower payment processing fees.
Airports Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Revenue	$113,601	$99,685	14.0%	$208,827	$179,668	16.2%
Direct operating expenses(1)	73,251	65,122	12.5%	135,018	121,231	11.4%
SG&A expenses(1)	10,494	10,216	2.7%	21,027	19,777	6.3%
Segment Adjusted EBITDA	29,890	24,347	22.8%	52,816	38,660	36.6%
(1)Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Airports Revenue
Airports revenue increased by $13.9 million, or 14.0%, for the three months ended June 30, 2026, and by $29.2 million, or 16.2%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases reflected increased advertising activity associated with the 2026 FIFA World Cup and strong performance at San Francisco International Airport, driven by continued demand from technology advertisers and, for the six-month period, the impact of Super Bowl LX and increased conference-related advertising activity.
By format, revenue growth was primarily driven by higher digital advertising sales. The table below provides additional information on Airports digital revenue.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Digital revenue	$73,422	$63,508	15.6%	$132,518	$112,765	17.5%
Percent of total segment revenue	64.6%	63.7%		63.5%	62.8%
By sales channel, revenue growth reflected continued strength in local advertising sales. National sales accounted for 57.8% and 59.3% of Airports revenue for the three months ended June 30, 2026 and 2025, respectively, and 58.1% and 61.6% for the six months ended June 30, 2026 and 2025, respectively, with the remainder derived from local sales.
Airports Direct Operating Expenses
Airports direct operating expenses increased by $8.1 million, or 12.5%, for the three months ended June 30, 2026, and by $13.8 million, or 11.4%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher site lease expense, reflecting higher minimum guaranteed payments under certain airport contracts, including increases based on prior-period performance, and the renewal of the contract with the Metropolitan Washington Airports Authority.
The table below provides information on Airports site lease expense.

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change
Site lease expense	$67,113	$59,915	12.0%	$123,589	$111,153	11.2%

Airports SG&A Expenses
Airports SG&A expenses increased by $0.3 million, or 2.7%, for the three months ended June 30, 2026, and by $1.3 million, or 6.3%, for the six months ended June 30, 2026, compared to the same periods in 2025. The increases were primarily driven by higher employee compensation expense, reflecting increased incentive-based pay, partially offset by lower payment processing fees.
Income from Discontinued Operations
Discontinued operations for the three and six months ended June 30, 2026 reflect only our former business in Spain, while discontinued operations for the three and six months ended June 30, 2025 also reflect our former Europe-North segment and Latin American businesses through their respective dates of sale.
Income from discontinued operations was $5.0 million for the three months ended June 30, 2026, compared to $4.3 million for the same period in 2025. The year-over-year increase was primarily driven by the $7.6 million loss on sold and held-for-sale businesses included in the prior-year period, primarily related to a fair value adjustment associated with our former Brazil business. This increase was partially offset by lower net gains on the sale or disposal of operating assets compared to the prior-year period.
Income from discontinued operations was $6.5 million for the six months ended June 30, 2026, compared to $122.8 million for the same period in 2025. The year-over-year decrease was primarily driven by the $132.0 million net gain on sold and held-for-sale businesses included in the prior-year period, primarily from the sales of our former Latin American businesses and former Europe-North segment, partially offset by a loss related to our former Brazil business. This decrease was partially offset by the absence of interest expense and the loss on debt extinguishment associated with the prior-year repayment of the CCIBV Term Loan.
Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
Short-Term Liquidity
Our primary cash requirements include working capital to support business operations, capital expenditures and debt service obligations. We typically fund these needs through cash on hand, cash generated from operations and, when necessary, borrowings under our credit facilities. In addition, we have benefited from cash proceeds from international business sales, including proceeds from the recent sale of our business in Spain, which we intend to use to further reduce outstanding debt, subject to the outcome of the Merger. We believe our sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months.
Long-Term Liquidity
Our long-term cash requirements depend on a variety of factors, including business growth, investments in digital conversions and new technologies, the timing and completion of the Merger, and costs related to the Merger. We also have long-term cash requirements related to the repayment of outstanding debt, which currently matures between 2028 and 2033.
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
Cash Requirements
Working Capital Needs
Site lease payments represent our most significant recurring operating cash requirement and consist of payments for land or space used by our advertising displays. These arrangements include both fixed minimum payments and revenue-sharing components under lease and non-lease contracts. For the six months ended June 30, 2026 and 2025, site lease expense for continuing operations was $312.5 million and $293.6 million, respectively, and is included in direct operating expenses in our Consolidated Statements of Income (Loss). Site lease expense includes the effects of straight-line rent and other non-cash adjustments and, as a result, may differ from cash payments made during the period. We expect to fund our site lease and other working capital obligations primarily through cash generated from operations.
Capital Expenditures
Our capital expenditures primarily relate to the construction, enhancement and maintenance of our out-of-home advertising displays, including continued investment in digital displays as part of our long-term strategy to digitize our network. We expect to fund our capital expenditures primarily through cash generated from operations.
The following table summarizes capital expenditures for the six months ended June 30, 2026 and 2025:

(In thousands)	Six Months Ended June 30,
	2026	2025
America	$21,670	$18,646
Airports	5,891	4,793
Other	31	52
Corporate	2,143	2,567
Capital expenditures for continuing operations	29,735	26,058
Capital expenditures for discontinued operations(1)	5,588	16,022
Total capital expenditures(2)	$35,323	$42,080
(1)Capital expenditures for discontinued operations decreased following the sales of our former Europe-North segment and Latin American businesses in 2025.
(2)As of June 30, 2026 and 2025, we had accrued but unpaid capital expenditures for continuing operations of $6.0 million and $3.5 million, respectively. For discontinued operations, accrued but unpaid capital expenditures were $0.8 million and $1.3 million, respectively.
Debt Service Obligations
A significant portion of our cash requirements relates to debt service obligations. During the six months ended June 30, 2026 and 2025, we paid cash interest of $205.8 million and $210.2 million, respectively. The decrease in 2026 primarily reflects the reduction in outstanding indebtedness resulting from the repayment of the $375.0 million CCIBV Term Loan Facility on March 31, 2025 and the repurchase of $229.7 million aggregate principal amount of senior unsecured notes in the second quarter of 2025 for a total cash payment of $203.4 million, including accrued interest and related fees. This decrease was partially offset by the impact of the August 2025 senior secured notes refinancing, including the first semi-annual interest payments on the 7.125% and 7.500% Senior Secured Notes, which occurred during the current-year period, as well as higher interest expense associated with the new debt.
Based on our outstanding indebtedness as of June 30, 2026, and assuming no debt prepayments, repurchases, refinancings or issuances, we expect to pay approximately $197 million of cash interest during the second half of 2026 and approximately $394 million in 2027. These amounts reflect our capital structure as of June 30, 2026 and do not give effect to any financing transactions that may occur in connection with, upon or following the consummation of the Merger, or the potential application of the net proceeds from the sale of our business in Spain to reduce our outstanding indebtedness.

Our next significant debt maturities are currently in 2028, when $899.3 million aggregate principal amount of 7.750% Senior Notes and $425.0 million under our term loan facility become due. For additional details on our outstanding long-term debt, refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Sources of Capital and Liquidity
Cash on Hand
As of June 30, 2026, we had $202.3 million of cash and cash equivalents, including $10.1 million held by discontinued operations in Spain and $5.5 million held by continuing operations subsidiaries outside the U.S. At present, excess cash held by our foreign subsidiaries could be repatriated with minimal U.S. tax consequences, and dividend distributions from international subsidiaries are not expected to result in a U.S. federal income tax liability.
Cash Flow from Operations
During the six months ended June 30, 2026, net cash provided by operating activities was $47.8 million, compared to $2.3 million during the same period in 2025. The increase was primarily driven by stronger operating performance in both the America and Airports segments, lower cash payments for income taxes of $5.7 million due to a smaller international operating footprint and lower cash interest payments of $4.4 million, as discussed above. These increases in cash flow from operations were partially offset by $12.2 million of transaction costs paid in the current-year period related to the Merger and the non-recurrence of $10.1 million in insurance proceeds received in the prior-year period related to the ongoing process to recover certain amounts previously incurred in connection with a resolved legal matter.
Dispositions
During the six months ended June 30, 2026, we received net cash proceeds of $5.8 million from asset dispositions. These proceeds were partially offset by the payment of $4.5 million for transaction-related costs and final post-closing adjustments primarily associated with our Latin American business dispositions.
During the six months ended June 30, 2025, we received net cash proceeds of $589.3 million from the sale of our former Europe-North segment and certain Latin American businesses. A portion of these proceeds was used to fully prepay the $375.0 million CCIBV Term Loan Facility, with the remainder used to improve liquidity and financial flexibility, as permitted under our debt agreements. We also received $10.0 million of cash proceeds from asset dispositions.
On August 4, 2026, we completed the sale of our business in Spain for a purchase price of approximately $132.3 million. We intend to use the net proceeds, after customary post-closing adjustments and the payment of transaction-related fees and expenses, to further reduce our outstanding debt, subject to the outcome of the Merger. Refer to Note 2 to our Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Credit Facilities
We have access to a revolving credit facility and a receivables-based credit facility, each of which includes sub-facilities for letters of credit and short-term borrowings and currently matures on June 12, 2030. As of June 30, 2026, we had no borrowings outstanding and significant available capacity under our credit facilities.
The following table presents borrowing limits, letters of credit outstanding and excess availability under these credit facilities as of June 30, 2026:

(in millions)	Revolving Credit Facility	Receivables-Based Credit Facility	Total Credit Facilities(3)
Borrowing limit(1)	$100.0	$200.0	$300.0
Borrowings outstanding	—	—	—
Letters of credit outstanding(2)	7.0	87.6	94.5
Excess availability	$93.0	$112.4	$205.5
(1)As of June 30, 2026, the revolving credit facility commitment is $100.0 million, and the maximum commitment under the receivables-based credit facility is $200.0 million (capped by a borrowing base that fluctuates based on our accounts receivable balance, as calculated under the receivables-based credit agreement).
(2)As of June 30, 2026, the letter of credit outstanding under the revolving credit facility related to our former business in Spain. On August 4, 2026, we completed the sale of this business, and the related letter of credit was canceled.
(3)Due to rounding, totals may not sum exactly as presented.

Debt Covenants
Our debt agreements contain covenants as described in the 2025 Form 10-K. As of June 30, 2026, we were in compliance with all applicable covenants.
The Senior Secured Credit Agreement includes a springing financial covenant that applies only if the revolving credit facility has an outstanding balance or if undrawn letters of credit under that facility exceed $10 million. If triggered, the covenant requires that we maintain a first lien net leverage ratio of less than 7.10 to 1.00. As of June 30, 2026, these conditions were not met and the covenant was not in effect. Refer to the “Credit Facilities” section above for additional information on borrowings and excess availability as of June 30, 2026.
Pending Merger-Related Debt Actions
In connection with the Merger, during the second quarter of 2026, we amended the indentures governing our senior secured notes, the Senior Secured Credit Agreement and our receivables-based credit agreement to provide that the Merger will not constitute a change of control under the applicable debt documents and to add or amend certain related defined terms. The supplemental indentures relating to the senior secured notes and the amendment to the Senior Secured Credit Agreement are effective but will become operative only upon consummation of the Merger, while the amendment to the receivables-based credit agreement will become effective upon consummation of the Merger.
Upon becoming effective, the amendment to the receivables-based credit agreement will also, among other things, extend the maturity date to a date that is five years from the consummation of the Merger and increase the revolving credit commitments from $200.0 million to $250.0 million.
We have also issued conditional notices of redemption for our outstanding senior unsecured notes. Refer to Note 5 to our Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
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
For a discussion of our critical accounting estimates — those estimates that involve significant judgment and are most important to understanding our financial statements — refer to Item 7 of the 2025 Form 10-K. During the six months ended June 30, 2026, there have been no material changes to our critical accounting estimates, management’s judgments and assumptions, or the potential effects if actual results differ from these assumptions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our expectations or beliefs regarding future events, including, but not limited to: statements regarding the Merger, any expected timetable for completing the Merger (including whether the Merger is consummated in a timely manner or at all), and the expected benefits of the Merger; our business plans and strategies and the expected benefits of business initiatives; the effects of geopolitical developments and tariffs on the macroeconomic environment; expectations regarding the use of net proceeds from the sale of our former business in Spain; expectations about certain markets and potential improvements; industry and market trends; expectations surrounding our cash flow and liquidity; and our ability to retain new and existing customers and maintain bookings.
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
•Failure to satisfy the conditions precedent to consummate the Merger, including obtaining required regulatory approvals;
•The risk that restrictions on the operation of our business during the pendency of the Merger may impact our ability to pursue certain business opportunities or strategic transactions or undertake certain actions we might otherwise have taken;
•Litigation relating to, or other unexpected costs resulting from, the Merger;
•Continued economic uncertainty, an economic slowdown or recession, or other macroeconomic factors, including as a result of geopolitical developments, including in the Middle East, increased tariffs and retaliatory trade regulations and policies;
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in interest rates and inflation, and future fluctuations in these factors could affect our financial results. Except as set forth below, there have been no material changes in our market risk disclosures from those provided in Item 7A of the 2025 Form 10-K.
Foreign Currency Exchange Rate Risk
Following the sale of our former business in Spain on August 4, 2026, our foreign currency exchange rate risk is minimal.
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
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we withheld shares of our common stock from employees to satisfy their tax withholding obligations related to the vesting of restricted stock units. These shares were withheld at fair market value on the vesting date and added back to treasury stock. The Company did not otherwise repurchase any of its equity securities during the period.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

Exhibit Number	Description
10.2
Third Amendment to Credit Agreement, dated as of May 15, 2026, by and among Clear Channel Outdoor Holdings, Inc., the other borrowers party thereto, the several lenders from time to time party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent, and each other party thereto, relating to the Company’s Existing Credit Agreement (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on May 18, 2026).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

Date:	August 5, 2026	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer